Form 10-K
period 2005-12-31
COMBINATORX, INC
filed 2006-03-20
CIK 1135906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-51171

COMBINATORX, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3159793 (IRS Employer Identification Number)
650 Albany Street Boston, Massachusetts (Address of Principal Executive Offices)	02118 (Zip Code)

Registrant's telephone number, including area code: (617) 425-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Act from their obligations under those Sections.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check One:

        Large Accelerated Filer: ☐    Accelerated Filer: ☐     Non-Accelerated Filer: ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

        The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $157,300,512, on March 16, 2006. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant and each holder of more than 5% of the registrant's common stock. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ National Market on March 16, 2006. Information regarding the aggregate market value of the registrant's common stock as of June 30, 2005 has not been provided due to the fact that trading of the registrant's common stock on the NASDAQ National Market did not commence until November 9, 2005.

        As of March 17, 2006, the registrant had 23,533,131 shares of common stock, par value $0.001 per share, outstanding.

        Specified portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on June 1, 2006, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMBINATORX, INCORPORATED
ANNUAL REPORT
ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," will continue," "will result," "seek," "could," "may," "might," or any variations of such words or other words with similar meanings.

        The risks, uncertainties and assumptions referred to above include risks that are described in "Business—Risk Factors That May Affect Future Results" and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

        The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Item 1.    Business

Overview

        We are a biopharmaceutical company focused on developing new medicines built from synergistic combinations of approved drugs. In less than five years, we discovered and advanced into clinical trials a portfolio of seven product candidates targeting multiple immuno-inflammatory diseases and cancer.

        We are developing our combination drugs in response to the understanding that many diseases affect the body through multiple biological pathways. The activity of a therapeutic compound against one pathway can be insufficiently effective because biological systems often compensate by using a secondary pathway. We believe that by targeting multiple pathways, our combination drug candidates may create synergistic therapeutic effects, which could result in improved treatments for many diseases.

        We use our combination high throughput screening, or cHTS, technology, to systematically screen pair-wise combinations from our library of approximately 2,000 United States, European and Japanese approved drugs in cell-based assays corresponding to major diseases such as cancer, rheumatoid arthritis, asthma, psoriasis, hepatitis, neurodegenerative diseases and diabetes. Using these cell-based assays, our cHTS technology screens the effects of millions of possible dose-specific combinations of existing drugs in each of our selected disease models.

        We have discovered pairs of approved drugs which in preclinical studies exhibit a therapeutic effect against a model for a target disease when applied in combination, even though neither drug is indicated for such disease on its own. We have also discovered pairs of drugs where, our preclinical studies suggest the effectiveness or safety of one drug in its primary disease indication may be improved by combining it with another drug that, on its own, is not indicated for that disease.

        We believe that our focus on combinations of approved drugs has enhanced and will continue to enhance the speed, efficiency and yield of our drug discovery and development process. We select and prioritize promising combination drug candidates identified by our cHTS technology for clinical development. Because the active pharmaceutical ingredients in our product candidates are themselves approved drugs, we have been able to move seven of our product candidates expeditiously into human clinical studies without the need to first complete many of the extensive preclinical toxicology and pharmacology studies generally required before initiating clinical trials for a new chemical entity. We believe that this approach will allow us to make early development decisions based on studies in patients, rather than only on studies in animals.

        For example, we have studied one of our product candidates, CRx-102, in a randomized, blinded, placebo-controlled phase IIa clinical trial in 83 patients with moderate to severe osteoarthritis of the hand. As we announced in January 2006, based on a preliminary analysis of the results from the trial, the study met its primary endpoint of improvement in the AUSCAN visual analog pain scale. Analysis of the primary endpoint shows mean change from baseline in the CRx-102 group was a 31% improvement in pain, compared to mean change from baseline in the placebo group of a 7% improvement in pain. This percentage improvement in pain was statistically significant with p=0.007. CRx-102 was generally well tolerated and there were no serious adverse events reported from patients taking CRx-102. The most common adverse events observed with CRx-102 were headache and nausea, known side effects of dipyridamole, one of the two components of CRx-102. Secondary endpoints of the study include assessment of the patient global assessment, the AUSCAN physical function subscale, pain relief of joints of the hand and biomarkers. Based on the results of this clinical trail of CRx-102, we can make decisions about the future development of CRx-102 in osteoarthritis.

        Because we have developed a portfolio of product candidates and believe that our drug discovery technology will enable us to identify additional product candidates, we expect to use objective commercial and scientific criteria to select which product candidates to advance to later stage clinical trials. For example, after receiving results from our Phase IIa clinical trial of our product candidate CRx-140 in psoriasis that did not meet our target product profile, we decided to cease further development of CRx-140 as an oral systemic treatment for psoriasis, bringing the total number of our product candidates in clinical development to six candidates. As we obtain results from our other clinical trials, we may elect to discontinue or delay trials for certain product candidates in order to refocus our resources on more promising product candidates.

        For proof-of-concept clinical trials of each of our product candidates, we have used and plan to use a controlled regimen of commercially available dosages of the active pharmaceutical ingredients of our product candidate designed to simulate our expected commercial formulation. We plan to develop and commercialize our product candidates using formulations whose pharmacology, dosage strength and route of delivery are determined on the basis of the observed activity of their active pharmaceutical ingredients when administered in combination.

        We believe that the product candidates discovered using our cHTS technology have the potential to be drugs with new, synergistic mechanisms of action and enhanced medical benefits.

Our Immuno-Inflammatory Disease Programs

        We currently have five clinical stage product candidates targeting immuno-inflammatory diseases and multiple additional preclinical product candidates. Immuno-inflammatory diseases include asthma, rheumatoid arthritis, osteoarthritis, atopic dermatitis, psoriasis, inflammatory bowel disease, inflammatory ocular diseases, lupus, polymyalgia rheumatica and multiple sclerosis. Our clinical stage product candidates can be grouped into two categories, selective steroid amplifiers and synergistic cytokine modulators.

        Selective Steroid Amplifiers.    We have four selective steroid amplifier product candidates, CRx-102, CRx-139, CRx-119 and CRx-170, in clinical trials. Steroids of the corticosteroid class are prescribed for the treatment of immuno-inflammatory diseases. The utility of these drugs, however, is limited by their substantial, dose-dependent adverse side effects. Each of our clinical stage selective steroid amplifier product candidates consists of a reduced-dose corticosteroid combined with a different second active ingredient which our preclinical studies suggest enhances the reduced-dose steroid's anti-inflammatory and immuno-modulatory activity without, we believe, a comparable increase in the steroid's adverse side effects. We believe that the mechanism of steroid enhancement for each of our product candidates is different and may be useful in treating different immuno-inflammatory diseases.

        Synergistic Cytokine Modulators.    Our clinical stage synergistic cytokine modulator, CRx-150, combines two active pharmaceutical ingredients, an antidepressant and a cardiovascular drug, neither of which is currently indicated for the treatment of immuno-inflammatory diseases. Our preclinical studies for CRx-150 suggest that these ingredients synergistically inhibit cytokines, protein signaling molecules used by the immune system to regulate immune and inflammatory response. Drugs that block the activity of key pro-inflammatory cytokines have resulted in advances in the treatment of rheumatoid arthritis, psoriasis, inflammatory bowel disease, and other diseases.

Our Oncology Programs

        Our oncology product pipeline includes dual-action agents in clinical and preclinical development.

        Novel Dual-Action Anti-Tumor Agent.    Our clinical stage product candidate for cancer, CRx-026, contains two active pharmaceutical ingredients, neither of which is currently indicated to treat cancer. CRx-026 has completed two clinical trials designed to study product safety, response rate and other factors in patients with advanced metastatic solid tumors of multiple types who have failed one or more prior therapies. Our preclinical studies suggest that one ingredient of CRx-026 inhibits kinesin spindle protein, or KSP. KSP is essential for cell proliferation, a process that when unregulated results in tumor growth. The other ingredient of CRx-026 has been reported in scientific literature to inhibit phosphatases of regenerating liver, or PRL phosphatases. PRL phosphatases may play an important role in regulating cell proliferation and proper chromosome separation during cell proliferation. We believe that, when administered together, these active pharmaceutical ingredients may inhibit cancer cell proliferation by inhibiting these two mechanisms of cell proliferation, and that this dual action may show improved anti-tumor activity over kinesin inhibition alone.

Preclinical Programs in Metabolic, Neurodegenerative and Infectious Disease

        Our preclinical pipeline includes multiple drug candidates targeted for potential development in Type II diabetes, oncology and multiple immuno-inflammatory diseases. We have entered into a research and license agreement with Angiotech, under which we have agreed to provide access to our clinical and preclinical product candidates, and our Chalice database for Angiotech to develop compounds they select for use in medical devices and other interventional medicine products. Under the agreement we also plan to begin screening combinations of compounds for Angiotech to potentially develop for use with medical devices and other interventional medicine products and we may develop any combinations discovered through the joint research project outside of the medical device field. Our program in Type II diabetes is targeted to discover orally administered product candidates with new combination mechanisms of action that facilitate glucose uptake and overcome insulin resistance. We have initiated screening in neurodegenerative disease through our collaborations with the SMA Foundation and CHDI, Inc. and our research and development grant from the National Institutes of Health, or NIH. We are also screening in the area of infectious disease, beginning with hepatitis, through our subsidiary CombinatoRx Singapore. We also plan to develop product candidates for ophthalmic diseases through our collaboration with Fovea. In addition, we are working to discover and develop potential therapeutics for anthrax toxin with the National Institute of Allergy and Infectious Disease.

Clinical Status of Our Product Programs

        Six of our product candidates are in or have completed proof-of-concept studies in patients, or phase IIa trials. In addition, we have tested our oncology product candidate in patients with advanced cancers who have failed one or more prior therapies. These oncology trials, which we call phase I/II trials, evaluate product safety, response rate, dosage levels and other factors. The following table summarizes our principal clinical and preclinical programs, including clinical status and the locations of clinical trials, which in the United States are subject to an investigational new drug application, or IND, with the FDA and outside the United States are subject to a clinical trial application, or CTA, with an appropriate regulator:

Product Candidate	Product Description (Components)	Clinical Status	Clinical Study Locations
Immuno-Inflammatory
CRx-102	Selective steroid amplifier (prednisolone, dipyridamole)	Phase IIa	Sweden, United Kingdom, Norway, Estonia
CRx-139	Selective steroid amplifier (prednisolone, selective serotonin reuptake inhibitor)	Phase IIa	Europe, Canada
CRx-119	Selective steroid amplifier (prednisolone, amoxapine)*	Phase IIa	United States
CRx-170	Selective steroid amplifier (budesonide, nortriptyline)	Phase IIa	United Kingdom
CRx-150	Synergistic cytokine modulator (antidepressant, cardiovascular drug)	Phase IIa	United Kingdom, Norway, Estonia
Unnamed	Multiple product candidates	Preclinical
Oncology
CRx-026	Dual-action anti-tumor agent (chlorpromazine, pentamidine)	Phase I/II	United States
Unnamed	Anti-tumor product candidates	Preclinical
Metabolic
Unnamed	Anti-diabetes product candidates	Preclinical

*
This product may include either prednisolone or prednisone.

Our Strategy

        We plan to become a fully integrated biopharmaceutical company focused on discovering, developing, and commercializing new combination drugs to treat immuno-inflammatory diseases, cancer, metabolic diseases, neurodegenerative diseases, infectious diseases and other diseases. We seek to create novel therapeutics built from combinations of approved drugs that act synergistically on multiple biological pathways of major diseases. The key elements of our strategy are to:

  •
  Advance selected product candidates into later stage clinical development.  We plan to selectively advance product candidates into later stage clinical trials, based on the results of proof-of-concept clinical trials and our assessment of their market potential.

  •
  Develop and commercialize our product candidates either internally or through collaborations with pharmaceutical and biotechnology companies.  We plan to determine after phase IIa clinical trials which product candidates we will retain for internal development and which product candidates we will seek to develop and commercialize with others. We may independently commercialize product candidates that have a development plan and target market size that is manageable for our company. We expect to seek development and commercialization partners for our other product candidates to obtain access to additional development, commercial or financial resources.

  •
  Continue to deploy our technology and approach to drug discovery in the field of combination drugs.  We plan to continue to use our proprietary drug discovery technology and approach to identify additional new combination drug candidates by:

  •
  applying our drug discovery technology to new disease indications, such as infectious diseases, neurodegenerative diseases, cardiovascular diseases, other central nervous system disorders and other diseases and the potential enhancement of medical devices and other interventional medicine products.

  •
  using medicinal chemistry to find mechanistic and structural analogs of our combination drug candidates that can be developed as new chemical entities. These new chemical entities may be second or third generation product candidates that extend the life cycle of the original combination drug.

  •
  screening combinations of drugs and compounds that we have selected because we believe they target specific biological pathways that may play an important role in one or more major diseases.

  •
  capitalizing on our combination drug discovery and development capabilities in an effort to discover or obtain additional product candidates. We seek to accomplish this by entering into selected discovery research collaborations, such as our collaboration agreements with Angiotech, Fovea, Spinal Muscular Atrophy Foundation, Accelerate Brain Cancer Cure and CHDI, Inc., our formation and funding of CombinatoRx Singapore with BioMedical Sciences Investment Fund Pte Ltd, or through in-licensing or other arrangements.

Our Product Candidates

        All of our product candidates are focused on diseases with continuing medical need and potentially large commercial markets. Our three principal drug development programs are in immuno-inflammatory diseases, oncology and metabolic diseases.

Our Immuno-Inflammatory Disease Product Candidates

Selective Steroid Amplifiers

        Background.    We are developing a portfolio of selective steroid amplifier product candidates for the treatment of multiple immuno-inflammatory diseases. With these product candidates, we seek to provide the potent immuno-modulatory activity of steroids with reduced side effects. Four of our current product candidates, CRx-102, CRx-139, CRx-119 and CRx-170, are selective steroid amplifiers in clinical development, and several others in this class are in preclinical evaluation. Preclinical investigations of CRx-102, CRx-139, CRx-119 and CRx-170 suggest that these drug candidates have different effects on important components of the immune system. As a result, each of our selective steroid amplifier product candidates may have a distinct clinical profile and potential utility in multiple or different immuno-inflammatory diseases. For this reason, all four of these drug candidates have been advanced to phase IIa proof-of-concept clinical trials. Based on the outcome of these studies, the product candidate's relative biological activity, tolerability, risk-to-benefit profile, biomarkers and other factors, we may proceed with development of some or all of these product candidates in parallel.

        CRx-102—CRx-102 is a selective steroid amplifier comprised of the steroid prednisolone and the anti-platelet agent dipyridamole. Preclinical data suggest that when administered together in CRx-102, dipyridamole synergistically increases the immuno-modulatory activity of the reduced-dose prednisolone without a comparable increase in the steroid's adverse side effects, indicating that CRx-102 may have a superior risk-to-benefit ratio compared to traditional steroids. We believe the increased activity of the reduced-dose steroid in CRx-102 occurs in part through an action involving macrophages, which are important components of the immune system.

        Hand Osteoarthritis Clinical Results.    We studied CRx-102 in a randomized, blinded, placebo-controlled phase IIa clinical trial in 83 patients with moderate to severe osteoarthritis of the hand. As we announced in January 2006, based on a preliminary analysis of the results from the trial, the study met its primary endpoint of improvement in the AUSCAN visual analog pain index. Analysis of the primary endpoint shows mean change from baseline in the CRx-102 group was a 31% improvement in pain, compared to mean change from baseline in the placebo group of a 7% improvement in pain. This percentage improvement in pain was statistically significant with p=0.007. CRx-102 was generally well tolerated and there were no serious adverse events reported from patients taking CRx-102. The most common adverse events observed with CRx-102 were headache and nausea, known side effects of dipyridamole, one of the two components of CRx-102. We are planning to develop a proprietary formulation of CRx-102 that may address these side effects.

        This clinical trial was conducted in Norway and was a multi-center, blinded, placebo-controlled, randomized study of the effect of a 6-week treatment of CRx-102 compared to placebo in a 1:1 ratio with a primary endpoint of pain relief in subjects with hand osteoarthritis as measured by the AUSCAN pain subscale index. The AUSCAN Osteoarthritis Index is a visual analog scale (VAS) developed specifically for hand osteoarthritis, similar to the WOMAC index which is used for knee and joint osteoarthritis. Secondary endpoints of the study include assessment of the patient global assessment, the AUSCAN physical function subscale, pain relief of joints of the hand and biomarkers. Patients were enrolled in the clinical trial that had moderate to severe hand osteoarthritis as determined by ACR criteria and a minimum score on the AUSCAN scale. CRx-102 was dosed in this trial using 3mg of prednisolone and two different doses of dipyridamole. Patients received the first ratio for the first week of treatment, and the second ratio for the following five weeks.

        Osteoarthritis is one of the most common degenerative joint diseases and a frequent cause of physical disability among older adults. In the United States more than 21 million people suffer from the osteoarthritis. Osteoarthritis affects the hands, lower back, neck, and weight-bearing joints such as the knees, hips, and foot joints. Symptoms of osteoarthritis range from stiffness and intermittent mild pain to severe joint pain and impaired biomechanical function. Although there is no cure for most forms of osteoarthritis, various therapies can help patients manage symptoms such as non-steroidal anti-inflammatory drugs, COX-2 inhibitors, local analgesics, intra-articular corticosteroid injection and surgery.

        Clinical Status—Other Trials.    We are investigating CRx-102 in two other phase IIa clinical trials, one in rheumatoid arthritis and one in an inflammatory disease model, severe adult periodontitis. The rheumatoid arthritis clinical trial is a study of up to 60 patients that is being conducted in the United Kingdom and Estonia with a primary endpoint of biomarker response, and secondary endpoints of clinical activity. The inflammatory model clinical trial is a study of up to 60 patients with a primary endpoint of biomarker response and is being conducted in Sweden. This initial clinical development is designed to characterize the activity of CRx-102 in a chronic immuno-inflammatory disease. Results from these studies and the studies of our other selective steroid amplifier product candidates will enhance our understanding of CRx-102 and will serve as the basis for selecting the appropriate development path for CRx-102 in immuno-inflammatory disease. We have also tested CRx-102 in a human acute inflammatory study similar to the study of our product candidate CRx-139 described below. In this study, CRx-102 increased the anti-inflammatory cytokine IL-10, but did not inhibit pro-inflammatory biomarkers, such as TNF-alpha, IL-6, and C-reactive protein.

        CRx-139—CRx-139 is a selective steroid amplifier comprising the steroid prednisolone and a member of the selective serotonin reuptake inhibitor class, or SSRI, which is a class of widely prescribed anti-depressant drugs. Preclinical data suggest that when administered together in CRx-139, the SSRI synergistically increases the immuno-modulatory activity of a reduced-dose of prednisolone without a comparable increase in the steroid's adverse side effects, indicating that CRx-139 may have a superior risk-to-benefit ratio compared to traditional steroids. We believe the increased activity of the reduced-dose steroid in CRx-139 occurs in part through an action involving T-cells, which are important components of the immune system.

        Clinical Status.    We are investigating CRx-139 in two phase IIa clinical trials, one in rheumatoid arthritis and one in an inflammatory disease model, severe adult periodontitis. The rheumatoid arthritis clinical trial is designed to be a study of up to 220 patients, with a primary endpoint of clinical activity (signs and symptoms of activity in the disease rheumatoid arthritis) and secondary endpoints of biomarker response (changes in a molecular indicator that can be used to estimate the presence or progress of disease or the effects of treatment). For clinical trials, the primary endpoint is the measurable clinical result the trial is designed to obtain. The primary endpoint is the focus of the clinical trial and determines the size of the clinical study needed to determine statistically significant results. Secondary endpoints are additional clinical results that are measured in a clinical trial, which may or may not result in statistically significant clinical data. The inflammatory model clinical trial is proposed to be a study of up to 60 patients with a primary endpoint of pocket depth reduction, a measure of disease progression. These initial clinical development programs are designed to characterize the activity of CRx-139 in a chronic immuno-inflammatory disease. Results from these studies and the studies of our other selective steroid amplifier product candidates will enhance our understanding of CRx-139 and will serve as the basis for determining the development path for CRx-139 in immuno-inflammatory disease.

        We have tested CRx-139 in a human pharmacology endotoxemia study, an acute model of inflammatory markers. In this study, healthy male volunteers were injected with endotoxin to cause a systemic immuno-inflammatory reaction. Single doses of CRx-139, a high-dose steroid, a reduced-dose steroid and a placebo were administered to separate groups prior to the injection of endotoxin, and biomarkers were subsequently measured. Since the study evaluated a single dose in healthy volunteers, and not chronic drug therapy leading to steady state levels, the results cannot be used to predict activity in our planned chronic disease phase IIa clinical trials. The study was designed to indicate biological activity in humans, not to provide statistical significance. In the study, CRx-139 inhibited certain pro-inflammatory biomarkers, such as TNF-alpha, IL-6, and C-reactive protein and increased the anti-inflammatory cytokine IL-10. The anti-inflammatory effect of CRx-139, which contains a reduced-dose steroid, was a result intermediate between the results shown by the reduced-dose and high-dose steroid in this study.

        CRx-119—CRx-119 is a selective steroid amplifier comprising either the steroid prednisolone or prednisone and the antidepressant amoxapine. Preclinical data suggest that when administered together in CRx-119, amoxapine synergistically increases the immuno-modulatory activity of the reduced-dose steroid without a comparable increase in the steroid's adverse side effects, indicating that CRx-119 may have a superior risk-to-benefit ratio compared to traditional steroids. We believe the increased activity of the reduced-dose steroid in CRx-119 occurs in part through action involving T-cells that differs from the mechanism of action of our product candidate CRx-139.

        Clinical Status.    We are investigating CRx-119 in two phase IIa clinical trials in the United States, one in rheumatoid arthritis and one in an inflammatory disease model, severe adult periodontitis. The rheumatoid arthritis clinical trial is a study with approximately 70 patients, with a primary endpoint of biomarker response and secondary endpoints of clinical activity. The inflammatory model clinical trial is a study of up to 60 patients with a primary endpoint of biomarker response. This initial clinical development is designed to characterize the activity of CRx-119 in a chronic immuno-inflammatory disease. Results from these studies and the studies of our other selective steroid amplifier product candidates will enhance our understanding of CRx-119 and serve as the basis for selecting the appropriate development path for CRx-119 in immuno-inflammatory disease.

        CRx-170—CRx-170 is a selective steroid amplifier comprised of the steroid budesonide and the antidepressant nortriptyline. Budesonide was selected for potential suitability for respiratory disease and a potential inhaled route of administration. Preclinical data, including an animal model relevant to asthma and other potential immuno-inflammatory diseases, suggest that, when administered together in CRx-170, nortriptyline synergistically increases the immuno-modulatory activity of the reduced-dose budesonide without, we believe, a comparable increase in the steroid's adverse side effects, indicating that CRx-170 may have a superior risk-to-benefit ratio compared to traditional steroids. We believe the increased activity of the reduced-dose budesonide in CRx-170 occurs in part through an action involving T-cells that is similar to the method of action of our product candidate CRx-119.

        Clinical Status.    We are investigating CRx-170 in a phase IIa clinical trial in the United Kingdom in asthma patients. This is a study of up to 16 evaluable patients, with a primary endpoint of biomarker response. This initial clinical program is designed to characterize the activity of CRx-170 in a chronic immuno-inflammatory disease and to evaluate its potential utility for diseases involving respiratory inflammation or other immuno-inflammatory diseases. Results from this study and the studies of our other steroid amplifier product candidates will enhance our understanding of CRx-170 and will serve as the basis for selecting the appropriate development path for CRx-170 in immuno-inflammatory diseases.

Synergistic Cytokine Modulators

        Background.    Cytokines are protein signaling molecules used by the immune system to regulate immune and inflammatory response. Drugs that block the activity of pro-inflammatory cytokines have resulted in important advances in patient care in numerous diseases, including rheumatoid arthritis, psoriasis, inflammatory bowel disease and others. Our synergistic cytokine modulators product candidates combine approved drugs which are not currently indicated for immuno-inflammatory disease. We seek to find combination product candidates which address the complexity of the immune response by affecting multiple biological pathways to enable a therapeutic effect. Our preclinical studies suggest that the two active pharmaceutical ingredients in our clinical product candidate in this class, CRx-150, interact synergistically to modulate cytokine production.

        CRx-150—CRx-150 is an orally administered synergistic cytokine modulator that combines two active pharmaceutical ingredients, an antidepressant and a cardiovascular drug, neither of which is indicated for the treatment of immuno-inflammatory disease. When administered together, these active pharmaceutical ingredients show the potential in our preclinical studies to synergistically inhibit important disease-relevant cytokines, including the cytokine TNF-alpha.

        Clinical Status.    We are investigating CRx-150 in two phase IIa clinical trials in the United Kingdom, Norway and Estonia, one in rheumatoid arthritis and one in a model immuno-inflammatory disease, severe adult periodontitis. The rheumatoid arthritis clinical trial is a study of up to 66 evaluable patients, with a primary endpoint of biomarker response, and secondary endpoints of clinical activity. The immuno-inflammatory disease model clinical trial is a study of up to 60 patients with a primary endpoint of biomarker response. This initial clinical development is designed to characterize the activity of CRx-150 in a chronic immuno-inflammatory disease. Results from these studies may enhance our understanding of CRx-150 and will serve as the basis for selecting the appropriate development path for CRx-150 from among the many immuno-inflammatory indications for which a synergistic cytokine modulator may be useful.

Enhanced Calcineurin Inhibitors—CRx-140

        Background.    Calcineurin inhibitors, like steroids, are potent immuno-modulatory compounds, whose usefulness is limited by their adverse side effects. As with our selective steroid amplifier program, the calcineurin inhibitor program seeks to increase the therapeutic potential of this compound class with enhancer compounds that selectively enhance the immuno-modulatory effects of a reduced-dose calcineurin inhibitor without a comparable increase in its adverse side effects. Our product candidate CRx-140 is an enhanced calcineurin inhibitor consisting of a calcineurin inhibitor, cyclosporine, and an antihistamine, loratadine.

        Clinical Trial Results.    We investigated CRx-140 in a phase IIa clinical trial in the United States and Canada in 103 severe psoriasis patients. The clinical trail was a multi-center, blinded, controlled, parallel design, randomized study of the effect of a 12 week treatment of CRx-140 compared to low-dose cyclosporine in a 1:1 ratio with primary endpoints of Physician Global Assessment (PGA) and safety in subjects with severe psoriasis and a secondary endpoint of Psoriasis Area Severity Index (PASI). For inclusion in this study, patients must have had severe psoriasis with a PASI score greater than or equal to 12 and a PGA score = 4 - 6, requiring systemic treatment. As we announced in February 2006, after an analysis of the results from the clinical trial, statistical significance of the primary and secondary efficacy endpoints of reduction in PGA and PASI versus active control was not achieved. CRx-140 was generally well tolerated. Based on the results of the CRx-140 clinical trial, taken within the context of our portfolio of product candidates, we decided to discontinue the development of CRx-140 as an oral, systemic product candidate for psoriasis to focus our resources on other product candidates.

Our Oncology Product Candidate

        Background.    Cancer is characterized by the intersection of numerous mechanisms mediating unregulated cell growth. Therefore, it may be possible to intervene at multiple points in cancer cells to provide improved therapeutic effect over single-mechanism interventions. Our anti-tumor drug discovery program seeks to identify drug combinations that may interact synergistically to block cancer cell division, offering the potential for improved therapeutic benefit. Currently, one drug candidate from this product class, CRx-026, has entered clinical development, and several other candidates are in preclinical evaluation.

        CRx-026—CRx-026 is our clinical stage novel dual-action anti-tumor drug candidate containing two active pharmaceutical ingredients, chlorpromazine, approved for treatment of psychotic disorders, and pentamidine, approved for treatment of some infectious diseases. Neither one of these two active pharmaceutical ingredients is indicated currently for treating cancer. Our preclinical studies suggest that chlorpromazine inhibits KSP. KSP is a protein essential for cell proliferation, a process that when unregulated results in tumor growth. Pentamidine has been reported in scientific literature to inhibit PRL phosphatases. PRL phosphatases play an important role in regulating cell proliferation and proper chromosome separation during cell proliferation. We believe that when administered together in CRx-026, the active pharmaceutical ingredients in CRx-026, block cancer cell proliferation by inhibiting these two critical elements of the cancer cell's mechanism for proliferating.

        In our preclinical studies, CRx-026 has shown the ability to reduce tumor growth rates in multiple animal models. Furthermore, preclinical testing suggests that CRx-026 may have a favorable side effect profile. Our preclinical experiments also demonstrate strong synergistic anti-tumor activity between CRx-026 and multiple classes of approved anti-cancer drugs, including taxanes and vinca alkaloids.

        Clinical Status.    CRx-026 has completed dosing from two phase I/II clinical trials in patients with advanced metastatic solid tumors of multiple types who have failed one or more prior therapies. These trials were designed as open-label, non-randomized, dose escalation studies of daily or weekly intravenous administration of CRx-026. The primary objectives of the trials were to investigate dose, safety, tolerability, pharmacokinetics and pharmacodynamics. The trials were designed to explore two different dosing schedules at two different clinical sites in the United States. Enrollment closed with the maximum tolerated dose defined and indication of future potential dosing regimen. Our unaudited clinical data, as presented at the American Society of Clinical Oncology annual meeting in May 2005, shows that stable disease has been observed in 22% of the 45 patients treated, with the highest proportion of stable disease, 50%, observed among the six patients at the highest dose level completed. The duration of stable disease has ranged from 2-10 cycles of therapy, again with the greatest number of cycles achieved at the highest dose level completed. The primary drug-related side effect observed to date is moderate reversible drowsiness, most likely related to chlorpromazine. This was anticipated given that drowsiness is a known effect of this compound. Our clinical data on CRx-026 will not be audited until the closure of the database and the final audited data may be different from the unaudited data described above. Therefore, it is premature to predict the overall clinical activity profile of CRx-026 based on our findings to date.

Our Metabolic Disease Programs

        Our metabolic disease programs, including Type II diabetes, are at the preclinical stage.

        Background.    Type II diabetes develops when the body's tissues become resistant to insulin, leading to abnormally high blood glucose levels. Chronically high blood glucose levels, in turn, can lead to severe organ damage to the circulatory system, the nervous system (diabetic neuropathy), the eyes (diabetic retinopathy), and the kidneys (diabetic nephropathy). A number of drug classes are currently utilized to treat Type II diabetes, including insulin, metformin, sulfonylureas, and thiazolidinediones, or TZDs, which increase glucose uptake by muscle, fat, and other tissues. However, these drugs are characterized by imperfect control of glucose levels or undesirable side effects.

        Our Preclinical Program.    Through our program in Type II diabetes we are seeking to discover orally administered drug candidates with new mechanisms of action that may facilitate insulin-dependent glucose uptake and overcome insulin resistance. We are screening combinations of approved drugs in a cell-based model of insulin-dependent glucose uptake to discover anti-diabetes drug candidates.

        We are pursuing two approaches to identify better anti-diabetes drugs:

  •
  we have launched a program to identify novel mechanism oral anti-diabetes drug candidates, by combining non-diabetes drugs that act synergistically to facilitate glucose uptake and to overcome insulin resistance in peripheral tissues. If successfully developed, our product candidates for diabetes may potentially provide patients a new option for glucose control, or may be combined with other currently prescribed therapies.

  •
  because we believe that TZDs are characterized by imperfect glucose control and undesirable side effects, we have also launched a program to identify synergistic combinations containing a TZD and a non-diabetes drug that may improve the clinical profile of the existing TZD in an approach similar to our selective steroid amplifiers.

Our Drug Discovery Technology

        Our combination high throughput screening technology, or cHTS, is a robotic high throughput screening system, including both customized hardware and software elements that screens millions of dose-specific combinations of approved drugs in cell-based assays for the diseases we are targeting. Chalice, our integrated database and analysis platform, enables the selection and characterization of combination drug hits generated by cHTS for further research and development. We deploy this drug discovery platform to identify synergistic combinations of approved drugs whose active pharmaceutical ingredients have, what we believe to be, desirable chemical, pharmacological and therapeutic properties, which may then be advanced to preclinical and clinical testing.

        Our library of approximately 2,000 United States, European and Japanese approved drugs generates approximately 2,000,000 possible unique binary combinations. Combinations of the approved drugs in this library that are identified by our drug discovery technology can take many forms. In order to identify and analyze potentially valuable combination effects, cHTS generates a dose matrix for each chemical combination. The dose matrix captures the combined activity of two compounds over a broad range of single agent concentrations. cHTS is capable of generating hundreds of thousands of data points per day in order to efficiently screen in a dose matrix format.

        The dose matrix data generated by our cHTS technology requires specialized analyses. We have developed Chalice, our proprietary visualization and analysis tool to collect and merge similar dose matrices before quantitatively benchmarking them to expected combination response patterns. We believe that the comparison models are useful in determining the drug candidate synergy, which helps us determine the novelty of a combination therapy, or to gain insight into the biological mechanism of action of a drug combination. Using these tools, combinations are analyzed, quantitatively scored and visualized in a comprehensive combination effect report, which provides links to available internal and external data on the combination and its constituent compounds.

        Product candidate selection includes external information about the compounds drawn from Chalice. Published chemical, therapeutic, and pharmacological data on the drug library or proprietary collections of compounds is incorporated into our database to assist us in assessing each compound's suitability as a component in a new combination drug candidate. Before proceeding into animal studies, we require that new combinations first pass in silico tests, where candidate compounds are compared against a database that aggregates published safety and pharmacology information and data about the compounds in our library. This in silico step is intended to ensure, to the extent possible based on published information, that the active pharmaceutical ingredients in our potential combinations have safety profiles we believe to be appropriate for the disease indication we are interested in, are compatible from a drug-drug interaction perspective, can potentially be formulated in the appropriate route of administration, that the combination has not previously been discovered and meets additional key development and commercial criteria.

Collaborations

        We intend to seek collaborations with pharmaceutical and biotechnology companies to support the full development and commercialization of selected product candidates to obtain access to additional development, commercial or financial resources or a large sales force. We also plan to engage in selected discovery research collaborations to explore new therapeutic areas or compound libraries. We intend to seek these collaborations to diversify our therapeutic reach and compound diversity and to expand our product pipeline.

Angiotech Pharmaceuticals, Inc.

        In October 2005, we entered into a research and license agreement with Angiotech, under which we have granted Angiotech an exclusive, royalty-bearing license to up to ten compounds to be selected by Angiotech from our portfolio of clinical and preclinical product candidates or Chalice database, as well as an option to purchase the same rights to an additional five compounds. This license is for Angiotech's research, development and potential commercialization of the licensed compounds as drug components to be used in Angiotech's field with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, we have agreed to use our cHTS technology in a joint research project with Angiotech to screen combinations of compounds that may be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech's field. We and Angiotech will jointly own the intellectual property that results from the joint research project. We have granted Angiotech an exclusive, royalty-bearing license to this intellectual property in Angiotech's field of use in combination with medical devices and interventional medicine products to treat conditions in specific areas of the human body, and we have an exclusive, non-royalty bearing license to such intellectual property for use outside of Angiotech's field.

        Under the research and license agreement, Angiotech paid us a $27.0 million up-front license execution fee and Angiotech purchased $15 million of our stock in a related transaction. We may also receive payments from Angiotech of $7.0 million if they elect to extend the research project beyond 30 months to a total term of five years and up to $10.0 million upon Angiotech's election to receive a license to up to five additional compounds, beyond the initial ten compounds, from our portfolio of clinical and preclinical product candidates or Chalice database for development. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech's selection of compounds from our portfolio of clinical and preclinical product candidates or Chalice database, we may also receive up to $30.0 million in milestone payments if certain development and regulatory approval milestones are met, as well as royalties on any future product sales incorporating the compounds.

        During the period of the research project and for one year thereafter, or, if the Angiotech research and license agreement is terminated, for one year after such termination, we have agreed not to enter into any agreement to license or grant rights to any compound to a third party in defined areas of Angiotech's field. We may enter into an agreement that grants rights in Angiotech's field other than these defined areas if such grant of rights is materially broader than or different from Angiotech's field and such agreement is not entered into for the purpose of granting rights to use our intellectual property in Angiotech's field. In addition, during such period of time, we have also agreed not to perform cHTS screening using the same screens performed pursuant to the Angiotech research project, or grant a license or other rights to use our intellectual property to third parties operating primarily in the Angiotech field.

        The research and license agreement will remain in effect during the period of the research project, which may range from thirty months to five years, and as long as Angiotech is either conducting pre-clinical research, doing clinical development or commercializing a licensed compound that requires the payment of a royalty to us. Angiotech may terminate the research and license agreement without cause after the first year of the agreement upon not less than 45 days' prior written notice, with the research period not ending until six months following the notice of termination, or the end of the period of the research project, whichever is earlier. Either of us may terminate the collaboration relationship upon the bankruptcy of the other party or the commitment by the other party of an uncured material default, as defined in the license agreement. We may terminate the agreement upon 180 days prior written notice if Angiotech materially defaults, and fails to cure such default, with respect to its obligations to develop and commercialize the compounds selected from our portfolio of clinical and preclinical product candidates or our Chalice database. Upon termination of the agreement, we remain entitled to milestone and royalty payments accrued prior to the termination.

        Upon a change of control of us, as defined in the research and license agreement, the agreement would remain in effect, although Angiotech would have the right to terminate the agreement or the research project in the six months after a change of control if we were acquired by an entity operating primarily in Angiotech's field.

        In connection with the research and license agreement with Angiotech, we also entered into a stock purchase agreement with Angiotech under which in exchange for $15.0 million we issued to Angiotech 1,363,636 shares of Series E preferred stock that automatically converted into 1,948,051 shares of our common stock upon the closing of our initial public offering. The 1,948,051 shares of our common stock held by Angiotech may not be sold or transferred by Angiotech until after November 9, 2006.

CombinatoRx Singapore

        On August 16, 2005, we formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte Ltd, for the purpose of conducting our discovery and development of product candidates to treat infectious diseases. We own 51% of the subsidiary's capital stock. Pursuant to a Subscription and Shareholders Agreement, BioMedical Sciences Investment Fund Pte Ltd, an affiliate of Bio*One Capital Pte Ltd, a biomedical sciences investment management company associated with Singapore's Economic Development Board, has invested $2.5 million in shares of convertible, redeemable preferred stock of the subsidiary, which represents on an as-converted basis 49% of the subsidiary's capitalization. BioMedical Sciences further committed to invest up to an additional $17.5 million in the subsidiary through the purchase of a series of convertible promissory notes, $5.5 million of which were purchased concurrently with its investment in the subsidiary's preferred stock. BioMedical Sciences has agreed to provide the remaining $12 million in funding through the purchase of additional series of notes over the next four years, provided our subsidiary achieves certain milestones related to the development of infectious disease product candidates. In addition to the funding from BioMedical Sciences, the Singapore Economic Development Board has preliminarily agreed to provide a grant to our subsidiary for purposes of developing the business of the subsidiary in Singapore. As of March 15, 2006, final approval of the grant, including the terms, conditions and amount of the grant, has not been obtained from the Singapore Economic Development Board.

        Under a Services Agreement between us and our subsidiary, we have agreed to provide assay development and screening services for the subsidiary aimed at the discovery and development of combination therapies for the treatment of infectious disease, over a four year period. The subsidiary will employ clinical research and development personnel in Singapore to conduct research based on the results of our initial screenings. The Services Agreement provides for the assignment to the subsidiary of all intellectual property rights covering novel therapeutic combination therapies for infectious disease discovered through our work under the Agreement, in exchange for cash payments to us from the subsidiary of up to $7.3 million over four years and a 2.5% royalty on sales of all products covered by any patent right assigned to the subsidiary. If the subsidiary determines not to advance any product candidate discovered through our initial screening activities under the Services Agreement into initial clinical trials and to initiate screening in a second infectious disease therapeutic area, we have agreed to loan the subsidiary an amount sufficient to cover 50% of the cost of the additional screening, in the form of a note subordinated in payment to the BioMedical Sciences notes. The Services Agreement provides for the grant back to us by the subsidiary of a fully paid, exclusive license under all intellectual property rights assigned by us to the subsidiary for use outside of the infectious disease field. As defined in the Services Agreement, the infectious disease field does not include biodefense applications or any topical application for the treatment of acne or impetigo, with the result that we retain all rights for these applications.

        Under the Subscription and Shareholders Agreement, we have agreed to provide assay development and screening services in the infectious disease field, as defined, exclusively to the subsidiary during the term of the Services Agreement and not to compete with the subsidiary in the infectious disease field, as defined, in substantially all markets until the earlier of August 19, 2009 or one year after we cease to hold any stock in the subsidiary.

        Under the Subscription and Shareholders Agreement, the subsidiary is governed by a five person board of directors, two of whom are appointed by us, two by BioMedical Sciences and one by agreement between us and BioMedical Sciences. Operations of the subsidiary are conducted pursuant to a business plan and budget agreed to by us and BioMedical Sciences. Significant corporate actions by the subsidiary require both our consent and the consent of BioMedical Sciences, as do modifications of any agreement between the subsidiary and us or between the subsidiary and BioMedical Sciences. Neither we nor BioMedical Sciences may sell or transfer our shares in the subsidiary prior to August 19, 2009, except to affiliates. Thereafter, such shares may be transferred only after they are first offered to the subsidiary and to the other party. We also have granted to BioMedical Sciences, and BioMedical Sciences has granted to us, tag along rights to participate in any proposed sale to a third party of shares in the subsidiary.

        The preferred stock of our subsidiary held by BioMedical Sciences is entitled to an annual 5% dividend payable upon redemption or liquidation of the subsidiary, and is subject to redemption by the subsidiary for a cash payment equal to 125% of the purchase price of the shares plus accrued but unpaid dividends. The notes bear interest at an annual rate of 5% and become due and payable on December 31, 2009, unless we elect through the subsidiary to prepay the notes before that date. If we elect to prepay, the prepayment amount would equal 125% of the outstanding principal balance of the notes plus accrued but unpaid interest. The notes are secured by a security interest in all of the non-intellectual property assets of the subsidiary, and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have pledged our shares in the subsidiary as additional collateral for our subsidiary's obligations to BioMedical Sciences under the notes. We are not obligated to make any cash payment on the notes if the subsidiary fails to do so, but on default by the subsidiary, BioMedical Science has the right to obtain payment on the notes by converting into our common stock.

        BioMedical Sciences has the option on or after August 19, 2006 to convert its shares of preferred stock of our subsidiary into our common stock. In addition, upon the proposed redemption of the shares of preferred stock or the prepayment or repayment of any note, BioMedical Sciences may elect to receive in lieu of some or all of the cash otherwise payable to it, shares of our common stock. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. If at any time the volume-weighted average price of our common stock exceeds $13.50 over the prior 20 consecutive trading days, we may require BioMedical Sciences to convert its shares of preferred stock or the notes into shares of our common stock. For any conversion of currently outstanding preferred stock or notes into or payment satisfied by the issuance of our common stock (other than in the case of default by us or our subsidiary), the price of our common stock for conversion purposes will be $10.803 per share or, for notes issued on or after December 9, 2005, based on a 40% premium to the volume-weighted average price of our common stock over the 20 trading days immediately prior to the time such notes are issued. If we or our subsidiary are in default at the time of any conversion, the premium will not apply. BioMedical Sciences may not convert its convertible preferred stock or convertible promissory notes to the extent that after such conversion it would own more than 19.9% of our common stock then outstanding.

        We have agreed to file, on BioMedical Sciences's request, at any time after November 9, 2006, a registration statement covering the resale by them of any of our common stock they acquire through conversion or redemption. BioMedical Sciences has agreed not sell in any calendar quarter more than 25% of the shares of our common stock acquired by them at any time under the conversion provisions, provided that this restriction ceases to apply to any shares one year after the shares are first issued.

Fovea Pharmaceuticals SA

        On January 30, 2006, we entered into a Research and License Agreement with Fovea Pharmaceuticals SA of Paris, France. Under the terms of the agreement, Fovea agrees to conduct, at its own expense, preclinical and clinical development for certain ophthalmic indications of combination drug candidates it selects from our portfolio of product candidates, including creating ophthalmic formulations for these selected drug candidates. Fovea is obligated to develop combination candidates that meet agreed upon development criteria and, for those combination candidates that are selected by the Joint Steering Committee formed under the agreement, up to the start of Phase III clinical trials.

        CombinatoRx and Fovea will jointly own new intellectual property and data generated by Fovea up to Phase III trials. We retain the rights to develop and commercialize combination candidates licensed to Fovea in North America and certain other countries. We will grant to Fovea exclusive rights to commercialize selected combination candidates that are developed to Phase III clinical trials for specified ophthalmic indications in Europe and all other countries that are not retained by us or shared by the parties under the Agreement. The parties will have co-exclusive rights in Japan and Taiwan. We or Fovea may choose to jointly pursue Phase III trials and regulatory approval of the combination candidates in preparation for launch in their respective territories.

        Under the agreement, we will also grant to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat allergic and inflammatory diseases of the front of the eye. For these licensed combinations, we have received an upfront payment of $250,000 and are eligible to receive up to approximately $20 million in development and regulatory milestone payments for the first combination successfully developed, and an additional milestone payment for the approval of a combination in a specified additional indication. We are also eligible to receive royalties for each product commercialized by Fovea.

        The license agreement has no definite term; however, Fovea's royalty payment obligations terminate on the later of 15 years from the date of the first commercial sale of a licensed combination and the expiration of all patents covering a royalty bearing product under the license agreement, each on a country-by-country basis. The agreement may be terminated on a combination by combination basis by either party upon an unremedied material breach; provided that, upon the third occurrence of an unremedied material breach by Fovea, we may terminate the agreement in its entirety and all of our intellectual property rights would return to us. In addition, if Fovea fails to diligently pursue development of a combination product candidate it selects, after discussions between the parties and a 60-day period for Fovea to rectify such breach or diligently pursue actions to rectify the breach, the agreement may be terminated by us for such combination product candidate. We may terminate the agreement if Fovea fails to make required undisputed payments, and we may terminate the exclusive license for diseases of the front of the eye if Fovea fails to pay the up-front license execution fee in its entirety. In addition, either party may terminate the agreement upon the insolvency of the other party.

HenKan Pharmaceutical Company

        In May 2005, we entered into a License Agreement with HenKan Pharmaceutical Company of Taiwan under which HenKan received the exclusive right to develop and commercialize our cancer product candidate CRx-026 in Taiwan, China, and South Korea. We received a $500,000 upfront payment and under the License Agreement we are eligible to receive up to approximately $23 million in development and commercialization milestone payments, plus royalties on sales within the territory. Under the license agreement, HenKan will also fund additional Phase II clinical trials with our support targeting oncology indications characterized by high unmet medical need in the Asian market. We also have the option to buy back the licensed intellectual property from HenKan on a country-by-country basis, provided that such buy-back occurs prior to the first sale of a product in a country in the territory of the license. The license agreement has no definite term; however, HenKan's royalty payment obligations terminate on the later of 15 years from the date of the License Agreement or the expiration of all patents covering a royalty bearing product under the license agreement. The License Agreement may be terminated on a country-by-country basis by either party upon an unremedied material breach. We may terminate the license agreement if HenKan fails to make required payments, if HenKan does not use commercially reasonable efforts to develop and commercialize CRx-026 in the territory, if HenKan fails to perform, or upon a change in control of HenKan. HenKan may terminate the license agreement upon 120 days notice to allow us to find a substitute collaboration partner for CRx-026 in the territory.

CHDI, Inc.

        In August 2005, we entered into a Research Agreement with CHDI, Inc. a foundation aimed at preventing and treating Huntington's disease, to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington's disease. Under the terms of the research agreement, subject to satisfaction of conditions, we will receive up to $6 million in research and development funding from CHDI over the next four years, of which $669,000 has been received through December 31, 2005. We and CHDI will jointly own the resulting intellectual property on product candidates discovered in the collaboration, and the products may be developed and commercialized as mutually agreed by the parties. CHDI may terminate the agreement if the underlying research is interrupted, if we do not achieve specified scientific milestones, for material uncured breaches of the agreement or after we provide notice that the research is unlikely to yield scientifically valid or useful results. We may terminate the agreement for material uncured breaches of the agreement.

NIAID

        In April 2005, we were awarded a $4.4 million research grant from the National Institutes of Allergy and Infectious Diseases, or NIAID, which will be payable over five years to perform research and preclinical development in the area of bioterror defense, subject to annual United States government appropriations and the submission of annual progress reports and development plans to NIAID demonstrating the achievement of milestones to be agreed upon for the funding year. This grant extends through March 2006 and is subject to annual renewals for four subsequent annual periods. Through December 31, 2005, we have received $285,000 in funding.

Novartis Pharmaceuticals Corporation

        In February 2005, we entered into an agreement with Novartis Pharmaceuticals Corporation, or Novartis. Under a statement of work, into which we entered at the same time, we were obligated to use our cHTS technology to test certain compounds provided to us by Novartis in combination with other compounds in cancer cell lines determined by Novartis. We were required to provide periodic reports to Novartis on the progress of the research and a final report summarizing and reviewing all the data generated during the collaboration. As of December 31, 2005, we have received $500,000 from Novartis and have delivered to Novartis a final report. Novartis will own rights to all intellectual property developed by us in performing the research for Novartis and relating to the compounds Novartis provides to us for research or to any combinations of Novartis's compounds with other compounds, while we own all intellectual property developed by us that is related to our technology and that is unrelated to materials provided to us by Novartis. The agreement or any statement of work may be terminated by Novartis for any reason upon a thirty days prior written notice. Novartis may also terminate the agreement or any statement of work immediately upon our change of control, as that term is defined in the agreement. Either we or Novartis may terminate in case of a material breach by the other party not substantially cured after a thirty days prior notice or immediately in case of insolvency, assignment for the benefit of creditors or appointment of a receiver or trustee for substantially all of the property. Unless earlier terminated, the agreement has a term of two years or until the services under any of the statements of work are completed.

Spinal Muscular Atrophy Foundation

        In August 2004, we entered into a sponsored research agreement with the Spinal Muscular Atrophy Foundation, or SMA Foundation. Pursuant to the agreement, we are obligated to perform research aimed at identifying and advancing to initial new drug application stage at least one combination drug candidate for the treatment of spinal muscular atrophy, a neuromuscular disease that is the leading genetic cause of death among infants and toddlers. We are screening a library of compounds and cooperate with SMA Foundation to select the most promising candidates for further testing. We are required to provide periodic reports informing SMA Foundation of all results and discoveries made in the course of our research under the agreement. We bear the responsibility for the clinical development of any drug candidate for which we file an initial new drug application, and we must use commercially reasonable efforts to develop and commercialize a potential product derived from a drug candidate. Upon our achievement of certain research and development milestones under the agreement, SMA Foundation is required to make milestone payments to us, which, if all the research and development milestones under the agreement are achieved, may amount to a total of $2,040,000. Through December 31, 2005, we have received $950,000 in research funding. If at any point in the future we receive an aggregate of $100,000,000 in revenues on products containing any drug candidates, their analogs or derivations, developed under the agreement, we will be required to donate to the SMA Foundation, or to another non-profit entity designated by SMA Foundation, an amount equal to 200% of all the payments made by SMA Foundation to us under this agreement. We will own all intellectual property we develop through this collaboration and have commercial rights to all discovered products, in both cases if we achieve clinical development milestones and are not in a material uncured breach of the agreement. This agreement with the SMA Foundation may be terminated by either us or SMA Foundation following an uncured breach by the other party. Unless earlier terminated, the term of the agreement is expected to be two years or as long as is required to complete our research.

SAIC—National Institute of Neurological Disorders and Stroke

        In addition to the collaboration with the SMA Foundation, in August of 2005 we entered into a subcontract with Science Applications International Corporation, or SAIC, where we will be the in vitro bioassay screening facility for the Spinal Muscular Atrophy Project established by the National Institute of Neurological Disorders and Stroke, or NINDS. Under the terms of the agreement, we will receive 2 years of research and development funding of up to approximately $1.9 million subject to annual United States government appropriations for the SAIC contract and the performance of agreed upon services under our subcontract, such as program management support, compound screening, information support and development of new assays. As of December 31, 2005, we have not received any funding under the SAIC subcontract. The subcontract may be terminated by SAIC if we fail to make progress on the work, uncured failures of performance and upon our insolvency.

Accelerate Brain Cancer Cure

        In September 2004, we entered into a collaboration agreement with Accelerate Brain Cancer Cure, Inc., or ABC2, a non-profit foundation dedicated to advancing new therapies for brain cancer. Pursuant to this agreement, we are using our cHTS technology to screen combinations in a glioblastoma multiforme cell line to identify potentially therapeutic drug candidates for treatment of a deadly form of brain cancer. The cell line we have undertaken to screen under the ABC2 agreement is provided to us by agreement with Duke University. Pursuant to the agreement with Duke University, Duke owns the intellectual property rights to any new discoveries resulting solely from research conducted by Duke personnel, we own the intellectual property rights to any new discoveries resulting solely from research conducted by our personnel, and we and Duke will jointly own the intellectual property rights to any new discoveries resulting from research conducted by both our personnel and Duke personnel. In the event that Duke owns intellectual property rights to a discovery made pursuant research conducted under the agreement, we will have an option to acquire an exclusive license to Duke's intellectual property rights to the discovery. In exchange for our screening pursuant to the terms of the ABC2 agreement, as of December 31, 2005 we have received from ABC2 $108,000 in funding to conduct this research. ABC2 may terminate the agreement and the program in the event ABC2 determines, in its sole discretion, that we are not operating substantially in compliance with the terms of the ABC2 agreement, or for any other material reason. Upon such termination, ABC2 may withhold payment of funds, or declare the funding terminated and require us to return any unused funds.

Patents and Other Proprietary Rights

        Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, trade secret, copyright and unfair competition laws, assignment of inventions and non-disclosure agreements and other contractual provisions to protect our intellectual property and other proprietary rights.

        The United States Patent and Trademark Office has issued us five patents. One patent, which expires in June 2021, covers pharmaceutical compositions containing the active pharmaceutical ingredients in, and the method of use of, CRx-026, our novel dual action anti-cancer drug candidate. The second patent, which expires in November 2020, covers the method of use of CRx-026 to treat cancer. The third patent, which expires in July 2022, covers pharmaceutical compositions containing the active pharmaceutical ingredients in, and the method of use of, CRx-119, one of our immuno-inflammatory product candidates. The fourth patent which expires in July 2022, covers the method of use of CRx-119 and CRx-170 to treat immuno-inflammatory diseases. The fifth patent, which expires in January 2021, covers pharmaceutical compositions containing the active pharmaceutical ingredients in and method of use for, another anti-cancer combination that is not currently designated for development. We have also been issued a total of 21 patents worldwide related to our drug discovery technology. The issued patents have expiration dates between July 2021 and August 2022. As of January 31, 2006, we have 45 pending patent applications in the United States and 233 pending foreign patent applications that are counterparts to certain of the United States issued patents and patent applications. Twenty four of our pending United States patent applications and 192 of our pending foreign patent applications relate to our current portfolio of seven product candidates in clinical testing and five of our pending United States patent applications and 25 of our pending foreign patent applications relate to our drug discovery technology.

        It is our current practice to seek the issuance of extensive claims in our patent applications that cover the combination drug candidates we develop, including claims directed to the following:

  •
  pharmaceutical compositions containing the active pharmaceutical ingredients in the combination;

  •
  pharmaceutical compositions containing structural, functional, or mechanistic analogs of the active pharmaceutical ingredients in the combination;

  •
  methods of treating diseases by administering the active pharmaceutical ingredients in the combination or their analogs;

  •
  pharmaceutical compositions or kits or packages, including the active pharmaceutical ingredients in the combination or their analogs and instructions for the treatment of diseases; and

  •
  compositions and methods of use for preferred routes of administration, dosages, formulations and other properties for our more advanced product candidates.

        As we learn more about the most promising dose ratios, pharmacokinetic and pharmacodynamic parameters and mechanism of action information for our drug candidates, we intend to evaluate the filing of additional patent applications to supplement the core composition of matter and method of use patents we have been issued and are currently seeking.

        We also intend to pursue patents covering our product discovery platform. To date, our drug discovery technology directed patent applications have included claims directed to the protection of our screening methodologies, the accompanying informatics and computational biology techniques, and various research applications of the discovery platform.

        In all of our activities, we rely on proprietary materials and information, trade secrets, and know how to conduct research and development activities and to attract and retain collaborative partners, licensees, and customers. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees, and consultants. Our employees and consultants are also asked to sign agreements requiring that they assign to us their interests in patents and other intellectual property arising from their work for us. We also require all employees sign an agreement not to engage in any conflicting employment or activity during their employment with us, and not to disclose or misuse our confidential information.

Government Regulation

FDA Regulation of Drugs and Biologics

        In the United States, federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, reporting, labeling, distribution, promotion, and marketing of pharmaceutical products. At the federal government level, the FDA is principally responsible for regulating drugs and biologics, including the product candidates we have under development. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions, such as warning letters, product recalls, product seizure, injunctions, civil penalties, disgorgement of past or future profits, criminal prosecution, suspension of production, license suspension or revocation, withdrawal of an approval, or FDA refusal to approve pending marketing applications.

        The steps ordinarily required before a new pharmaceutical product may be marketed in the United States begin primarily with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry, toxicology and other characteristics. Animal studies are used to assess the potential safety of the product. Many preclinical studies are regulated by the FDA under the good laboratory practice, or GLP, regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated if the data are to be submitted to the FDA in support of a marketing application for a new drug.

        In January 2005, the FDA released for public comment a draft Guidance for Industry: Nonclinical Safety Evaluation of Drug Combinations. The draft guidance discusses what preclinical studies are appropriate to support the clinical study and approval of new combination products and therapies. In the case of new products composed of previously marketed drugs, the draft guidance states that generally the FDA believes sufficient clinical and preclinical data will exist for each drug component separately. Therefore, in such a case, the issues to be resolved before the new product is tested in humans generally relate to possible interactions between the components of the proposed product. The draft guidance identifies specific potential interaction issues to be considered and suggests the type of testing that may be appropriate to resolve any issues that require such testing.

        The results of the preclinical development work, together with other information as required by the FDA, are summarized in an investigational new drug application, or IND, which must be submitted to the FDA before the drug may be provided to clinical investigators for use in humans in clinical trials. An IND also sets forth the plan for investigating the drug, including the protocols for each planned study. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND, unless the FDA advises otherwise or requests additional information, clarification, or additional time to review the application. Clinical trials cannot begin until any concerns raised by the FDA have been resolved.

        Each clinical trial must also be approved by an independent institutional review board, or IRB, which is typically associated with the institution or research facility at which the investigator will conduct the trial, before the trial may begin. The IRB must approve the protocol and the procedures for obtaining the informed consent of the study participants. An IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution in which the study will be conducted. The IRB is required to conduct continuous review of the trials at intervals appropriate to the degree of risk involved and may suspend or terminate its approval if the trials are not being conducted in accordance with the IRB's approval or there has been unexpected serious harm to subjects.

        During the conduct of a clinical trial, the company is required to monitor the investigators' compliance with the clinical study protocol and other FDA requirements, including the requirements to submit reports to the sponsor, the IRB, and the FDA, and to keep detailed records regarding study findings and use and disposition of the study drug. Although monitoring can help reduce the risk of inadequate compliance by study investigators, it cannot eliminate this risk entirely. Inadvertent regulatory noncompliance by the investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in rare circumstances, require the company to repeat a study. The company must report to the FDA any adverse event that is both unexpected and serious and for which there is a reasonable possibility that the event may have been caused by the drug. In addition, the company must within seven days report to the FDA any unexpected fatal or life-threatening event that may have been caused by the drug. The FDA may stop the trials by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product candidate.

        Clinical testing in humans involves the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I clinical trials consist of testing the product in a small number of patients or normal volunteers, primarily to evaluate the drug's safety, at one or more dosage levels, as well as to study the drug's pharmacokinetic and/or pharmacodynamic profile. In phase II clinical trials, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple geographically dispersed sites.

        When two or more drugs are combined in a single dosage form, as many of our product candidates will be, the data submitted to FDA must ordinarily show that each component makes a contribution to the claimed effects and that the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug. This FDA policy may necessitate more elaborate and expensive clinical trials than would be required for a single-agent pharmaceutical because the trials may need to be designed to study the combined agent, each drug as a single agent and a placebo.

        When FDA approval is sought for a new use of a previously approved drug, the sponsor must demonstrate that the drug is safe and effective for the proposed use. However, because pre-existing information on the drug's safety is available, the safety data required for FDA approval of a previously approved drug is ordinarily less than the safety data required to support approval of a new drug. Since our products are combinations of previously approved products, the FDA may not require us to submit some types of safety data, such as data from certain types of animal and human pharmacokinetic studies. The FDA's specific requirements will be determined on a case-by-case basis for each product candidate. It is possible that our product candidates could present new safety issues because the previously approved drugs are being used in combinations or because the proposed combination products are being used under different circumstances than the components are used as single agents. For example, the combination might be proposed for long-term use for a chronic condition while the single agents are used short-term for acute conditions. In such a case, the FDA may require additional animal or human studies to address any safety issues.

        Upon completion of clinical trials, a company seeking FDA approval to market a new drug must file a new drug application, or NDA, with the FDA, or in the case of a biological product, a biological license application, a BLA. To approve an NDA, the FDA must determine, based on the information submitted in the application, that the drug is safe and effective for its intended uses. To approve a BLA, the FDA must determine that the product is safe, pure, and potent and that the facilities in which the product is manufactured or otherwise handled meet the applicable standards. In addition to reports of the preclinical and clinical trials conducted under IND, the NDA or BLA includes information pertaining to the product's safety and efficacy, preparation of the drug substance, analytical methods, drug product formulation, manufacturing details, and proposed product packaging and labeling. In addition, the manufacturing facility must also pass an FDA Current Good Manufacturing Practices, or cGMP, inspection before the marketing application can be approved.

        Submission of a NDA or BLA does not assure FDA approval for marketing. After the application is submitted, the FDA initially determines whether all pertinent data and information have been submitted before accepting the application for filing. After the application is accepted for filing, the FDA begins its substantive review. The FDA typically will request a review of the data in the NDA or BLA and recommendation regarding approval by an advisory committee consisting of outside experts. The FDA may accept or reject the advisory committee's recommendations, or accept them with modifications. The application review process generally takes a year or longer to complete, although reviews of drugs that meet a medical need for serious or life-threatening diseases may be accelerated or prioritized for a six-month review. The FDA may deny approval of an application. Any such denial may require extensive additional testing, which could take years to complete, in order to make the application approvable, or the denial may be based on considerations that cannot be favorably resolved through additional testing. In some circumstances, the FDA may approve an application even though some unanswered questions remain about the product, if the applicant agrees to conduct post-marketing studies. The FDA may impose other conditions of approval as well. Expedited or accelerated approvals may require additional larger confirmatory clinical studies to be conducted following approval.

        Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if post-marketing adverse events associated with the product are reported that cannot be addressed satisfactorily through changes to the product's labeling or warnings to healthcare professionals. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved product. The company may become aware of such information from reports of adverse events suspected to be related to the product, voluntarily provided to the company and/or to the FDA by physicians and other healthcare professionals, or from published scientific data. In some circumstances, the FDA may require the company to make changes to its approved product labeling or to issue safety warnings to healthcare professionals or the public, which may have a negative impact on product sales. Manufacturing and sale may also be disrupted or delayed in the event of failure to comply with all required current Good Manufacturing Practices, as determined by FDA investigators in periodic inspections of manufacturing facilities. Upon approval, a drug or biological product may only be marketed for the approved indications, in the approved dosage forms, and at the approved dosage. The nature of marketing claims that we will be permitted to make in the labeling and advertising of our products will be limited to those specified in an FDA approval.

FDA Regulation of Medical Devices

        Products that may be developed pursuant to our collaboration with Angiotech may be regulated as medical devices. Drugs that are incorporated into medical devices are potentially subject to regulatory requirements applicable to medical devices as well as those applicable to drugs. For example, for review purposes, applications for approval of drug-eluting stents have been assigned by the FDA primarily to the FDA Center for Devices and Radiological Health, which consults with the FDA Center for Drug Evaluation and Research on issues relating to the drug component of the product. The FDA has recently established an Office of Combination Products within the office of the FDA Commissioner and has published revised regulations implementing statutory requirements directed at ensuring prompt and consistent regulation of drug/device combination products, or drug devices. However, because of the limited experience with combination product review, the manner in which review procedures and requirements may be modified and applied in the future to similar or different types of products is unpredictable. This uncertainty, and the complexity inherent in the testing and review of combination drug/device products, may lead to significant delays and additional costs in the process of developing and seeking approval to market such products.

        Medical devices are regulated by the FDA according to their classification. The FDA classifies a medical device into one of three categories based on the device's risk, the disease condition it is intended to treat, prevent or diagnose, and what is known about the device. The three categories are as follows:

        Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and efficacy. Most class I devices are exempt from the requirement for premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act. FDA clearance of a premarket notification is necessary prior to marketing a non-exempt class I device in the United States.

        Class II devices are devices for which general regulatory controls are insufficient to provide reasonable assurance of safety and efficacy and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and efficacy. Clearance of 510(k) notification is necessary prior to marketing a non-exempt class II device in the United States.

        Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and efficacy. Typical class III devices are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a premarket approval application, the FDA generally must approve a premarket approval application prior to the marketing of a class III device in the United States. For example, under current law and regulations, we expect that drug-eluting stents will be treated as class III devices, to the extent that they are regulated as devices, and that approval of a device premarket approval application will be required to obtain authorization to market such products.

        The premarket approval application process is expensive and uncertain and includes the imposition at the time of submission of significant device user fees. A premarket approval application must be supported by valid scientific evidence, which typically includes extensive data, including pre-clinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and efficacy of the device. Product and manufacturing and controls specifications and information must also be provided. The FDA may refuse to accept a premarket approval application for filing and often will require additional clinical trial data or other information before approval. Obtaining approval can take several years, and approval may be conditioned on, among other things, the conduct of postmarket clinical studies or surveillance. Reduced device user fees also apply to most premarket approval supplements. Any subsequent change to an approved device that affects the safety or effectiveness of the device will require approval of a supplemental premarket approval application. We cannot be sure that approval of a premarket approval application or premarket approval application supplement will be granted on a timely basis, if at all, or that the FDA's approval process will not involve costs and delays that will adversely affect our ability to commercialize our products. In the case of a combination drug/device product such as a drug-eluting stent, the need for consultation with drug reviewers and the potential application of drug standards as well as device standards to different aspects of the product, its manufacturing process, and the associated FDA review processes may significantly increase the complexity, costs and potential delays involved in obtaining marketing approval.

        Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition, medical device reports must be submitted to the FDA to report device-related deaths or serious injuries, and malfunctions, the recurrence of which would likely cause serious injury or death. Medical device reports can result in agency action such as inspection, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions and unfavorable publicity.

        As with drugs, the promotion of medical devices is regulated by the FDA, and violations of FDA policies and regulations with respect to promotional activities may result in significant administrative and court sanctions.

Foreign Regulations

        Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, centralized procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality, and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks and potential delays associated with FDA approval set forth above.

Other Regulations

        In addition to regulations enforced by the FDA, we also are subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, and local statutes and regulations. Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for storing, handling, using, and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could materially affect our ongoing business.

Competition

        The development and commercialization of pharmaceutical products and medical devices is highly competitive. We will be competing against a wide range of pharmaceutical, biotechnology, life science, medical device and interventional medicine companies that have greater resources than us, including existing research and development programs in the markets we plan to target. We must compete with these companies both in regard to the discovery technology we use to identify potential product candidates and in regard to the development and commercialization of our product candidates themselves.

        In regard to our discovery technology, we seek to create barriers to entry for other pharmaceutical companies by filing patent applications for our technology and by protecting our trade secrets. These efforts to deter competitors may be limited if we do not succeed in achieving patent or other intellectual property protection, such protection is limited in scope, or to the extent that third parties can utilize different high throughput screening methods not covered by any issued patents we may receive. Many companies have already developed and employ high throughput screening technologies. Should these companies seek to apply these technologies to the discovery of combination drugs, our drug discovery technology may be rendered obsolete or noncompetitive.

        In regard to our product candidates, we seek to create barriers to entry by filing patent applications on the composition and use of the drug combinations we discover. If we obtain the patent protection we are seeking for our product candidates, we believe that we will be able to use these patents to prevent other pharmaceutical companies from marketing products covered by our patents. We also believe that, if obtained, we should be able to use our patents to prevent the makers of either of the drugs included in our combination products from marketing their drug for use together with the other drug that comprises the product. We also plan to develop, for each of our product candidates that we advance beyond proof-of-concept clinical studies, a customized formulation that will be selected for its pharmacology, dosage strength, and route of delivery based on the activity and pharmacology of the drugs when delivered together in combination. Where appropriate, we will seek to protect these formulations by patent applications or as trade secrets. We intend to seek regulatory approval for our product candidates as new drugs, and the expense and time involved in seeking regulatory approval for a new drug may deter potential competitors.

        Our ability to deter competitors will be limited to the extent that we are unable to obtain patent protection for our product candidates or patent or trade secret protection for our formulations. Competitors may also be able to use similar component drugs or different combinations of our component drugs to develop combination products that are not covered by our patents. In addition, the approved drugs that are combined to produce our product candidates are likely to be commercially available at lower prices, so physicians may be able to prescribe the individual drugs already approved and marketed by other companies instead of our combination products, and it would be difficult or impossible for us to enforce our patents, if obtained, to prevent this practice.

        In addition to potential competition from other combination drugs, all of our product candidates will face competition from single agent pharmaceuticals. The target markets for our product candidates and those of our collaborators, including immuno-inflammatory diseases, oncology, metabolic diseases, neurodegenerative diseases, and medical devices or interventional medicine products, are all very competitive, with existing approved products holding substantial market share and other product candidates being developed by other pharmaceutical, biotechnology or medical device companies.

        Principal competitive factors impacting drug development and commercialization include:

  •
  improved patient outcomes;

  •
  acceptance of products by physicians and other healthcare providers;

  •
  research and drug development capabilities;

  •
  intellectual property positions;

  •
  sales and marketing capabilities; and

  •
  availability of capital resources to fund research, development and commercialization activities.

        Many of the companies competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in clinical testing, obtaining FDA and other regulatory approvals and in the manufacture and commercialization of products.

Manufacturing

        We have no manufacturing capabilities. We rely and plan to continue to rely on third parties to manufacture bulk compounds for research, development, preclinical, and clinical trials. We believe that there are several manufacturing sources available to us on commercially reasonable terms to meet our clinical requirements.

        We plan to rely on third parties to manufacture commercial quantities of any products we successfully develop, if any. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's quality control and manufacturing procedures conform to current Good Manufacturing Practice, which must be followed at all times. The FDA typically inspects manufacturing facilities every two years. In complying with current Good Manufacturing Practice regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other requirements. We plan to seek suitable third party manufacturing arrangements for the commercial production of a product candidate.

Employees

        As of January 31, 2006, we employed 95 persons, of whom 25 hold Ph.D. or M.D. degrees. Approximately 65 employees are engaged in research and development, and 30 employees are engaged in business development, intellectual property, finance, legal, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good.

Corporate and Available Information

        We were incorporated in Delaware in 2000. Our principal executive offices are located at 650 Albany Street, Boston, Massachusetts 02118, and after March 24, 2006, at 245 First Street, Cambridge, Massachusetts 02142. We have two subsidiaries, CombinatoRx (Singapore) Pte Ltd and CombinatoRx Securities Corp. Our Internet website is www.combinatorx.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and at the same time that they become available on the Securities and Exchange Commission's website.

        Our code of conduct and ethics, corporate governance guidelines, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on the corporate governance section of our website at www.combinatorx.com/investors. Stockholders may request a free copy of any of these documents by writing to Investor Relations, CombinatoRx, Incorporated, Sixteenth Floor, 245 First Street, Cambridge, Massachusetts, U.S.A. 02142.

Item 1A.    Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider each of the risks and uncertainties described below before you decide to invest in our common stock. You should also refer to the other information in this annual report, including our financial statements and related notes. If any of the following risks and uncertainties actually occurs, our business, financial condition, and results of operations could be severely harmed. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to Our Discovery, Development and Commercialization of New Medicines

Our approach to the discovery and development of combination drugs is unproven and may never lead to commercially viable products.

        Our approach to drug discovery and development is complex and unproven and has not been successfully used or, to our knowledge, attempted by any company. Previously unrecognized or unexpected defects or limitations to our drug discovery technology may emerge, which we may also be unable to overcome or mitigate. We cannot be certain of the value of any of our current or future product candidates. None of the product candidates identified or developed to date, through the application of our business model and drug discovery technology, has approved by any regulatory agency or been commercialized.

        While we are advancing product candidates into phase I/II or phase IIa proof-of-concept clinical trials on the basis of their approved drug components, these product candidates could fail in these or future clinical trials. In addition, we may be required to conduct additional preclinical and phase I clinical studies for the formulations we develop of our product candidates. If the additional preclinical or phase I clinical studies required for a product candidate's formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug may also require additional clinical trials for each component drug as well as for the component drugs in combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

        Our business model is dependent on the ability of our proprietary high throughput discovery technology to identify additional promising product candidates. High throughput screening involves testing large numbers of compounds in cell-based assays using automated systems that measure the biological activity of the compounds and provide detailed data regarding the results. Because our high throughput discovery technology is unproven, we cannot be certain that we will be able to discover additional drug combinations that show promising effects in our cell-based disease models and preclinical studies, which we can advance into clinical trials. As a result, we may not be able to identify additional product candidates. Many other companies with substantially greater resources than ours use high throughput screening for drug discovery. These or other companies may have developed or could in the future develop combination screening technology equal or superior to our technology.

        For these and other reasons, our approach to drug discovery and development may not be successful and our business model may not generate viable products or revenue. Even if our approach is theoretically viable, we may not complete the significant research and development or obtain the financial resources and personnel required to further develop and apply our discovery technology, advance promising product candidates to and through clinical trials, and obtain required regulatory approvals.

Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

        All of our product candidates are in an early stage of development and their risk of failure is high. To date, the data supporting our drug discovery and development programs is derived solely from laboratory and preclinical studies and limited early stage clinical trials that were not all designed to be statistically significant or proof-of-concept clinical trials. It is impossible to predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may be unable to find safe and effective doses and dose ratios for our product candidates without extensive clinical trials and substantial additional costs, if at all.

        We must select the doses, including the amount, frequency and duration, of each of the two active pharmaceutical ingredients included in our product candidates, and the relative amounts, or dose ratio, of these doses. Our clinical trials in humans may show that the doses or dose ratios we select based on our high throughput screening, animal testing or early clinical trials do not achieve the desired therapeutic effect in humans, or achieve this effect only in a small part of the population. Even if the doses or dose ratios we select show efficacy in humans, the resulting doses or dose ratios of our active pharmaceutical ingredients may not have acceptable safety profiles for our targeted indications. Furthermore, even if we believe that our preclinical and clinical studies adequately demonstrate that the doses or dose ratios we select for our product candidates are safe and effective in humans, the FDA or other regulatory agencies in the United States and foreign jurisdictions may determine that our clinical trials do not support our conclusion. We may be required to conduct additional long-term clinical studies and provide more evidence substantiating the safety and effectiveness of the doses or dose ratios we select in a significant patient population. If we need to adjust the doses or dose ratios, we may need to conduct new clinical trials. We may also be required to make different doses or dose ratios available for different types of patients. All of this may result in significant delays and additional costs or prevent commercialization of our product candidates.

The approved drugs included in our product candidates have adverse or inappropriate side effects and we may not be able to achieve an acceptable level of side effect risks, compared to the potential therapeutic benefits, for our product candidates.

        The approved drugs included in our combination product candidates have adverse side effects. These side effects may be acceptable when an ingredient is used in its approved dosage to achieve a therapeutic benefit for its currently approved indications, but the side effect risk compared to the therapeutic benefit may not be acceptable when used for the intended indications for the product candidate. These side effects may also make it difficult for us to obtain regulatory or other approval for clinical trials of our product candidates. In addition, the therapeutic effect of an approved drug in its currently approved indications may be inappropriate or undesirable in the intended indication for our product candidate. Also, the adverse side effects of an approved drug may be enhanced when it is combined with the other approved drug in the product candidate, or the combined drugs in a product candidate may produce additional side effects. Adverse side effects of the approved drugs could, in any of these situations, prevent successful development and commercialization of some or all of our product candidates.

        The development of a product candidate could be adversely affected by safety or efficacy issues that subsequently arise or become the focus of increased attention or publicity regarding use of either of the approved drugs which comprise the product candidate or similar drugs. We could be forced to abandon a product candidate or an approved product, if any, due to adverse side effects from long-term or other use of one of the active pharmaceutical ingredients in the product candidate or product, even if such long-term or other use is not contemplated for such product candidate or product.

        Four of our product candidates, and several of our earlier stage preclinical products, seek to increase the therapeutic effect of a reduced-dose corticosteroid or a calcineurin inhibitor by the combination of such steroid or calcineurin inhibitor with a second pharmaceutical ingredient that serves as an enhancer agent. The adverse side effects of the steroids, the calcineurin inhibitor and the antidepressant or other enhancer agent included in these drug candidates are significant and generally increase as their dosage and/or duration of therapy increases. As a result, the success of these product candidates depends upon the ability of an acceptable dose of the candidate's enhancer agent to selectively amplify the therapeutic effect of a reduced-dose steroid or reduced-dose calcineurin inhibitor, without causing unacceptable adverse side effects. To achieve sufficient efficacy in humans, we may need to include higher doses of the steroid or calcineurin inhibitor, or of the enhancer agent, than we expected to include based on our screening procedures, preclinical trials and limited clinical trials. As a result, our selective steroid amplifier, our enhanced calcineurin inhibitor or synergistic cytokine modulator product candidates could have greater adverse side effects than anticipated and could fail to achieve risk-to-benefit profiles that would justify their continued development.

        Certain antidepressants, including the antidepressants in our product candidates, CRx-119, CRx-139 and CRx-150, carry a black box warning and expanded warning statements that alert health care providers to an increased risk of suicidality in children and adolescents being treated with these drugs. Several scientific publications also suggest the possibility of an increased risk for suicidal behavior in adults, in addition to children and adolescents, who are being treated with antidepressant medications. In particular, studies and publications suggest that selective serotonin reuptake inhibitors, including the antidepressant included in CRx-139, may increase the risk of suicidal behavior in adults. The FDA has begun a complete review of all available data to determine whether there is an increased risk of suicidality in adults being treated with antidepressant medications. The outcome of this review may lead to additional product labeling or even suspension of the use of some or all of the anti-depressants included in our product candidates, which would delay or prevent the continuation of our clinical trials, development and eventual commercialization of these product candidates.

        Significant adverse side effects of the component drugs included in our clinical stage product candidates include: in the case of our selective steroid amplifier product candidates, fluid and electrolyte imbalances, muscle and bone loss, diabetes, somnolence, suicidality, weakness, birth defects, abdominal distress, peptic ulceration, avascular osteonecrosis, glaucoma, myopathy, and nausea; in the case of our enhanced calcineurin inhibitor product candidate, high blood pressure, kidney disease and infection; in the case our synergistic cytokine modulator product candidate, dizziness, abdominal distress and headache; and in the case of our oncology product candidate, drowsiness, low blood pressure, pancreatic damage, tardive dyskinesia, and confusional states. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, myocardial infarction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

The active pharmaceutical ingredients in our product candidates may produce adverse side effects when delivered in combination.

        While an active pharmaceutical ingredient in one of our product candidates may be safe, or have an acceptable risk-to-benefit profile, when administered as a single agent for its approved indications, the same active pharmaceutical ingredient when delivered in combination with the other active pharmaceutical ingredient in the product candidate may cause serious unexpected or unacceptable adverse side effects. Our discovery technology is not designed to and does not detect adverse side effects that may result from the combination of the two drugs. At this time, due to the early stage of the clinical trials for our product candidates, we are not aware of any adverse side effects resulting solely from the delivery in combination of the approved drugs included in our clinical stage product candidates. However, such side effects could be discovered in the course of performing clinical trials of our product candidates. In addition, the active pharmaceutical ingredients in a product candidate may not be approved for treatment of the product candidate's targeted disease and may result in additional adverse side effects not typically associated with products for treatment of such a disease. The FDA or other regulators could require preclinical and phase I studies testing for combination side effects before we advance product candidates to further clinical trials.

We may not be able to initiate and complete clinical trials for our product candidates.

        Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In particular, we have experienced delays in enrollment of our Phase IIa Rheumatoid Arthritis clinical trials, primarily due to competing therapies otherwise available to the relevant patient population. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States and foreign regulations. Clinical sites may fail the FDA's or other regulatory agencies' inspections or reviews and our trials could be halted for these or other reasons. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

Our product candidates are combinations of approved drugs that are commercially available and marketed by other companies. As a result, our products may be subject to substitution and competition.

        We anticipate that the approved drugs that are combined to produce our product candidates are likely to be commercially available at prices lower than the prices at which we would seek to market our product candidates. We cannot be sure that physicians will view our products as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for our combination products, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination products. Even if we are issued patents covering the composition of matter or method of use of our combination products, those patents may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination products. To the extent that the price of our products is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination products, and this may limit how we price our products. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for our products, which could also limit market and patient acceptance of our products, and could negatively impact our revenues and net income, if any. Physicians might also prescribe the individual components of a product candidate prior to its approval, which could adversely affect our development of the product candidate due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in our product candidate, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize any such product candidate which we successfully develop.

        In many countries where we plan to market our products, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices for their active pharmaceutical ingredients when sold separately, rather than allowing us to market our products at a premium as new drugs.

We must create commercially viable pharmaceutical formulations for our product candidates.

        The success of a product candidate may depend on our ability to develop a formulation of the product candidate that is superior to a treatment regime of the two approved drugs included in the product candidate taken separately. In some instances, to be commercially successful, this formulation must have a different method of administration than the approved drugs. For example, to successfully develop CRx-170, our product candidate for the treatment of asthma, we may need to develop an inhaled formulation of the product candidate. Developing such a formulation could be costly and difficult. We expect to rely on third party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for our product candidates and they may not be successful in doing so. Defects in the formulation, delivery method or packaging of any of our product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

Financing arrangements for our Singapore subsidiary may cause substantial dilution to our stockholders, limit our control over important development decisions, divert resources away from other projects, prevent us from entering into relationships with third parties for infectious disease indications and result in the loss of significant intellectual property rights.

        Exercise by BioMedical Sciences of the rights granted to it to convert its shares of preferred stock in our Singapore subsidiary and convertible promissory notes issued by our Singapore subsidiary that they hold into shares of our common stock could result in substantial dilution to our stockholders. BioMedical Sciences may convert its shares of convertible preferred stock and convertible promissory notes in our Singapore subsidiary issued prior to November 9, 2005 into our common stock at a conversion price of $10.803 or, in the case of convertible promissory notes issued by the subsidiary on or after December 9, 2005, at a 40% premium to the volume-weighted average price of our common stock over the 20 trading days immediately prior to the issuance of the note. These prices may be substantially less than the market price of our shares at the time of conversion or the price per share paid by investors in this offering.

        As a condition of the financing provided to our subsidiary by BioMedical Sciences, we agreed to enter into a Services Agreement requiring us to provide substantial assay development and screening services to our subsidiary over the next four years and to assign to our subsidiary ownership of all intellectual property rights covering combination therapies for the treatment of infectious disease discovered by us through our work under the Services Agreement. We have also agreed to provide screening services in the field of the therapeutic treatment of infectious disease through combination therapies exclusively to the subsidiary and not to compete with the subsidiary, which will prevent us from doing work in infectious disease indications for third parties. We will commit substantial personnel resources to support operations of the subsidiary, both directly and under the Services Agreement, which could adversely affect our other operations. The performance of this work for the subsidiary may limit our ability to perform work on other disease indications. Assignment of the intellectual property rights to the subsidiary exposes us to the risk that the subsidiary may be unable to successfully develop promising therapies.

        Our Singapore subsidiary will need substantially greater resources to commercialize any promising combination therapy than the resources provided by the BioMedical Sciences financing and may not be able to obtain such financing on terms acceptable to the subsidiary, us or BioMedical Sciences. BioMedical Sciences has extensive control over the operations of the subsidiary and we will not control development decisions regarding the combination therapies assigned to the subsidiary or other major decisions to be made in regard to the subsidiary.

        If we or our subsidiary defaults on our obligations to BioMedical Sciences, we could lose our entire interest in the subsidiary and have no further ability to commercialize the intellectual property assigned to the subsidiary for the therapeutic treatment of infectious diseases.

        Our equity interest in the subsidiary is illiquid and cannot be transferred or sold for at least four years. In addition, our equity interest in the Singapore subsidiary is junior to the preferred stock and secured convertible promissory notes of the subsidiary held by Biomedical Sciences, and would likely be worthless in the event of any liquidation or forced sale of the subsidiary or its assets.

A material component of our business strategy is to establish and maintain collaborative relationships to fund research and possible development and commercialization of combination product candidates, by us or by collaborators. If we or any collaborator terminates or fails to perform any obligations under our collaboration agreements, the development and commercialization of product candidates under these agreements could be delayed or terminated.

        A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical, biotechnology and medical device companies, research institutions and foundations, and to seek grants from agencies of the United States government, to fund research and possible development and commercialization of combination drug products for the treatment of diseases. We also intend to seek to establish collaborative relationships to obtain domestic or international sales, marketing and distribution capabilities if any of our combination product candidates receive regulatory approval.

        The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, it may be difficult for us to maintain or perform under such collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated. Additionally it may become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

        Our collaborations are new, and we do not have a meaningful history of working together with Angiotech, Fovea or our other collaborators and cannot predict the success of any of our collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Angiotech and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in our Angiotech or other collaboration agreements or derive any licence or royalty revenue with respect to these collaborations.

If we fail to manage our growth, our operations and financial results could be adversely affected.

        Since our inception in 2000, we have grown to approximately 95 employees and advanced seven product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, the Spinal Muscular Atrophy Foundation, CHDI, Inc., National Institutes of Health, Accelerate Brain Cancer Care and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

        We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

We have no manufacturing, sales or distribution capabilities and may not obtain the collaboration, development, commercialization, manufacturing or other third party relationships that we will require to develop, commercialize and manufacture some or all of our product candidates.

        We have no manufacturing, sales or distribution capabilities and lack the collaborations, resources, capabilities, and experience necessary to clinically develop, formulate, manufacture, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We expect to depend on collaborators, licensees, clinical research organizations, manufacturers and other third parties to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop. We also rely on obtaining sufficient quantities of the approved drugs in our product candidates from sources acceptable to the FDA and other regulators for early stage clinical trials.

        We expect to be able to develop and commercialize many of our product candidates only with the participation of pharmaceutical or biotechnology company collaborators or by out-licensing rights to the product candidates. Pharmaceutical and biotechnology companies and others may be reluctant to collaborate with us or to license rights to our product candidates due to the unproven nature of our drug discovery and development approach, the fact that the active pharmaceutical ingredients in our product candidates are approved drugs marketed by other companies, the risk that healthcare providers may substitute the component active pharmaceutical ingredients for our proposed combination products, concerns regarding the pricing of and reimbursement for our product candidates if they are successfully developed, or other factors.

        We cannot guarantee that we will be able to successfully negotiate agreements for relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates.

        We expect to expend substantial funds and management time and effort to enter into relationships with these third parties and, if we successfully enter into such relationships, to manage these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will succeed in a timely fashion, if at all.

Disputes under key agreements could delay or prevent development or commercialization of our product candidates.

        Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

        We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Sales of medical products also depend on physicians' willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments, including a treatment regime of the individual approved drugs included in our combination products.

We may devote substantial time and resources to screening a cell-based model which is not predictive of results in humans.

        When conducting high throughput screening of selected cell-based models for specific diseases, we must devote months of time to testing millions of dose and drug combinations against a cell-based model for a selected disease. We may not be able to obtain, through our screening of a cell-based model, the information we seek regarding the effects of drug and dose combinations on multiple biological pathways. The cell-based model that we select may not accurately predict the effects in humans of the drug and dose combinations tested in the model. This failure may not be apparent until the completion of costly clinical trials. As a result, we may expend considerable resources and substantial time in generating results that are not useful or in conducting clinical trials that are not successful.

If we are not able to retain our current senior management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

        We are dependent on the members of our management team for our business success. In addition, an important element of our strategy is to take advantage of the development, regulatory and commercialization expertise of our current management. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of any one of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates. We currently have a key person life insurance policy on Mr. Borisy, in the amount of $1 million.

        To grow, we will need to hire a significant number of qualified commercial, scientific and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. As we grow, the inability to attract new employees when needed or to retain existing employees could limit our growth and harm our business.

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of operating losses, expect to incur significant and increasing operating losses and may never be profitable. Our stock is a highly speculative investment.

        We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of December 31, 2005, we had an accumulated deficit of $98.3 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

        Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As our most advanced product candidates are in or are emerging from the proof-of-concept stage, we do not expect to receive revenue from any product candidate for the foreseeable future. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may be unable to raise the substantial additional capital that we will need to sustain our operations.

        We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately 30 months from the date of this annual report. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

  •
  some or all of our product candidates fail in clinical or preclinical studies or prove to be as commercially promising than we expect and we are forced to seek additional product candidates;

  •
  our product candidates require more extensive clinical or preclinical testing or our clinical trials take longer to complete than we currently expect;

  •
  we advance more of our product candidates than expected into costly later stage clinical trials;

  •
  we advance more preclinical product candidates than expected into early stage clinical trials;

  •
  we determine or are required to conduct more high throughput screening than expected against current or additional disease targets to develop additional product candidates;

  •
  we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

  •
  we determine to acquire or license rights to additional product candidates or new technologies.

        While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely effect, holders of our common stock. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs, including some or all of our product candidates.

Risks Related to Regulatory Approvals

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

        The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals and medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug and medical device approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products and medical devices can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products or our collaborator's products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or medical device to meet a regulatory agency's requirements for safety, efficacy and quality. In addition, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

        We or our collaborators may delay, suspend or terminate clinical trials for any of our product candidates or their associated medical devices or products at any time for reasons including:

  •
  ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

  •
  delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

  •
  delays in enrolling patients and volunteers into clinical trials;

  •
  lower than anticipated retention rates of patients and volunteers in clinical trials;

  •
  the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

  •
  lack of effectiveness of a product candidate in other clinical trials;

  •
  lack of sufficient funds for further clinical development;

  •
  insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

  •
  unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

  •
  serious and unexpected drug-related side effects or adverse device effects experienced by participants in our clinical trials; or

  •
  the placement of a clinical hold on a trial.

        Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

        We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of patients, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products are active, safe, or effective and as a result we may decide to abandon further development of such product candidates. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable. We may encounter significant delays in the regulatory process that could result in excessive costs that may prevent us from continuing to develop our product candidates. In addition, the failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, product recalls, withdrawal of product approval, mandatory restrictions and other actions that could impair our ability to conduct our business.

The FDA and other regulatory agencies may require additional preclinical and phase I clinical data for our combination products.

        Our proposed products are composed of drugs previously approved as single agents, and as a result, there is significant pre-existing information on the safety of those drugs as single agents for their approved indications in the form of animal studies, phase I pharmacokinetic and other clinical studies and actual clinical experience. Nonetheless, new safety issues may arise when the previously approved drugs are used in combination in our products or when the proposed combination products are used in different treatment regimes for disease indications different than the disease indications for which the components are used as single agents. For example, the combination might be proposed for long-term use for a chronic condition, while the single agents are currently approved for short-term use in acute conditions. In addition, if a component has not been approved in all jurisdictions in which approval of the combination is sought, the regulatory agencies having authority over the combination in the jurisdictions that had not approved each component as a single agent may require us to submit data that would not otherwise be required. If any of these issues arises, we may be required to conduct additional preclinical and phase I clinical trials for the formulations we develop of our product candidates. If the additional preclinical or phase I clinical trials required for a product candidate's formulation are extensive, it could delay or prevent further development of the product candidate.

The FDA and other regulatory agencies may require more extensive or expensive trials for our combination product candidates than may be required for single agent pharmaceuticals.

        To obtain regulatory approval for our combination product candidates, we may be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate's claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials for each component drug as well as for the component drugs in combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

        The FDA continues to review products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, marketing and sale of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, marketing and sale of our products.

Healthcare reform measures could adversely affect our business.

        The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical, biotechnology and medical device companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs and medical devices is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our common stock price or limit our ability to raise capital or to enter into collaborations or license rights to our products.

Federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. Under the MMA, private insurance plans subsidized by the government offer prescription drug coverage to Medicare beneficiaries who elect to enroll in their plans. Although almost all prescription drugs are potentially available to plan enrollees, the plans are allowed to use formularies, preferred drug lists and similar mechanisms to favor selected drugs and limit access to other drugs except in certain circumstances. The price of a drug as negotiated between the manufacturer and a plan is a factor that the plan can consider in determining its availability to enrollees.

        As a result, we expect that there will be increased pressure to reduce prices for drugs to obtain favorable status for them under the plans offering prescription drug coverage to Medicare beneficiaries.

This pressure could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. It is possible that our products, if successfully developed, could be particularly subject to price reduction initiatives because they are based on combinations of lower priced existing drugs.

        In addition, some members of Congress advocate that the federal government should negotiate directly with manufacturers for lower prices for drugs in the Medicare program, rather than rely on private plans. If the law were changed to allow or require such direct negotiation, there could be additional reductions in the coverage of and prices that we receive for our products.

New federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any.

        The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States.

        If the laws or regulations are changed to permit the importation of drugs into the United States in circumstances not now permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.

Failure to obtain regulatory and pricing approvals in foreign jurisdictions could delay or prevent commercialization of our products abroad.

        If we succeed in developing any products, we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks because there may be additional variations between how our combinations of approved drugs and single agent drugs are treated in foreign jurisdictions. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations. Even if we are successful at obtaining these approvals, regulatory agencies in foreign countries where pricing of prescription drugs or medical devices is controlled by the government, could determine that pricing for our products should be based on prices for the existing drugs that comprise the active pharmaceutical ingredients in our combination products instead of allowing us to price our products at a premium as novel medicines.

Risks Related to Our Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

        Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary drug discovery technology and any products or product candidates we plan to develop. In addition to taking other steps to protect our intellectual property, we intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so. We have applied for patent protection covering our clinical and preclinical product candidates and our drug discovery technologies in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may not be able to stop them from doing so.

        Similarly to other biotechnology companies, our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

        The United States Patent and Trademark Office and similar agencies in foreign jurisdictions may not agree with our view that our combination product candidates and our drug discovery technologies are patentable or novel and non-obvious, and on this basis may deny us patent protection. Even if we receive patent protection, others, including those who own patent or trade secret rights associated with the approved drugs that are active pharmaceutical ingredients of our product candidates, may attempt to invalidate our patent or trade secret rights. Even if our patent or trade secret rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights.

        If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our combination products for three years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval of products that duplicate our products.

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

        If a third party holds a patent to a composition or method of use of an approved drug that is a component of one or more of our product candidates, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. In particular, there are recently issued patents in Australia and Canada that cover the use of pentamidine, one drug in product candidate CRx-026, for the treatment of cancer. We may not be able to develop or commercialize CRx-026 in Australia or Canada without first obtaining a license to these patents, or waiting for them to expire. There are counterpart patent applications pending in other countries, including in the United States and Europe. In the event that one or more of these pending counterpart applications issues as a patent, we may not be able to develop or commercialize CRx-026 in a country in which such a counterpart patent issues without first obtaining a license to such patent, or waiting for it to expire. For two of our other product candidates, CRx-139 and CRx-170, some of the various formulations and methods of use of one drug in the combination are covered by third party patents which could pose an impediment to our ability to develop and commercialize these products. We believe that other formulations and methods of use of these drugs, which are not covered by any third party patents, are available. However, we cannot be sure that the unpatented formulations or methods of use of these drugs will be the optimal formulation, or that a feasible formulation for these product candidates will be available. Additionally, there are three United States patents that may cover therapeutic uses of our preclinical Type II diabetes product candidates. We may not be able to develop or commercialize our preclinical Type II diabetes product candidates without first obtaining a license to these patents, or waiting for them to expire. Our business will be harmed if we are unable to use the optimal formulation or methods of use of the component drugs that comprise our product candidates. This may occur because the formulations or methods of use are covered by one or more third party patents, and a license to such patents is unavailable or is available on terms that are unacceptable to us.

We may be unable to in-license intellectual property rights or technology necessary to develop and commercialize our products

        Depending on its ultimate formulation and method of use, before we can develop, clinically test, make, use, or sell a particular product candidate, we may need to obtain a license from one or more third parties who have patent or other intellectual property rights covering components of our product candidate or its method of use. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. Because our product candidates are based on combinations of existing drugs, there may be a significant number of patents covering both the active pharmaceutical ingredients in our product candidates and their method of use. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our product candidates.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

        In our activities, we rely substantially upon proprietary materials, information, trade secrets and know-how to conduct our research and development activities, and to attract and retain collaborators, licensees and customers. We take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants and in our academic and commercial relationships. However, these steps may be inadequate, agreements may be violated, or there may be no adequate remedy available for a violation of an agreement. We cannot assure you that our proprietary information will not be disclosed or that we can meaningfully protect our trade secrets. Our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets, which could adversely affect our ability to compete in the market.

Litigation or third party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes in these proceedings could limit our intellectual property rights and our activities.

        We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize combination product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement.

        Our efforts to obtain, protect and defend our patent and other intellectual property rights, whether we are successful or not, can be expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us. In addition, defending patent or other intellectual property litigation, whether we are successful or not, can be very expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. During the course of any patent litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

        There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Risks Related to Our Industry

Our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete.

        Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop drug discovery technology or products that would render our drug discovery technology and product candidates, and those of our collaborators, obsolete and noncompetitive. They may also employ high throughput screening technologies to the discovery of combination drugs, which may render our technologies or our approach to drug discovery and development obsolete or noncompetitive. Our drug discovery technology will compete against well-established techniques to discover new drugs. If we are unable to compete effectively against these existing techniques and the companies that support them, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

We may have significant product liability exposure which may harm our business and our reputation.

        We face exposure to product liability and other claims if our product candidates, products or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing, and marketing of human therapeutic products and medical devices. We currently maintain product liability insurance covering our clinical trials in the amount of $5 million. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

We use and generate materials that may expose us to expensive and time-consuming legal claims.

        Our development programs involve the use of hazardous materials, chemicals, and biological materials. We are subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, and disposal of materials and waste products. We believe that our safety procedures for handling these materials comply with the standards prescribed by laws and regulations. However, we may incur significant costs to comply with current or future environmental laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our insurance, and we may not be able to maintain insurance on acceptable terms, if at all.

Risks Related to an Investment in Our Common Stock and Our Initial Public Offering

During our initial public offering we sent email messages to a limited number of potential institutional investors. Each of these emails may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. As a result, any direct or indirect recipient of these email messages that purchased shares of our common stock in the initial public offering may be entitled to require us to repurchase shares of our common stock sold to them in the initial public offering or to recover damages from us.

        Prior to the effectiveness of the registration statement for the initial public offering, we sent email messages to ten potential institutional investors. These emails presented certain positive statements about us in isolation, including statements not included in the prospectus for the initial public offering, and did not disclose the related risks and uncertainties described in the prospectus for the initial public offering. These emails were not accompanied by a prospectus, and the emails themselves may constitute a prospectus that does not meet the requirements of the Securities Act of 1933.

        Each of the potential investors in our initial public offering who received an email was notified by the Company not to forward the email to anyone else, and that it should disregard the email. We asked the potential investors who received an email to confirm to us that they did not forward the email on to any additional potential investors and the potential investors who we knew received an email, directly or indirectly, were excluded from the initial public offering.

        If our distribution of these emails constitutes a violation of the Securities Act of 1933, persons who received the email, directly or indirectly, and who purchased our common stock in the initial public offering (despite the exclusion described above) would have the right, for a period of one year from the date of their purchase of our common stock, to rescind their purchase of our common stock and recover from us the purchase price of the common stock sold to them in the initial public offering plus statutory interest from the date of purchase, or if such person has already sold the common stock, to recover damages equal to any loss such person incurred on sale of the stock. In addition, we agreed to indemnify the underwriters for all losses that they may incur as a result of the distribution of the emails in connection with the initial public offering.

Our common stock may have a volatile public trading price.

        An active public market for our common stock has not developed. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

  •
  disclosure of actual or potential clinical results with respect to product candidates we are developing;

  •
  regulatory developments in both the United States and abroad;

  •
  developments concerning proprietary rights, including patents and litigation matters;

  •
  public concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;

  •
  public announcements by our competitors or others; and

  •
  general market conditions and comments by securities analysts and investors.

The sale of a substantial number of shares of common stock by us or by our stockholders after the expiration of lock-up agreements associated with our initial public offering may cause the market price of our common stock to decline.

        The market price of your common stock may decline if we or our current stockholders sell shares of our common stock. As of March 17, 2006, we had 23,533,131 shares of common stock outstanding. In addition, as of March 17, 2006, options to purchase 3,751,462 shares of our common stock were outstanding. As of March 17, 2006, warrants to purchase 124,252 shares of our common stock were outstanding, and the preferred stock of CombinatoRx Singapore with a liquidation preference of $2.5 million and convertible promissory notes of CombinatoRx Singapore with a principal amount of $5.5 million held by or to be issued to BioMedical Sciences may be converted into our common stock, which may also be dilutive to holders of our common stock.

        Holders of 16,464,614 shares of our common stock, including holders of options to purchase 3,751,462 shares of our common stock and holders of warrants to purchase 124,252 shares of our common stock, have signed lock-up agreements in connection with our initial public offering. Under these lock-up agreements, our stockholders have agreed, subject to certain limited exceptions, not to sell any shares of our common stock (or securities convertible into or exchangeable or exercisable for common stock) owned by them for a period of 180 days after the closing of our initial public offering, or until May 9, 2006, unless they first obtain the written consent of SG Cowen & Co., LLC. At the end of such 180-day period, which may be extended under certain circumstances, approximately 14.4 million shares of common stock will be eligible for immediate resale subject to the applicable provisions under Rule 144. The 1,948,051 shares of our common stock issued to Angiotech may not be sold or transferred by Angiotech, subject to limited exceptions, until after November 9, 2006. The sale of shares of our common stock by our stockholders after the expiration of these lock-up agreements on May 9, 2006 may cause the price of our common stock to decline.

        We have also filed a registration statement to permit the sale of 4,356,196 shares of our common stock issuable under our stock option plans. The holders of 13,366,644 shares of our common stock and warrants exercisable for 124,252 shares of our common stock have the right in some circumstances to require us to register their shares for resale to the public or to participate in a registration of shares by us. In addition, we have agreed to file, on the request of BioMedical Sciences any time after November 9, 2006, a registration statement covering the resale by them of any of our common stock they acquire through conversion or redemption of their preferred stock or convertible promissory notes in CombinatoRx Singapore or their warrant to purchase 25,000 shares of common stock. In addition, we have agreed to file, upon the request of Angiotech made any time after August 9, 2006, a registration statement covering the resale by Angiotech of the 1,948,051 shares of common stock issued to them. We have also granted to Angiotech the right to participate in registrations of shares by us made after November 9, 2006 and prior to November 9, 2009.

Fluctuations in our operating losses could adversely affect the price of our common stock.

        Our operating losses may fluctuate significantly on a quarterly basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include the status of our preclinical and clinical development programs, level of expenses incurred in connection with our preclinical and clinical development programs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with the regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

Our product development strategy may cause volatility in our stock price, and we may incur significant costs from class action litigation.

        Our strategy of initiating proof-of-concept clinical trials for multiple product candidates and making development decisions based on the results of these trials may result in a greater number of public announcements regarding the progress of our development efforts than would be true for a company developing fewer products or advancing products less quickly into proof-of-concept clinical trials. These announcements, including announcements regarding decisions to terminate further development of one or more product candidates, may cause significant volatility in our stock price.

        Recently, when the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management.

Anti-takeover provisions in our charter documents and provisions of Delaware law may make an acquisition more difficult and could result in the entrenchment of management.

        We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures.

        Our charter authorizes our board of directors to issue up to 5,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock and vote the stock they acquire to remove management or directors.

        Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law, our directors may be removed by stockholders only for cause and only by vote of the holders of a majority of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition, our directors may only be removed for cause and our bylaws limit the ability our stockholders to call special meetings of stockholders.

        Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of options granted under these plans in the event of certain transactions that result in a change of control. If our board of directors uses its authority to accelerate vesting of options, this action could make an acquisition more costly, and it could prevent an acquisition from going forward.

        Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent changes in management. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

        Under our research and license agreement with Angiotech, we have agreed that upon a change of control of us, as defined in the research and license agreement, the agreement would remain in effect, although Angiotech would have the right to terminate the agreement in the six months after a change of control if we were acquired by an entity operating primarily in Angiotech's field.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently lease and occupy 23,500 square feet of laboratory and office space in Boston, Massachusetts. The lease expires in August 2006. On October 18, 2005, we entered into a lease for approximately 40,000 square feet of laboratory and office space at a new location in Cambridge, Massachusetts. On March 9, 2006, we amended the lease for the Cambridge facility to add approximately 23,000 additional square feet of laboratory space at the same location. We expect to occupy this new office space in March 2006 and the laboratory space in May 2006. On February 16, 2006, we entered into a lease agreement for approximately 4,800 square feet of office and laboratory space in Singapore for the operations of our subsidiary, CombinatoRx Singapore. We believe that once we occupy the Cambridge office and laboratory space, our space is adequate for our needs through 2008. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3.    Legal Proceedings

        We are currently not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        In November 2005, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposal:

Proposal	For		Against	Abstentions	Broker Non-Votes
To approve the adoption of our Sixth Amended and Restated Certificate of Incorporation to (i) increase the number of shares of our common stock from 30,373,908 to 60,000,000, (ii) authorize up to 5,000,000 shares of "blank check" preferred stock, (iii) eliminate all references to previously outstanding preferred stock to be converted into common stock in the Company's initial public offering, (iv) provide for a classified board of directors, and (v) provide indemnification to the directors and officers of the company.	15,169,656	*	n/a	n/a	n/a

*
These shares represented 96.3% of the shares outstanding and entitled to vote on such matters.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on CombinatoRx Common Stock and Related Stockholder Matters.

        Our common stock is listed for quotation on the NASDAQ National Market under the symbol "CRXX." Trading of our common stock commenced following our initial public offering on November 9, 2005. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ National Market for the periods indicated.

	Common stock price
	High	Low
Fiscal year ended December 31, 2005
Fourth quarter (commencing November 9, 2005)	$9.31	$7.00

        On March 16, 2006, the reported last sale price of our common stock on the NASDAQ National Market was $10.98 per share. As of March 17, 2006, there were approximately 90 holders of record of our common stock.

        We have never paid cash dividends on our common stock. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deems relevant.

  Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,585,876	$3.22	958,177
Equity compensation plans not approved by security holders	—	—	—

Total	3,585,876	$3.22	958,177

(1)
As of December 31, 2005.

(b) Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

  Recent Sales of Unregistered Securities

        On August 19, 2005, in connection with the formation of our subsidiary CombinatoRx Singapore, we issued to BioMedical Sciences Investment Fund Pte Ltd, or BioMedical Sciences, a warrant exercisable after August 19, 2006 to purchase 25,000 shares of our common stock at an exercise price of $11.00 per share. The warrant was issued pursuant to Section 4(2) and Regulation S under the Securities Act.

        On August 30, 2005, in connection with the formation of CombinatoRx Singapore, such subsidiary issued to BioMedical Sciences shares of its convertible preferred stock for $2.5 million and a convertible promissory note with a principal amount of $5.5 million. In addition, BioMedical Sciences agreed to provide additional funding through the purchase of additional convertible notes, provided our subsidiary achieves specified milestones. BioMedical Sciences has the option to convert the preferred stock of the subsidiary into shares of our common stock on or after August 19, 2006. In addition, upon the proposed redemption of the preferred stock or the prepayment or repayment of the promissory notes, BioMedical Sciences may elect to receive in lieu of some or all of the cash otherwise payable to it, shares of our common stock. If the price of our common stock exceeds certain specified levels over 20 consecutive trading days, we may require BioMedical Sciences to convert its shares of preferred stock or the notes into shares of our common stock. For any conversion of currently outstanding preferred stock or notes into or payment satisfied by the issuance of our common stock (other than in the case of default), the price of our common stock for conversion purposes will be $10.803 per share or, for notes issued at on or after December 9, 2005, a 40% premium to the volume-weighted average price of our common stock over the 20 trading days immediately prior to the time such notes are issued. If we or our subsidiary are in default at the time of any conversion, the premium will not apply. BioMedical Sciences may not convert its convertible preferred stock or convertible promissory notes to the extent that after such conversion it would own more than 19.9% of our common stock then outstanding. These securities and the related rights to convert into our common stock were issued pursuant to Section 4(2) and Regulation S of the Securities Act.

        On October 5, 2005, in exchange for $15.0 million and in connection with the research and license agreement with Angiotech, we issued to Angiotech 1,363,636 shares of our Series E preferred stock, which were converted into 1,948,051 shares of our common stock upon the completion of our initial public offering on November 9, 2005. The shares were issued pursuant to Section 4(2) and Regulation S of the Securities Act.

  Use of Proceeds from Registered Securities

        On November 15 and 18, 2005, we completed an initial public offering of 6,900,000 shares of our common stock at a price to the public of $7.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-121173), which was declared effective by the Securities and Exchange Commission on November 9, 2005. SG Cowen & Co., LLC, Pacific Growth Equities, LLC, Lazard Capital Markets LLC and A.G. Edwards & Sons, Inc. were the managing underwriters of the initial public offering. The offering commenced on November 9, 2005 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted these underwriters an over-allotment option to purchase up to an additional 900,000 shares of our common stock from us and the underwriters exercised the over-allotment option. There were no selling stockholders in the offering.

        The aggregate price of the offering amount registered on our behalf was $48.3 million. In connection with the offering, we paid approximately $3.4 million in underwriting discounts and commissions to the underwriters and incurred $1.1 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $43.8 million. We have used the net proceeds from the initial public offering to fund the development of our clinical and preclinical product candidates, to discover and develop additional product candidates and for working capital, capital expenditures and other general corporate purposes. We have also invested the unused proceeds from the offering in accordance with our investment policy. The use of proceeds is not materially different from the use of proceeds described in the prospectus for our initial public offering.

Item 6.    Selected Financial Data

        The historical financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. We have derived the statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 from our consolidated financial statements included elsewhere in this annual report, which have been audited by Ernst & Young LLP, independent registered public accounting firm. We derived the statement of operations data for the years ended December 31, 2001 and 2002 and the balance sheet data for December 31, 2001, 2002 and 2003 from our audited consolidated financial statements which are not included herein. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in determining basic and diluted and pro forma basic and diluted net loss per common share.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Collaborations	$4,658	$178	$—	$—	$—
Operating expenses:
Research and development	24,059	15,896	12,145	9,871	3,827
General and administrative	10,576	6,757	4,501	3,640	1,906

Total operating expenses	34,635	22,653	16,646	13,511	5,733

Loss from operations	(29,977)	(22,475)	(16,646)	(13,511)	(5,733)
Interest income	1,296	620	499	296	254
Interest expense	(834)	(403)	(176)	(356)	(84)

Net loss	(29,515)	(22,258)	(16,323)	(13,571)	(5,563)
Accretion of dividends on preferred stock	—	6,638	4,434	2,200	664

Net loss applicable to common stockholders	$(29,515)	$(28,896)	$(20,757)	$(15,771)	$(6,227)

Net loss per common share: basic and diluted	$(7.08)	$(33.23)	$(24.13)	$(18.34)	$(7.24)
Shares used in computing basic and diluted net loss per common share	4,169,355	869,581	860,166	860,001	860,001
	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$99,747	$35,115	$20,911	$35,791	$10,802
Working capital	88,979	31,675	18,216	34,505	9,581
Total assets	108,301	39,395	24,586	39,717	14,320
Convertible notes payable of subsidiary	5,362	—	—	—	—
Long-term debt, less current maturities	816	1,729	560	915	1,319
Minority interest in subsidiary	2,542	—	—	—	—
Convertible preferred stock and redeemable convertible preferred stock	—	103,843	65,230	60,796	18,296
Accumulated deficit	(98,333)	(68,658)	(43,445)	(23,549)	(7,001)
Total stockholders' equity (deficit)	68,350	(70,268)	(44,178)	(23,627)	(7,036)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and their notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this annual report, particularly under the heading "Risk Factors That May Affect Future Results."

Overview

        We are a biopharmaceutical company focused on developing new medicines built from synergistic combinations of approved drugs. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through the private placement of equity securities, debt financings and revenue from collaboration agreements.

        We have never been profitable and, as of December 31, 2005, we have an accumulated deficit of $98.3 million. We had net losses of $29.5 million for the year ended December 31, 2005, $22.3 million for the year ended December 31, 2004 and $16.3 million for the year ended December 31, 2003. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to raise additional capital and generate significant revenues to achieve profitability and may never do so.

Financial Operations Overview

        Revenue.    We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. All of our revenue to date has been derived from license and research and development payments we have received from our collaborators and from a grant we received from the National Institutes of Allergy and Infectious Disease (NIAID). We will seek to generate revenue from a combination of research funding, up-front license fees, milestone payments, royalties and product sales.

        Research and Development.    Research and development expense consists of expenses incurred in connection with developing and advancing our drug discovery technology and identifying and developing our product candidates. These expenses consist primarily of salaries and related expenses, facility costs and costs for clinical trials including related contract research, formulation and manufacturing. We charge all research and development expenses to operations as incurred.

        Clinical development timelines, likelihood of success and total costs vary widely. At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates, we do not currently track our total internal research and development costs or our personnel and related costs on an individual product candidate basis. We use our research and development resources, including certain employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical product candidates. However, third party expenses recorded to date for clinical trials associated with CRx-102, CRx-139, CRx-119, CRx-140, CRx-150, CRx-170 and CRx-026 are $4.6 million for the year ended December 31, 2005, $2.1 million for the year ended December 31, 2004 and $966,000 for the year ended December 31, 2003. Our total research and development expenses for the years ended December 31, 2005, 2004 and 2003 were $24.1 million, $15.9 million and $12.1 million, respectively.

        We expect our research and development costs to be substantial and to increase as we advance our current portfolio of product candidates through clinical trials and move other product candidates into preclinical and clinical trials and increased research and development expenses as a result of the establishment of CombinatoRx Singapore and our research and license agreement with Angiotech. Based on the results of our clinical trials, we expect to selectively advance some product candidates into late stage clinical trials. We anticipate that we will select product candidates and research projects for further development on an ongoing basis in response to the preclinical and clinical success and commercial potential. Due to the fact that our product candidates are in the early stage of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from our research and development projects.

        General and Administrative.    General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, unallocated facility costs and professional fees for legal services. After our initial public offering, we have experienced and anticipate further increases in general and administrative expense relating to operating as a public company. These increases include legal fees, accounting fees and directors' and officers' insurance premiums as well as fees for investor and public relations services.

Results of Operations

Years Ended December 31, 2005 and 2004

        Revenue.    For the year ended December 31, 2005 we recorded $4.7 million of revenue from our research and development collaborations with the Spinal Muscular Atrophy Foundation, Angiotech Pharmaceuticals, Sirtris Pharmaceuticals, CHDI, Novartis, SAIC and Accelerate Brain Cancer Cure, Inc. and from a grant from NIAID. For the year ended December 31, 2004, we recorded revenue of $178,000 from our research and development collaborations with the Spinal Muscular Atrophy Foundation and Accelerate Brain Cancer Cure, Inc.

        Research and Development.    Research and development expense for the year ended 2005 was $24.1 million compared to $15.9 million for the year ended December 31, 2004. The $8.2 million increase from the 2004 period to the 2005 period principally resulted from an increase of $2.6 million in external clinical trial costs, an increase of $2.7 million in stock-based compensation, an increase of $1.5 million for personnel costs primarily related to an increase in headcount within the clinical department, an increase of $473,000 in consulting expenses primarily to support our clinical programs, increases of $426,000 for laboratory supply expense and $340,000 of facilities expenses due to increased research and development activities. We expect research and development expense to increase as a result of the establishment of CombinatoRx Singapore and our research and license agreement with Angiotech.

        General and Administrative.    General and administrative expense for the year ended December 31, 2005 was $10.6 million compared to $6.8 million for the year ended 2004. The $3.8 million increase from the 2004 period to the 2005 period was primarily due to expensing $1.6 million of deferred offering costs related to our initial public offering since it was postponed for more than 90 days, an increase of $716,000 for personnel costs related to an increase in headcount, a $778,000 increase in legal fees for general corporate purposes, increased patent-related legal expenses of $122,000, a

$133,000 increase in sales tax relating to an audit of prior years and increased expense for consulting and professional services of $174,000.

        Interest Income.    Interest income increased to $1.3 million for the year ended December 31, 2005 from $620,000 for the year ended December 31, 2004. The increase in interest income was caused by increases in average interest rates earned on our investments and the increase in the Company's available cash on hand following the completion of our initial public offering in November 2005.

        Interest Expense.    Interest expense increased to $834,000 for the year ended December 31, 2005 from $403,000 for the year ended December 31, 2004. The increase was primarily due to interest expense of $94,000 incurred for a $5.5 million convertible note issued to Bio Medical Sciences Investment Fund Pte Ltd (BioMedical Sciences), an investor in our Singapore subsidiary, and non-cash interest charges associated with the write-off of $418,000 of the value of warrants issued in connection with a terminated debt financing.

        Accretion of Dividends on Preferred Stock.    Accretion of dividends on our convertible preferred stock for the year ended December 31, 2005 was $0 compared to $6.6 million for the year ended December 31, 2004. The zero balance in the year ended December 31, 2005 is the result of our convertible preferred stock automatically converting into shares of common stock, upon the Company's initial public offering where no further accretion of dividends resulted.

Years Ended December 31, 2004 and 2003

        Revenue.    For the year ended December 31, 2004, we recorded $178,000 of revenue from our research and development collaborations with the Spinal Muscular Atrophy Foundation and Accelerate Brain Cancer Cure, Inc. We did not record any revenue for the year ended December 31, 2003.

        Research and Development.    Research and development expense for the year ended December 31, 2004 was $15.9 million compared to $12.1 million for the year ended December 31, 2003. The increase from 2003 to 2004 principally resulted from an increase of $1.4 million for personnel costs related to an increase in headcount within the clinical department, an increase of $1.1 million in external clinical trial costs and $505,000 for consulting expenses on our immuno-inflammatory product candidates. Included in research and development expense are stock-based compensation charges of $410,000 for the year ended December 31, 2004 and $75,000 for the year ended December 31, 2003, relating primarily to the grant of stock options to employees at prices below the deemed fair market value of common stock at the date of grant.

        General and Administrative.    General and administrative expense for the year ended December 31, 2004 was $6.8 million compared to $4.5 million for the year ended December 31, 2003. The increase from 2003 to 2004 was primarily due to a $1.9 million increase in stock-based compensation charges due to the grant of stock options to employees at an exercise price below the deemed fair market value of the common stock and the modification of a stock option grant. Other major fluctuations from 2003 to 2004 include an increase in legal fees related to protecting our intellectual property of $316,000, and increase in consultants of $137,000 and a decrease in personnel costs due to lower average headcount.

        Interest Income.    Interest income increased to $620,000 for the year ended December 31, 2004 from $499,000 for the year ended December 31, 2003. The increase in interest income in each year was primarily caused by increases in the average fund balances available for investment.

        Interest Expense.    Interest expense increased to $403,000 for the year ended December 31, 2004 from $176,000 for the year ended December 31, 2003. The increase in interest expense from 2003 to 2004 was primarily caused by a higher non-cash interest charge associated with warrants issued in connection with debt financing.

        Accretion of Dividends on Preferred Stock.    Accretion of dividends on our convertible preferred stock for the year ended December 31, 2004 was $6.6 million compared to $4.4 million for the year ended December 31, 2003. The $2.2 million increase in the year ended December 31, 2004 reflects the accretion of dividends on our Series D convertible preferred stock issued in February and March 2004. Upon the closing of our initial public offering our convertible preferred stock automatically converted into shares of common stock, and as a result, there was no further accretion of dividends.

Liquidity and Capital Resources

        Since our inception in March of 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $104.9 million. Our initial public offering provided aggregate net cash proceeds of $43.8 million. We have also generated funds from debt financing. As of December 31, 2005, we had cash, cash equivalents and short-term investments of approximately $99.7 million. Our funds are currently invested in investment grade securities and money market funds.

        Our operating activities provided cash of $2.4 million in the year ended December 31, 2005 and used cash of $18.0 million and $14.1 million in the years ended December 31, 2004 and 2003, respectively. The net cash provided in the 2005 period was a result of the proceeds from our initial public offering and the receipt of the up-front license and investment proceeds from Angiotech. The net use of cash in 2004 and 2003 periods was primarily due to increases in our losses from operations resulting from increased research and development expenses and changes in our working capital accounts.

        Our investing activities used cash of $61.7 million and $29.9 million for the years ended December 31, 2005 and 2004, respectively, compared to providing cash of $20.4 million for the year ended December 31, 2003. The cash used in investing activities in the year ended December 31, 2005 and 2004 was primarily due to purchases of short term investments. Our investing activities provided cash of $20.4 million in the year ended December 31, 2003, primarily through the liquidation of securities to fund current operations. Our investing activities in all periods consisted of purchases of property and equipment, primarily lab equipment, and purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our facility lease. We will have an increase in capital expenditures for the 2006 fiscal year principally related to leasehold improvements for our new office and lab facility.

        Our financing activities since inception consisted primarily of the sale of preferred stock to private investors in the net amount of $104.9 million, financing associated with the formation of CombinatoRx Singapore, net proceeds from our equipment lines of credit and net proceeds from our initial public offering. During the year ended December 31, 2005, financing activities provided cash of $66.2 compared to $32.5 million in the year ended December 31, 2004 and $126,000 in the year ended December 31, 2003. The cash provided by financing activities in the year ended December 31, 2005 was due to the receipt of proceeds of $43.8 million related to the issuance of common stock in our initial public offering, the issuance of Series E preferred stock to Angiotech for $15.0 million and the issuance of convertible notes payable and preferred stock to BioMedical Sciences by CombinatoRx Singapore for a total of $8.0 million. The cash provided in 2004 is a result of proceeds of $31.8 million from the sale and issuance of 8.3 million shares of Series D redeemable convertible preferred stock in February and March 2004. No funds were raised in 2003.

        We have received $45.2 million in payments through December 31, 2005, from our collaborations and research and development agreements with the SMA Foundation, Angiotech Pharmaceuticals, HenKan Pharmaceutical Company, CHDI, Novartis Pharmaceuticals Corporation, Accelerate Brain Cancer Cure, Inc. and from a grant from NIAID, including the $15.0 million equity investment by

Angiotech. We expect that our sources of funding for the next several years will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Angiotech, Fovea, HenKan Pharmaceutical Company, the Spinal Muscular Atrophy Foundation, CHDI, Inc., and SAIC and government grants from NIAID, and any other collaborative license agreements we may enter into.

        In July 2004, we refinanced our equipment line of credit. Under the new arrangement with General Electric Capital Corporation, we borrowed $3 million in July 2004. Amounts borrowed under the facility are repayable over 36 months and bear interest at 8.42% per annum. Once drawdowns under the facility are repaid, they may not be reborrowed. In connection with the financing, the lender received a warrant to purchase 15,561 shares of our Series D redeemable convertible preferred stock which converted into the right to purchase 8,892 shares of common stock upon the Company's initial public offering on November 9, 2005, at an exercise price of $6.7476 per share of common stock. In June 2005, the 2004 agreement with General Electric Capital Corporation was amended to include an additional equipment line of credit totaling $1 million. Amounts borrowed under the facility are repayable over 36 months and bear interest at 9.76% per annum. In connection with the 2005 amendment, General Electric Capital Corporation received warrants to purchase 471 shares of common stock. As of December 31, 2005, there was $1.9 million outstanding under this line of credit, and $841,000 was available. In 2005 we repaid $963,000 of the amounts borrowed under the facility, and no warrants had been exercised.

        In September 2004, we obtained an additional line of credit with Lighthouse Capital Partners which permitted borrowings of up to $10.0 million through September 30, 2005. In September 2005, the original agreement was amended to allow borrowing through October 15, 2005. In connection with the financing, the lender received warrants to purchase 90,772 shares of Series D redeemable convertible preferred stock at an exercise price of $3.8558, which are now exercisable for 51,870 shares of our common stock at an exercise price of $6.75 per share of common stock. We did not draw down on the line of credit and it expired on October 15, 2005.

        On October 18, 2005, in connection with our lease agreement for office and laboratory space, we provided a standby letter of credit to the landlord in an amount of $2.5 million. On March 9, 2006, we entered into an amendment to the lease agreement to rent additional space at the same facility and agreed to increase the amount of the standby letter of credit to $4 million. In addition, under the lease agreement, as amended, we expect to receive approximately $6.9 million in tenant improvement funds from the landlord during 2006.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	2006	2007 through 2008	2009 through 2010	After 2010
Short and long-term debt(1)
General Electric Capital Corporation	$1,908	$1,075	$833	$—	$—
Notes payable issued to BioMedical Sciences	5,500	—	—	5,500	—
Operating lease obligations
Boston facility	801	801	—	—	—
Cambridge facility(2)	29,213	269	5,338	5,430	18,176
Singapore facility(3)	403	78	201	124	—
Office equipment	10	7	3	—	—

Total contractual cash obligations	$37,835	$2,230	$6,375	$11,054	$18,176

(1)
Our equipment line of credit agreement with General Electric Capital Corporation contains a subjective acceleration clause which provides the lender the ability to demand repayment of the loan upon a material adverse event.

(2)
On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of new office and laboratory space in Cambridge, Massachusetts. We anticipate occupying the office space in late March 2006 and the laboratory space in late May 2006. On March 9, 2006, we entered into an amendment to the lease agreement for an additional approximately 23,000 square feet of laboratory space. We will begin to make lease payments for the office space in September 2006, the initial laboratory space in December 2006 and the additional laboratory space in February 2007, and the lease term, as amended, extends through January 2017. Our obligations under the original lease and under the March 2006 lease amendment are reflected as operating lease obligations in the table above. Our payment obligations under the amended lease are supported by a standby letters of credit totaling $4.0 million.

(3)
On February 16, 2006, we entered into a lease agreement for approximately 4,800 square feet of new office and laboratory space in Singapore. We will begin to make lease payments in April 2006 and the lease term extends until April 2009. Our obligations under the lease are reflected as operating lease obligations in the table above. Our payment obligations are supported by a security deposit equal to three months of rent.

        In connection with our agreement with the Spinal Muscular Atrophy Foundation, or SMA Foundation, if our revenues from any drug candidates developed under the agreement exceed on a cumulative basis more than $100 million, we are obligated to donate an amount equal to 200% of all payments received from the SMA Foundation to the SMA Foundation or another not-for-profit entity designated by them. As of December 31, 2005, based on amounts received, we have a contingent obligation to pay $1.9 million under this agreement. Because of the uncertainty over when, if ever, such payment must be made, it is not included in the above table.

        The above table includes $5.5 million of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005. These promissory notes mature on December 31, 2009, at which time BioMedical Sciences may exercise its right to receive repayment in our common stock. Additionally, BioMedical Sciences has agreed to invest an additional $12.5 million through additional series of notes over the next four years, provided our subsidiary achieves certain milestones related to the development of infectious disease product candidates. See "Business—Collaborations—CombinatoRx Singapore."

        Based on our operating plans, we expect our existing resources to be sufficient to fund our planned operations, including our continued research and drug development, for approximately 30 months from the date of this annual report. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings.

        Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Funding Requirements

        We expect to use our available capital principally for the continued development of our existing portfolio of clinical stage product candidates and for further development of our preclinical product candidates. We plan to use the remaining capital to fund the discovery and development of additional product candidates, for further development of our drug discovery technology and for working capital, capital expenditures and other general corporate purposes. We may also devote capital to in-licensing of products or technologies or the possible acquisition of complementary businesses, but we have no current agreements relating to any types of these transactions.

        We expect to incur substantial costs and losses as we continue to advance our product candidates into preclinical and clinical trials and as we expand our research and development activities. Our funding requirements will depend on numerous factors, including:

  •
  the progress of our research and development programs, including the completion of our preclinical and clinical trials for our current product candidates and the nature of the results from these studies;

  •
  the number of product candidates we advance into later stage clinical trials and the scope of our research and development programs;

  •
  our ability to discover additional product candidates using our drug discovery technology and advance them into clinical development;

  •
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims for our drug discovery technology and product candidates and avoiding the infringement of intellectual property of others;

  •
  the time and costs involved in obtaining regulatory approvals for our product candidates;

  •
  our ability to establish, maintain and perform under our collaborative arrangements;

  •
  the potential in-licensing of other products or technologies or the acquisition of complementary businesses;

  •
  the cost of manufacturing, marketing and sales activities, if any; and

  •
  the timing, receipt and amount of revenues if any, from our product candidates.

        We do not expect to generate significant revenues, other than payments that we receive from our current collaboration partners or other similar collaborations we may enter into in the future, until we successfully obtain marketing approval for, and begin selling one or more of our product candidates.

        We believe the key factors that will affect our internal and external sources of cash are:

  •
  the success of our preclinical and clinical development programs;

  •
  our ability to successfully develop, manufacture, obtain regulatory approval for and commercialize our product candidates;

  •
  our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations; and

  •
  the receptivity of the capital markets to financings by biotechnology companies.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards and Other Deferred Tax Assets

        We had net operating loss carryforwards available to offset future federal and state taxable income of $47.0 million and $45.5 million, respectively, as of December 31, 2005, as well as federal and state research and development tax credit carryforwards of $1.9 million and $1.3 million, respectively, available to offset future taxes. The net operating loss and credit carryforwards expire at various dates through 2025. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development carryforwards which could be utilized annually to offset future taxable income and taxes payable.

        We have provided a valuation allowance for the full amount of these net operating loss carryforwards and tax credit carryforwards, as well as for the full amount of our other deferred tax assets, since realization of any future benefit from these deferred tax assets cannot be sufficiently assured.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and the fair value of our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue

        We record revenue as it is earned if there is persuasive evidence of an arrangement, the fee is fixed or determinable and there is reasonable assurance that the related amounts are collectible in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition. License fees or other amounts received in advance of performance obligations or in cases where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to be substantive and represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the collaborative agreement.

Accrued Expenses

        As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue estimated liabilities include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP.

Stock-Based Compensation

        We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. In 2005, 2004 and 2003, certain grants of stock options were made at exercise prices less than the deemed fair value of our common stock for accounting purposes and, as a result, we recorded deferred stock compensation. This deferred compensation will be amortized to expense over the vesting period of the stock options. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123 that reflect the effect on net loss as if the Company had applied the fair value provisions of SFAS No. 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        Accounting for equity instruments granted or sold by us under APB Opinion No. 25, SFAS No. 123 and EITF Issue No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments for accounting purposes are too high or too low, our expenses may be over or under stated. We estimated the fair value of the equity instruments for accounting purposes based upon consideration of factors which we deemed to be relevant at the time. Because shares of our common stock were not publicly traded prior to

November 9, 2005, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we were issuing, pricing of private sales of our redeemable convertible preferred stock, prior valuations of stock grants and the effect of events that occurred between the time of such grants, economic trends, and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity. Since our initial public offering on November 9, 2005, we have determined the fair value of equity instruments based on the average of the high and low trading price of our common stock for the day prior to any equity issuance.

        Prior to our initial public offering in November 2005, the fair value of our common stock for accounting purposes was determined by our board of directors. In making that determination, the board of directors drew upon the knowledge of its directors who have experience in early-stage life sciences companies and with other life science industry companies. For options granted in February 2004, the board of directors used hindsight and the valuation implied in our Series D financing, which closed in February and March 2004. With the valuation implied by our Series D financing, we utilized the "Current Value" valuation model as described in the AICPA Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation.Because our Series D financing was led by investors who had not participated in early financing rounds, the pricing of our Series D financing was considered to be a strong indicator of the fair value of our Company. In addition, during this time frame, a liquidation event through an initial public offering was not considered probable during the next few months and consequently utilization of a model which derived the fair value of our common stock after considering the rights and preferences of the preferred stock was determined to be the best method of valuation. After consideration of these factors and, as a result of the board of directors' knowledge and familiarity with such factors, a contemporaneous valuation by an independent third party was considered unnecessary. The board of directors further evaluated events that provided indicators of the fair value of our common stock for accounting purposes as well as indicators of the increasing value of our Company, including (1) discovery of the mechanism of action for CRx-026 and its subsequent acceptance for presentation at a scientific meeting, (2) initiation of clinical trials for six immuno-inflammatory product candidates and two additional trials for CRx-026, (3) entering into the first two funded collaborations, and primarily (4) the impact of our proposed offering of common stock. These factors indicated that the options granted to employees during 2003 and 2004 had a deemed fair value for accounting purposes that was higher than the exercise price. There were no options granted from March 2004 through November 2004. For options granted from December 2004 through July 2005, the board of directors used hindsight and the expected mid-point of the filing range for the initial public offering (IPO) of our common stock. The offering price was developed based upon management and our directors' consideration of the offering prices of other similar stage biotech companies, discussions with a variety of investment community professionals and current market conditions. Again, as a result of these factors an independent, contemporaneous third party valuation was not considered necessary at that time. These retrospective valuations for accounting purposes caused us to record deferred compensation of $2.5 million during 2005, $13.8 million during 2004 and $796,000 during 2003. We also recognized related compensation expense of $4.0 million, $752,000 and $106,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The deferred compensation will be recorded as an expense on a straight-line basis over the vesting period of the underlying stock options. We recorded $4.0 million of amortization for the year ended December 31, 2005, and we expect to record amortization of this deferred compensation of $3.8 million in 2006, $3.7 million in 2007, $2.7 million in 2008 and $218,000 in 2009, subject to employee terminations.

Recently Issued Accounting Pronouncements

        On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment. Statement 123(R) replaces SFAS 123 and supersedes APB 25 and requires that stock grants be accounted for using a fair-valued-based method and the resulting cost recognized in our financial statements. The Company will adopt this new standard effective for the first quarter of 2006. This new standard is effective for awards that are granted, modified or settled in cash in interim periods beginning after December 15, 2005 and for unvested awards outstanding at the time of adoption of this new standard by the Company. The Company will recognize stock-based compensation expense for awards on a straight line basis over the requisite service period using the prospective method for awards granted prior to 2005 and the modified prospective method for awards granted in 2005. Although the adoption of SFAS 123R is expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amounts and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not believe adoption will have a material impact on the Company's results of operations or financial position.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of December 31, 2005, we had cash, cash equivalents and marketable securities of $99.7 million consisting of cash and highly liquid, short-term and long-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

        Transactions by our subsidiary, CombinatoRx Singapore, may be denominated in a currency other than the entity's functional currency, which is the United States dollar. Exchange gains or losses resulting from the translation between the currency in which a transaction is denominated and CombinatoRx Singapore's functional currency are included in net income for our consolidated financial statements. Fluctuations in exchange rates, primarily between the United States dollar and the Singapore dollar, may adversely affect our results of operations, financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data

        The information called for by this item is indexed on page F-1 of this Annual Report on Form 10-K and is contained on pages F-2 through F-32.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the 1934 Act, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control

        As required by Rule 13a-15(d) of the 1934 Act, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that there was no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers

        Information concerning the Company's directors and executive officers will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

        Information concerning the Company's Code of Ethics and Conduct will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Code of Ethics and Conduct." Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information in response to this item will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the captions "Executive Compensation," "Director Compensation," "Compensation Committee," "Report of the Compensation Committee on Executive Compensation" and "Comparative Stock Performance Graph." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Independent Public Accountants." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)   Financial Statements.

        The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed and indexed at page F-1.

        (a)(2)   Financial Statement Schedules.

        Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

        (a)(3)   Exhibits.

        The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBINATORX, INCORPORATED
By:	/s/ ALEXIS BORISY Alexis Borisy President and Chief Executive Officer

Date: March 20, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ALEXIS BORISY Alexis Borisy	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2006
/s/ ROBERT FORRESTER Robert Forrester	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2006
/s/ RICHARD ALDRICH Richard Aldrich	Director	March 20, 2006
/s/ DOUGLAS COLE Douglas Cole	Director	March 20, 2006
/s/ BARBARA DEPTULA Barbara Deptula	Director	March 20, 2006
/s/ PATRICK FORTUNE Patrick Fortune	Director	March 20, 2006
/s/ JACOB GOLDFIELD Jacob Goldfield	Director	March 20, 2006
/s/ FRANK HAYDU Frank Haydu	Director	March 20, 2006
/s/ RICHARD POPS Richard Pops	Director	March 20, 2006

CombinatoRx, Incorporated

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	F-4
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three years in the period ended December 31, 2005	F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CombinatoRx, Incorporated

        We have audited the accompanying consolidated balance sheets of CombinatoRx, Incorporated as of December 31, 2005 and 2004, and the related consolidated statements of operations, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CombinatoRx, Incorporated at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts January 30, 2006

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$9,079	$2,156
Restricted cash	148	53
Short-term investments	90,668	32,959
Prepaid expenses and other current assets	3,204	598

Total current assets	103,099	35,766
Property and equipment, net	2,702	2,294
Restricted cash	2,500	147
Other assets	—	1,188

Total assets	$108,301	$39,395

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,230	$1,701
Accrued expenses	2,508	1,406
Deferred revenue	9,334	66
Current portion of notes payable, net of discount	1,048	918

Total current liabilities	14,120	4,091
Convertible notes payable of subsidiary	5,362	—
Notes payable, net of current portion and discount	816	1,729
Deferred revenue, net of current portion	16,250	—
Lease incentive obligation, net of current portion	861	—
Commitments (Note 13)
Minority interest in subsidiary	2,542	—
Convertible preferred stock and redeemable convertible preferred stock, at liquidation value	—	103,843
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000 and 32,000 shares authorized at December 31, 2005 and 2004, respectively; 23,285 and 907 shares issued and outstanding at December 31, 2005 and 2004, respectively	23	1
Additional paid-in capital	177,777	12,352
Deferred compensation	(11,052)	(13,918)
Accumulated other comprehensive loss	(65)	(45)
Accumulated deficit	(98,333)	(68,658)

Stockholders' equity (deficit)	68,350	(70,268)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit)	$108,301	$39,395

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenue:
Collaborations	$4,658	$178	$—
Operating expenses:
Research and development (1)	24,059	15,896	12,145
General and administrative (1)	10,576	6,757	4,501

Total operating expenses	34,635	22,653	16,646
Loss from operations	(29,977)	(22,475)	(16,646)
Interest income	1,296	620	499
Interest expense	(834)	(403)	(176)

Net loss	(29,515)	(22,258)	(16,323)

Accretion of preferred stock dividends	—	6,638	4,434

Net loss applicable to common stockholders	$(29,515)	$(28,896)	$(20,757)

Net loss per share applicable to common stockholders—basic and diluted	$(7.08)	$(33.23)	$(24.13)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	4,169,355	869,581	860,166

(1) Amounts include stock-based compensation expense, as follows:
Research and development	$3,100	$410	$75
General and administrative	2,009	1,951	31

Total stock-based compensation expense	$5,109	$2,361	$106

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock, Stockholders' Equity (Deficit)
(in thousands, except per share amounts)

	Convertible Preferred Stock and Redeemable Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total
Balance at December 31, 2002	14,614,316	$60,796	860,001	$1	$—	$(22)	$(57)	$(23,549)	$(23,627)
Net loss	—	—	—	—	—	—	—	(16,323)	(16,323)
Reclassification of unrealized loss	—	—	—	—	—	—	57	—	57

Comprehensive loss	—	—	—	—	—	—	—	—	(16,266)
Exercise of stock options	—	—	910	—	—	—	—	—	—
Issuance of warrants in connection with debt issuance	—	—	—	—	44	—	—	—	44
Issuance of stock options to nonemployees	—	—	—	—	22	(22)	—	—	—
Deferred stock-based compensation	—	—	—	—	796	(796)	—	—	—
Amortization of deferred compensation associated with issuance of stock options	—	—	—	—	—	106	—	—	106
Accretion of dividends on redeemable convertible preferred stock	—	4,434	—	—	(862)	—	—	(3,573)	(4,435)

Balance at December 31, 2003	14,614,316	65,230	860,911	1	—	(734)	—	(43,445)	(44,178)
Net loss	—	—	—	—	—	—	—	(22,258)	(22,258)
Unrealized loss on investments	—	—	—	—	—	—	(45)	—	(45)

Comprehensive loss	—	—	—	—	—	—	—	—	(22,303)
Exercise of stock options	—	—	34,390	—	30	—	—	—	30
Exercise of warrants	—	—	11,571	—	—	—	—	—	—
Issuance of warrants in connection with debt issuances	—	—	—	—	590	—	—	—	590
Issuance of stock options to nonemployees	—	—	—	—	454	—	—	—	454
Remeasurement of stock options to nonemployees	—	—	—	—	534	(26)	—	—	508
Deferred stock-based compensation	—	—	—	—	13,821	(13,821)	—	—	—
Amortization of deferred compensation associated with issuance of stock options	—	—	—	—	—	752	—	—	752
Stock-based compensation expense in connection with stock option modifications	—	—	—	—	736	(89)	—	—	647
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $130	8,292,699	31,975	—	—	—	—	—	(130)	(130)
Accretion of dividends on redeemable convertible preferred stock	—	6,638	—	—	(3,813)	—	—	(2,825)	(6,638)

Balance at December 31, 2004	22,907,015	103,843	906,872	1	12,352	(13,918)	(45)	(68,658)	(70,268)

CombinatoRx, Incorporated
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock, Stockholders' Equity (Deficit) (Continued)
(in thousands, except per share amounts)

	Convertible Preferred Stock and Redeemable Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive (Loss)
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total
Balance at December 31, 2004	22,907,015	103,843	906,872	1	12,352	(13,918)	(45)	(68,658)	(70,268)
Net loss	—	—	—	—	—	—	—	(29,515)	(29,515)
Unrealized loss on investments	—	—	—	—	—	—	(20)	—	(20)

Comprehensive loss	—	—	—	—	—	—	—	—	(29,535)
Exercise of stock options	—	—	163,504	—	145	—	—	—	145
Issuance of warrants	—	—	—	—	372	—	—	(114)	258
Write-off of deferred compensation and recapture of compensation expense for terminated employees	—	—	—	—	(1,659)	1,475	—	—	(184)
Issuance of stock options to non employees	—	—	—	—	295	—	—	—	295
Deferred stock-based compensation associated with issuance of stock options	—	—	—	—	2,647	(2,647)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,976	—	—	3,976
Amortization of deferred compensation expense in connection with prior stock option modification	—	—	—	—	—	36	—	—	36
Stock-based compensation related to non employees	—	—	—	—	—	26	—	—	26
Stock-based compensation expense in connection with stock option modification	—	—	—	—	960	—	—	—	960
Issuance of Series E preferred stock	1,363,636	15,000	—	—	—	—	—	—	—
Accretion of dividends on redeemable convertible preferred stock	—	5,985	—	—	(5,985)	—	—	(46)	(6,031)
Issuance of common stock in connection with initial public offering, net of offering costs of $1,077	—	—	6,900,000	7	43,836	—	—	—	43,843
Automatic conversion of preferred stock into common stock upon initial public offering	(24,270,651)	(124,828)	15,314,695	15	124,814	—	—	—	124,829

Balance at December 31, 2005	—	$—	23,285,071	$23	$177,777	$(11,052)	$(65)	$(98,333)	$68,350

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(29,515)	$(22,258)	$(16,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126	1,240	1,096
Noncash interest expense	627	146	43
Stock-based compensation expense	5,109	2,361	106
Realized gain on short-term investments	—	—	57
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(1,908)	(1,117)	68
Increase (decrease) in accounts payable	(471)	736	600
Increase in accrued expenses	1,102	855	260
Increase in lease incentive obligation	861	—	—
Increase in deferred revenue	25,518	66	—

Net cash provided by (used in) operating activities	2,449	(17,971)	(14,093)
Investing activities
Purchases of property and equipment	(1,534)	(338)	(1,013)
Purchases of short-term investments	(295,930)	(69,078)	(10,293)
Sales and maturities of short-term investments	238,202	39,367	31,607
(Increase) decrease in restricted cash	(2,448)	100	100

Net cash (used in) provided by investing activities	(61,710)	(29,949)	20,401
Financing activities
Proceeds from issuance of convertible preferred stock and redeemable convertible preferred stock, net of issuance costs	15,000	31,845	—
Proceeds from issuance of common stock	43,843	—	—
Proceeds from exercise of stock options	145	30	—
Proceeds from subsidiary's convertible note payable	5,500	—	—
Proceeds from subsidiary's preferred stock	2,500	—	—
Proceeds from notes payable	159	3,295	1,500
Repayment of notes payable	(963)	(2,712)	(1,374)

Net cash provided by financing activities	66,184	32,458	126

Net increase (decrease) in cash and cash equivalents	6,923	(15,462)	6,434
Cash and cash equivalents at beginning of the period	2,156	17,618	11,184

Cash and cash equivalents at end of the period	$9,079	$2,156	$17,618

Supplemental disclosure of cash flow information
Cash paid for interest	$205	$238	$45

Supplemental disclosure of noncash investing and financing activities
Write-off of deferred compensation for terminated employees	$1,475	$—	$—

Deferred compensation associated with stock option grants to nonemployees	$—	$115	$22

Deferred compensation associated with stock option grants and restricted stock issued to employees	$2,647	$13,821	$796

Issuance of warrants in connection with debt issuances	$258	$590	$44

Issuance of warrants in connection with equity financing	$114	$—	$—

See accompanying notes.

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Nature of the Business

        CombinatoRx, Incorporated (the Company) was formed as a Delaware corporation on March 28, 2000. The Company is a biopharmaceutical company focused on developing new medicines built from synergistic combinations of approved drugs. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technology and the research and development of its drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for its technology and product candidates.

        CombinatoRx is subject to risks common to companies in the life science industry. The Company has not received regulatory approval for, or generated revenues from, any of its product candidates. All of its current product candidates are in preclinical or clinical development. If it does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability.

        In prior years, the Company was considered to be a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development-Stage Enterprises. In the fourth quarter of 2005, the Company concluded that since it generated significant revenue from its collaborations, it was no longer in the development stage. As a result, the Company revised the presentation of its financial statements to that of an operating company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        In connection with the establishment of CombinatoRx (Singapore) Pte Ltd in August 2005 as discussed in Note 6, the accompanying financial statements as of December 31, 2005 include the accounts of the Company and its majority owned subsidiary, CombinatoRx (Singapore) Pte Ltd. The minority interest in CombinatoRx (Singapore) is held by BioMedical Sciences Investment Fund Pte Ltd (Bio One) and is represented by their $2.5 million investment in shares of the subsidiary's convertible, redeemable preferred stock. The preferred stock of the subsidiary is entitled to an annual 5% dividend payable upon redemption or liquidation of the subsidiary, and is subject to redemption by the subsidiary for a cash payment equal to 125% of the purchase price of the shares plus accrued but unpaid dividends. As a result of the redemption and dividend rights of the preferred stock, the minority interest will not be reduced for Bio One's share of the net loss of the subsidiary. Accordingly, the Company's 2005 consolidated statement of operations includes 100% of the net loss of CombinatoRx (Singapore) Pte Ltd. All significant intercompany accounts and transactions have been eliminated.

        The functional currency of CombinatoRx (Singapore) Pte Ltd is the United States dollar. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. There were no such gains or losses in 2005.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development

        Research and development costs include all direct costs, including salaries, stock-based compensation and benefits for research and development personnel, outside consultants, costs of clinical trials, other outside costs and overhead related to the development of drug candidates. These costs have been charged to research and development expense as incurred.

Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

        Comprehensive loss consists of the following:

	Year ended December 31,
	2005	2004	2003
Unrealized gain (loss) on investments	$(20)	$(45)	$57
Net loss	(29,515)	(22,258)	(16,323)

Comprehensive loss	$(29,535)	$(22,303)	$(16,266)

Revenue Recognition

        Collaboration revenue includes license fees and research payments from collaboration partners and from grants received to fund research. The Company records revenue from nonrefundable license fees that require continuing involvement in the form of research and development services by the Company as revenue ratably over the performance period, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and when there is reasonable assurance that the related amounts are collectible in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the collaborative agreement.

        The Company records revenue from research payments as the services are performed and allowable costs are incurred. Revenues from milestone payments that are deemed to be substantive and represent the culmination of separate earnings processes are recorded when the milestone is achieved.

        The Company's revenue arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables. Multiple elements are divided into separate units of accounting if specified criteria are met, including whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

Concentrations of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, and marketable securities. Marketable securities consist of money market funds, corporate debt securities, and asset-backed securities. The Company maintains its cash, cash equivalents and marketable securities at high-quality financial institutions. The Company limits the amount of investment in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents, except for those funds managed by the Company's investment manager, which are classified as short-term investments. Cash equivalents consist primarily of money market instruments.

Short-term Investments

        Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are included in other comprehensive loss.

        Available-for-sale securities at December 31, 2005 and 2004 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2005—
Corporate debt securities	$74,209	$—	$(52)	$74,157
Asset-backed securities	10,114	—	(13)	10,101
Money market funds	6,410	—	—	6,410

	$90,733	$—	$(65)	$90,668

December 31, 2004—
Certificates of deposit	$3,992	$—	$—	$3,992
Corporate debt securities	21,461	—	(45)	21,416
U.S. Government debt securities	2,236	—	—	2,236
Money market funds	5,315	—	—	5,315

	$33,004	$—	$(45)	$32,959

        The amortized cost and estimated fair value of investments in debt securities at December 31, 2005 and 2004, by contractual maturity, were as follows:

	December 31, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$84,323	$84,258	$23,697	$23,652

        The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company's results of operations.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, available-for-sale securities, accounts payable, accrued expenses, and notes payable, approximate their fair values due to their short maturities.

Property and Equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets was impaired.

Capitalized Software

        The Company capitalizes certain internal and external costs incurred to develop internal use software in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software development costs are included in property and equipment, and are depreciated over estimated useful lives (five years) when development is complete.

Costs of Postponed Initial Public Offering

        The Company expensed $1,551 of costs associated with its prior registration statement on Form S-1 in the year ended December 31, 2005. The Company's initial public offering was postponed for a period in excess of 90 days and as a result it was deemed an aborted offering in accordance with Staff Accounting Bulletin Topic 5A. These costs are included in general and administrative expenses in the Statements of Operations for the year ended December 31, 2005.

Net Loss Per Share

        The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. The Company's potentially dilutive shares, which include outstanding common stock options, convertible preferred stock, redeemable convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Year Ended December 31,
	2005	2004	2003
As reported:
Net loss applicable to common stockholders	$(29,515)	$(28,896)	$(20,757)
Weighted-average common shares outstanding	4,169,355	869,581	860,166
Net loss per share applicable to common stockholders—basic and diluted	$(7.08)	$(33.23)	$(24.13)

        The following common share equivalents prior to the use of the treasury stock method have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2005, 2004 and 2003, as they would be anti-dilutive.

	As of December 31,
	2005	2004	2003
Convertible preferred stock and redeemable convertible preferred stock	—	13,366,644	8,627,961
Options outstanding	3,585,876	2,566,941	1,357,135
Warrants outstanding	197,395	171,924	122,734
Convertible notes payable	509,136	—	—

Accounting for Stock-Based Compensation

        The Company accounts for its stock-based awards to employees using the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the deemed fair market value of the Company's common stock for accounting purposes and the option exercise price multiplied by the number of options granted. Generally, the Company grants stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair market value of the common stock for accounting purposes exceeds the exercise price of stock options granted to employees on the date of grant, the Company records deferred stock-based compensation and amortizes the expense over the vesting schedule of the options, generally four years. The fair value of the Company's common stock for accounting purposes is determined by the Company's board of directors. In the absence of a public trading market for the Company's common stock prior to the initial public offering, the Company's board of directors considered objective and subjective factors in determining the fair value of our common stock for accounting purposes. At the time of option grants and other stock issuances, the board of directors considered the liquidation preferences, dividend rights and voting control attributable to our then-outstanding redeemable convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. In 2005, 2004 and 2003, certain grants of stock options were made at exercise prices less than the deemed fair market value of our common stock for accounting purposes and, as a result, deferred stock-based compensation was recognized. During the years ended December 31, 2005, 2004 and 2003, the Company recorded deferred compensation of $2,491, $13,821 and $796, respectively. The Company amortized $3,976, $752 and $106 of these amounts to compensation expense on a straight- line basis over the vesting period during the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company also hereby provides the disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure, an Amendment of FASB Statement No. 123.

        The following tables illustrate the assumptions used and the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The assumptions used and weighted average information are as follows:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Volatility	80%	0%	0%
Expected lives of options	5 years	5 years	5 years
Weighted-average risk-free interest rates	4.39%	3.43%	2.97%
Weighted-average fair value at grant date:
Stock options granted at fair value	$5.56	$—	$.12
Stock options granted below fair value	10.13	10.78	3.04

        Had compensation cost for these awards been determined consistent with SFAS No. 123, the Company's net loss would have been the following pro forma amounts:

	Year ended December 31,
	2005	2004	2003
Net loss applicable to common stockholders, as reported	$(29,515)	$(28,896)	$(20,757)
Add: Employee stock-based compensation expense included in reported net loss	3,796	1,261	80
Less: Stock-based compensation expense determined under fair value-based method for all employee awards	(4,227)	(703)	(83)

Pro forma net loss applicable to common stockholders	$(29,946)	$(28,338)	$(20,760)

Net loss per share applicable to common stockholders, as reported—basic and diluted	$(7.08)	$(33.23)	$(24.13)

Pro forma net loss per share applicable to common stockholders—basic and diluted	$(7.18)	$(32.59)	$(24.13)

        Stock-based compensation expense determined under the fair value method in the table above has been recognized on a straight-line basis.

Income Taxes

        Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recently Issued Accounting Pronouncements

        On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment. Statement 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees and requires that stock grants be accounted for using a fair-valued-based method and the resulting cost recognized in the financial statements. The Company will adopt this new standard effective for the first quarter of 2006. This new standard is effective for awards that are granted, modified or settled in cash in interim periods beginning after December 15, 2005 and for unvested awards outstanding at the time of adoption of this new standard by the Company. The Company will recognize stock-based compensation expense for awards on a straight line basis over the requisite service period using the prospective method for awards granted prior to 2005 and the modified prospective method for awards granted in 2005. Although the adoption of SFAS 123R is expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amounts and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similiar to the historical SFAS No. 123 pro forma expense.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not believe the adoption will have a material impact on the Company's results of operations or financial position.

3. Property and Equipment

        Property and equipment consist of the following:

		December 31,
	Estimated Useful Life (Years)
		2005	2004
Leasehold improvements	Lesser of useful life or life of lease	$1,129	$1,110
Laboratory equipment	5	3,121	2,811
Computer equipment	3	1,232	1,094
Construction in progress	—	1,059	—
Capitalized software	5	591	591
Furniture and fixtures	3	169	161

		7,301	5,767
Less: accumulated depreciation		(4,599)	(3,473)

		$2,702	$2,294

        Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1,126, $1,240, and $1,096, respectively.

4. Notes Payable

        In May 2002, the Company entered into an agreement with Comerica Bank (2002 Comerica Agreement) to establish a line of credit for $4,000. In October 2003, the Company amended the 2002 Comerica Agreement (Amended 2002 Comerica Agreement) to increase the available line of credit to $5,500. In July 2004, the Company repaid amounts due and terminated the 2002 Comerica Agreement.

        In 2002, in connection with the 2002 Comerica Agreement, the Company issued to Comerica Bank a warrant to purchase shares of Series C redeemable convertible preferred stock which converted into the right to purchase 20,000 shares of common stock upon the Company's initial public offering. The warrant has an exercise price of $6.5625 per share of common stock and a term of seven years. The Company recorded the fair value of these warrants of $125 as a discount to the note payable and amortized the discount to interest expense over a three-year period through July 2004. The remaining balance of the discount was charged to interest expense in July 2004 upon termination of the 2002 agreement. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 120% volatility, risk-free interest rate of 2.36%, a seven year term and no dividend yield.

        In October 2003, in connection with the Amended 2002 Comerica Agreement, the Company issued to Comerica Bank a warrant to purchase shares of Series C redeemable convertible preferred stock which converted into the right to purchase 8,000 shares of common stock upon the Company's initial public offering. The warrant has an exercise price of $6.5625 per share of common stock and a term of seven years. The Company recorded the fair value of these warrants of $44 as a discount to the note payable and amortized the discount to interest expense over a three-year period through July 2004. The remaining balance of the discount was charged to interest expense in July 2004 upon termination of the Amended 2002 Comerica Agreement. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.89%, a seven year term and no dividend yield.

        In July 2004, the Company entered into a new loan agreement (the 2004 GE Agreement) with General Electric Capital Corporation (GECC). The Company borrowed all $3,000 available under the 2004 GE Agreement during 2004. In June 2005, the 2004 GE Agreement was amended ("Amended 2004 GE Agreement") to establish a new line of credit which enabled the Company to borrow an additional $1,000 through June 2006. Amounts borrowed under the GECC loan are repayable over 36 months. Amounts borrowed under the 2004 GE Agreement bear interest of 8.42% and amounts borrowed under the Amended 2004 GE Agreement bear interest of 9.76%. Borrowings are collateralized by substantially all of the Company's assets. At December 31, 2005 and 2004, $1,908 and $2,711, respectively, were payable under the GECC loan. At December 31, 2005, $841 is available to borrow under the Amended 2004 GE Agreement. The Amended 2004 GE Agreement contains a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event.

        In connection with the 2004 GE Agreement, GECC received a warrant to purchase 15,561 shares of Series D redeemable convertible preferred stock which converted into the right to purchase 8,892 shares of common stock upon the Company's initial public offering, with an exercise price of $6.7476 per share of common stock. The warrant has a term of ten years. The Company recorded the fair value of this warrant of $75 as a discount to the note payable to GECC. The discount is being amortized to interest expense over the three-year period that the note to GECC is outstanding. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of the Series D redeemable convertible preferred stock of $5.24, 100% volatility, risk free interest rate of 4.05%, a ten year term and no dividend yield.

        In connection with the Amended 2004 GE Agreement, GECC received a warrant to purchase 471 shares of common stock with an exercise price of $6.75 per share of common stock. The warrant has a term of ten years. The Company recorded the fair value of this warrant of $5 as a discount to the note payable to GECC. The discount is being amortized to interest expense over the three-year period that the note to GECC is outstanding. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of common stock of $11.00, 80% volatility, risk free interest rate of 3.92%, a ten year term and no dividend yield.

        In September 2004, the Company obtained a line of credit with Lighthouse Capital Partners (Lighthouse), which permitted borrowings of up to $10 million through September 2005 (2004 Lighthouse Agreement). In September 2005, the 2004 Lighthouse Agreement was extended to permit borrowings through October 15, 2005. The Company did not borrow any amounts under this line of credit.

        In connection with the financing, Lighthouse received a warrant to purchase shares of Series D redeemable convertible preferred stock which converted into the right to purchase 51,870 shares of common stock upon the Company's initial public offering at $6.74765 per share of common stock. The warrant has a term of seven years. The Company recorded the fair value of this warrant of $515 as deferred financing costs in other assets as of December 31, 2004 and the balance was being amortized to interest expense over the five-year period that amounts borrowed under the line of credit were to be outstanding. Since no amounts were borrowed under the line of credit and the line of credit is no longer available, the value of the warrants was charged to interest expense in October 2005. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of the Series D redeemable convertible preferred stock of $6.11, 100% volatility, risk free interest rate of 3.68%, a seven year term and no dividend yield.

        The Company has reserved 89,233 shares of common stock for the exercise of warrants issued in connection with the 2002 Comerica Agreement, the Amended 2002 Comerica Agreement, the 2004 GE Agreement, the Amended 2004 GE Agreement, and the 2004 Lighthouse Agreement. These shares are included in the total shares of common stock reserved for the exercise of stock options and warrants at December 31, 2005, as discussed in Note 8.

5. Research and Development Agreements

  2004 Agreements

        In August 2004, the Company entered into a sponsored research agreement with the Spinal Muscular Atrophy Foundation ("SMA Foundation"). The agreement provides for total research funding of $1,140 in the initial screening phase of the associated research project. This phase is estimated to last approximately 18 months. The Company received $760 and $190 in research funding in 2005 and 2004, respectively under this agreement, and recognized revenue of $790 and $160 in 2005 and 2004, respectively, based upon the amount of research services performed. Upon the achievement of certain research and development milestones, SMA Foundation is required to make milestone payments, which could total up to $900. Unless terminated earlier, the total term of the agreement is expected to be two years or as long as is required to complete the research. If at any point in the future the Company were to receive an aggregate of $100,000 in revenues on products containing any drug candidates, their analogs or derivations, developed under the agreement, the Company would be required to donate to the SMA Foundation, or to another non-profit entity designated by SMA Foundation, an amount equal to 200% of all the payments made by SMA Foundation to the Company under this agreement.

        In September 2004, the Company entered into a collaboration agreement with Accelerate Brain Cancer Cure, Inc. The Company received a total of $108 in research funding to perform research under the agreement. The Company received $54 in funding in 2004 and the remaining $54 upon completion of the research in 2005. The Company recognized revenue under the agreement ratably over the six- month research period. Accordingly, the Company recognized revenue of $90 and $18 in 2005 and 2004, respectively.

  2005 Agreements

        In February 2005, the Company entered into an agreement and a statement of work with Novartis Pharmaceuticals, Inc., ("Novartis"), under which the Company agreed to test certain compounds provided by Novartis in combination with other compounds in cancer cell lines determined by Novartis. The statement of work provided for $500 of research funding, all of which was received by the Company in 2005. The Company recognized $500 of revenue ratably over the performance period in 2005.

        In April 2005, the Company received a grant from the National Institutes of Allergy and Infectious Diseases to perform research and preclinical development in the area of bioterror defense. The Company received funding of $285 in 2005 and recorded $414 of revenue in 2005 based upon allowable costs incurred during the year.

        In May 2005, the Company entered into a license agreement with HenKan Pharmaceutical Company ("HenKan"), under which HenKan received the exclusive right to develop and commercialize CRx-026 in Taiwan, China and South Korea. The Company received a $500 up-front license payment and could receive up to approximately $23,000 in development and commercial milestone payments, and royalties on sales within the territory. The up-front payment is creditable against future licenses in the event that development of the compound is unsuccessful. As a result, the license fee will not be recognized as revenue until this contingency is resolved. At that time, the license fee is expected to be recognized as revenue over any remaining performance period.

        In August 2005, the Company entered into a subcontract with Science Applications International Corporation under which the Company will be the in vitro bioassay screening facility for the Spinal Muscular Atrophy Project established by the National Institute of Neurological Disorders and Stroke. Under the terms of the agreement, the Company could receive up to $1,917 in research and development funding over a two-year period. The Company recognized $102 of revenue under this agreement in 2005 based upon research services performed and costs incurred.

        In August 2005, the Company entered into a research agreement with CHDI, Inc. to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington's disease. Under the terms of this agreement, the Company could receive up to $6,113 in research funding over a four-year period. The Company received payments of $669 in 2005 and recorded $482 of revenue based upon research services performed and costs incurred.

        In September 2005, the Company entered into a screening agreement with Sirtris Pharmaceuticals, Inc. ("Sirtris"), wherein the Company will provide access to its Chalice database over a 13.5 month period for screening against selected targets to evaluate activity and then potentially develop and commercialize human therapeutic products.

        The Company received a $175 access fee as consideration for providing access to the Chalice database. The Company is recognizing the access fee as revenue ratably over the 13.5 month term of the agreement. Accordingly, the Company recorded $28 of revenue and $147 of deferred revenue in 2005. The Company could receive up to $1,075 in development milestone payments and royalty payments based on sales of products developed by Sirtris.

        In October 2005, the Company entered into a Research and License Agreement (the "R&L Agreement") with Angiotech Pharmaceuticals, Inc. ("Angiotech"), under which the Company granted Angiotech a royalty-bearing license for up to ten compounds to be selected by Angiotech from the Company's portfolio of clinical and pre-clinical product candidates or Chalice database, as well as an option to purchase the same rights to an additional five compounds. This license is for Angiotech's research, development and potential commercialization of the licensed compounds as drug components to be used in Angiotech's field with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, the Company agreed to use its combination High Throughput Screening technology in a joint research project to screen combinations of compounds that may be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech's field.

        The Company received a $27,000 up-front license fee upon execution of the R&L Agreement and could receive payments totaling $7,000 if the research term is extended beyond 30 months and up to an additional $10,000 upon Angiotech's selection of up to five additional compounds from the Company's library for development. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech's selection of compounds from the Company's portfolio of clinical and pre-clinical product candidates or Chalice database for development, the Company may also receive up to $30,000 upon the achievement of certain development and regulatory approval milestones, as well as royalties on any future product sales. The $27,000 up-front license fee is being recognized ratably over the Company's 36-month performance period under the R&L Agreement. The Company recognized $2,250 of revenue under this agreement in 2005.

6. CombinatoRx (Singapore) Pte Ltd

        In August 2005, the Company formed a subsidiary in Singapore, CombinatoRx ("Singapore") Pte Ltd, for the purpose of conducting discovery and development of product candidates to treat infectious diseases. The Company owns 51% of the Subsidiary capital stock. The Company has agreed to provide assay development and screening services for the subsidiary over a four year period. BioMedical Sciences Investment Fund Pte Ltd ("BioMedical Sciences") invested $2,500 in 2,500,000 shares of redeemable, convertible preferred stock (the "Subsidiary Preferred Stock") of the subsidiary and committed to invest up to an additional $17,500 in the subsidiary through the purchase of a series of convertible promissory notes ("Notes"), $5,500 of which were purchased concurrently with its investment in the Subsidiary Preferred Stock. The remaining $12,000 in funding will be provided through the purchase of additional series of Notes over the next four years, provided that the subsidiary achieves certain milestones related to the development of infectious disease product candidates.

        The holder of the Subsidiary Preferred Stock is entitled to an annual 5% dividend payable upon redemption or liquidation of the subsidiary. The Subsidiary Preferred Stock is subject to redemption by the subsidiary for a cash payment equal to 125% of the purchase price of the shares plus accrued but unpaid dividends. The Company accreted $46 of dividends on the Subsidiary Preferred Stock in the year ended December 31, 2005. The Subsidiary Preferred Stock is convertible into common stock of the Company at a conversion price obtained by dividing the aggregate amount paid for such Subsidiary Preferred Stock by a variable premium to the weighted average of the Company's common stock price based on the trading price of its common stock over the 20 trading days after the Company's initial public offering in November 2005, or $10.803. The initial premium to the volume-weighted average stock price is 40%.

        The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the subsidiary as additional collateral for the subsidiary's obligations under the Notes. The Notes are convertible into the Company's common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. The Company recorded $94 of accrued interest on the originally issued Note in the year ended December 31, 2005. Upon maturity or any proposed prepayment, the Notes issued on or prior to the twentieth trading day after the initial public offering convert at a price obtained by dividing the aggregate principal balance of such Notes by a variable premium to the weighted average of the Company's common stock price based on the trading price of its common stock over the 20 days after the Company's initial public offering in 2005, or $10.803. The initial premium to the volume-weighted average stock price is 40%. Notes issued on or after December 9, 2005 will convert at a price obtained by dividing the aggregate principal balance of such Notes by a 40% premium to the volume-weighted average of the Company's common stock price based on the trading price of its common stock over the 20 trading days immediately prior to the time such Notes issued.

        Upon a default by the Company or subsidiary, the Notes and the Preferred Stock are convertible at the option of BioMedical Sciences as described with respect to a conversion upon maturity or prepayment except that (i) the conversion price of the Notes would include a 10% default interest rate accrued from the date of issuance and the Subsidiary Preferred Stock would also include a 10% dividend accrual accrued from the date of issuance and (ii) no conversion premium would apply with respect to conversions occurring after the Company's initial public offering.

        In connection with the formation of CombinatoRx Singapore, BioMedical Sciences received a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $11.00 per share, exercisable after August 19, 2006 through August 19, 2010. The Company allocated the fair value of this warrant to the originally issued Note and the Subsidiary Preferred Stock based upon their relative fair values. This resulted in $126 of discount on the originally issued Note, which will be amortized to interest expense over the period that the originally issued Note is outstanding and $57 allocated to the Subsidiary Preferred Stock which was charged to accumulated deficit. The allocation of the value of the warrants to the originally issued Note and the Subsidiary Preferred Stock resulted in a beneficial conversion feature under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. As a result, the Company recorded an additional discount on the originally issued Note of $126 and a charge to accumulated deficit of $57. The Company recorded $19 of interest expense in 2005. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of common stock of $11.00 per share, 80% volatility, risk free interest rate of 4.12%, no dividend yield and a five-year term.

7. Convertible Preferred Stock and Redeemable Convertible Preferred Stock

        All outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred stock converted into 15,314,695 shares of common stock upon the Company's initial public offering on November 9, 2005.

        As of December 31, 2004, convertible preferred stock and redeemable convertible preferred stock was comprised of the following:

Carrying Value As of December 31, 2004
Convertible preferred stock and redeemable convertible preferred stock, $0.001 par value
Series A convertible preferred stock: 503,400 shares authorized, issued and outstanding	$2,500
Series B redeemable convertible preferred stock: 3,380,000 shares authorized, 3,364,250 shares issued and outstanding	19,428
Series C redeemable convertible preferred stock: 10,795,666 shares authorized, 10,746,666 shares issued and outstanding	47,737
Series D redeemable convertible preferred stock: 8,483,320 shares authorized, 8,292,699 shares issued and outstanding	34,178

$103,843

        In February and March 2004, the Company issued 8,292,699 shares of Series D redeemable convertible preferred stock ("Series D Preferred Stock") at $3.8558 per share, resulting in net proceeds of approximately $31,845.

        On October 3, 2005, in connection with the research and license agreement with Angiotech as discussed in Note 5, the Company issued 1,363,636 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") to Angiotech for $11.00 per share resulting in proceeds of $15,000. The Series E Preferred Stock automatically converted into 1,948,051 shares of common stock upon the closing of the initial public offering of the Company's common stock.

        The Series A, B, C, D and E Preferred Stock (collectively the "Preferred Stock") had the following characteristics:

Voting

        The holders of the Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each holder of Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which each preferred share was convertible at the time of such vote.

Dividends

        The holders of the Series D Preferred Stock were entitled to receive cumulative dividends at the rate of 8% per annum of the original Series D Preferred Stock issue price. No dividends or distributions were to be made with respect to any other shares of capital stock of the corporation unless and until all of the accrued and unpaid dividends on the Series D Preferred Stock were paid. As of November 9, 2005, the Company had accreted cumulative dividends of $4,393 for Series D Preferred Stock.

        The holders of the Series C Preferred Stock were entitled to receive cumulative dividends at the rate of 8% per annum of the original Series C Preferred Stock issue price. No dividends or distributions were to be made with respect to the Series A or B Preferred stock or common stock unless and until all of the accrued and unpaid dividends on the Series C Preferred Stock were paid. As of November 9, 2005, the Company had accreted cumulative dividends of $10,197 for Series C Preferred Stock.

        The holders of the Series B Preferred Stock were entitled to receive cumulative dividends at the rate of 8% per annum of the original Series B Preferred Stock issue price. No dividends or distributions were to be made with respect to Series A Preferred Stock or common stock unless and until all of the accrued and unpaid dividends on the Series B Preferred Stock were paid. As of November 9, 2005, the Company had accreted cumulative dividends of $5,332 for Series B Preferred Stock.

        Dividends which accrued on the Series B, C, and D Preferred Stock were payable when and as declared by the Board of Directors of the Company, upon liquidation of the Company or upon redemption of such preferred stock. Upon conversion of the Series B, C and D preferred stock into common stock, the holders forego all undeclared cumulative dividends.

        The holders of the Series A and Series E Preferred Stock were entitled to receive, when and as declared by the Board of Directors and out of funds legally available, non-cumulative dividends payable in preference and priority to any payment of any dividend on common stock. No dividends or other distributions were to be made with respect to the common stock until all declared dividends on the Series A and Series E Preferred Stock were paid.

        No dividends on the Preferred Stock were declared or paid by the Company.

Liquidation Preference

        The Series D Preferred Stock received priority in liquidation. Such liquidation preference was equal to the original Series D issue price plus all declared or accrued, but unpaid dividends. Subsequent to the repayment of the Series D Preferred Stock, including all declared or accrued, but unpaid dividends thereon, holders of the Series C Preferred Stock would receive liquidation proceeds in proportion to their liquidation preference. Such liquidation preference was equal to the original Series C issue price plus all declared or accrued, but unpaid dividends. Subsequent to the repayment of the Series C Preferred Stock, including all declared or accrued, but unpaid dividends thereon, holders of the Series B Preferred Stock would receive liquidation proceeds in proportion to their liquidation preference. Such liquidation preference was equal to the original Series B issue price plus all declared or accrued, but unpaid dividends. Subsequent to the repayment of the Series D, C and B Preferred Stock, including all declared or accrued, but unpaid dividends thereon, remaining liquidation proceeds would be distributed first to the holders of the Series A and Series E Preferred Stock in proportion to their liquidation preference and then to the Company's common stockholders. In the case of a merger of the Company, the various holders of the Preferred Stock were entitled to liquidate their holdings or convert in connection with such merger.

Conversion

        Each share of the Preferred Stock, at the option of the holder, was convertible, in total or in part, into a number of fully paid shares of common stock as determined by dividing the respective original Preferred Stock issue price by the conversion price in effect at the time. The original issue price of Series A, B, C, D and E Preferred Stock was $4.9662, $4.4978, $3.75, $3.8558 and $11.00, respectively. The conversion price of Series A, B, C, D, and E Preferred Stock was $7.21, $7.07, $6.5625, $6.7477 and $7.70 respectively, and was subject to adjustment in accordance with anti-dilution provisions contained in the Company's Certificate of Incorporation. The anti-dilution provisions provided for the adjustment of the conversion ratio in the event that the Company sells shares of stock at a price below the current conversion price of the stock. The conversion ratios were not subject to adjustment for accrued dividends or liquidation preferences. Conversion of all series of Preferred Stock was automatic immediately upon the closing of a firm commitment underwritten public offering with a price per share approved by a Pricing Committee of the Board of Directors.

Redemption

        At any time after February 18, 2009, the holders of a majority of the outstanding Series D Preferred Stock could require the Company to redeem their stock by paying in cash a sum equal to the greater of (i) the original Series D Preferred Stock issue price plus all declared and accrued, but unpaid dividends, or (ii) the fair market value per share of the Series D Preferred Stock, without consideration of any minority ownership or similar discount, as determined in good faith by the Board of Directors. As a result of this redemption right, the Company accreted dividends quarterly through November 9, 2005, the date of the Company's initial public offering, at a rate of 8% per annum. If the Company were to not have sufficient funds legally available to redeem all shares of Series D Preferred Stock at the redemption date, then the Company would redeem such shares ratably to the extent possible and redeem the remaining shares as soon as sufficient funds were legally available.

        At any time after all of the outstanding shares of Series D Preferred Stock were redeemed, the holders of a majority of the outstanding Series C Preferred Stock, could require the Company to redeem their stock by paying in cash a sum equal to the greater of (i) the original Series C Preferred Stock issue price plus all accrued but unpaid dividends, or (ii) the fair market value per share of the Series C Preferred Stock, without consideration of any minority ownership or similar discount, as determined in good faith by the Board of Directors. As a result of this redemption right, the Company accreted dividends quarterly through November 9, 2005 at a rate of 8% per annum. If the Company were to not have sufficient funds legally available to redeem all shares of Series C Preferred Stock at the redemption date, then the Company would redeem such shares ratably to the extent possible and redeem the remaining shares as soon as sufficient funds are legally available. At any time after all of the outstanding shares of Series C Preferred Stock have been redeemed, the holders of at least 75% of the outstanding Series B Preferred Stock, could require the Company to redeem the Series B Preferred Stock by paying in cash a sum equal to the greater of (i) the original Series B Preferred Stock issue price plus all accrued, but unpaid dividends or (ii) the fair market value per share of the Series B Preferred Stock, without consideration of any minority ownership or similar discount, as determined in good faith by the Board of Directors. As a result of this redemption right, the Company accreted dividends quarterly through November 9, 2005 at a rate of 8% per annum. If the Company were to not have sufficient funds legally available to redeem all shares of Series B Preferred Stock at the redemption date, then the Company would redeem such shares ratably to the extent possible and shall redeem the remaining shares as soon as sufficient funds are legally available.

        The Series A and Series E Preferred Stock were not redeemable. In the case of a merger of the Company, Series A stockholders were entitled to liquidate their holdings or convert their holdings into common stock in connection with the merger. Since preferred stockholders controlled a majority of the votes of the board of directors through direct representation on the board of directors, the decision to liquidate was outside the control of the Company. Therefore, Series A convertible preferred stock was classified outside of stockholders' (deficit) equity in accordance with EITF Statement D-98, Classification and Measurement of Redeemable Securities.

8. Common Stock

        The registration statement for the Company's initial public offering was declared effective on November 9, 2005. In connection with the initial public offering, the Company issued 6,900,000 shares of common stock for net proceeds to the Company of $43,843.

        Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

        The Company has reserved a total of 4,741,448 shares of common stock for the exercise of stock options and warrants at December 31, 2005. In addition to the warrants disclosed in Note 4, the Company has also issued a warrant to purchase up to 73,143 shares of common stock to Rockport Venture Securities, LLC with an exercise price of $6.56 per share and a term that expires on September 9, 2007 and issued a warrant to purchase 10,019 shares of common stock to Silicon Valley Bank with an exercise price of $7.87 per share and a term that expires on April 25, 2011.

9. Stock Option Plan

        In 2000, the Company adopted the 2000 Stock Plan ("2000 Plan"), as amended, under which 3,028,571 shares of the Company's common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options. The Board of Directors administers the 2000 Plan and has sole discretion to grant options to purchase shares of the Company's common stock. The Board of Directors determines the exercise price and the period over which options become exercisable. However, incentive stock options may not be granted at less than 100% of the fair market value of the Company's common stock as determined by the Board of Directors at the time of grant, or for a term in excess of ten years. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant, and for a term not to exceed five years.

        In December 2004, the Board of Directors adopted the 2004 Incentive Plan ("2004 Plan"), which was effective upon the Company's initial public offering. The Company has reserved 1,714,286 shares of the Company's common stock for issuance under the 2004 Plan. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors.

        Stock options granted under both plans typically vest over four years and have contractual terms of ten years.

        At December 31, 2005 and December 31, 2004, approximately 958,177 and 426,330 shares of the Company's common stock, respectively, were available for future grant under the 2000 Plan and the 2004 Incentive Plan. The following table summarizes the activity of the Company's stock option plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2002	882,605	$0.83
Granted at fair value	305,715	0.88
Granted below fair value	272,281	0.88
Exercised	(911)	0.87
Cancelled	(102,555)	0.83

Outstanding at December 31, 2003	1,357,135	0.85
Granted below fair value	1,335,335	1.13
Exercised	(34,389)	0.88
Cancelled	(91,140)	0.87

Outstanding at December 31, 2004	2,566,941	0.99
Granted at fair value	1,080,357	8.32
Granted below fair value	282,842	1.31
Exercised	(163,504)	0.89
Cancelled	(180,760)	1.11

Outstanding at December 31, 2005	3,585,876	$3.22

Exercisable at December 31, 2003	530,167	$0.83

Exercisable at December 31, 2004	856,604	$0.84

Exercisable at December 31, 2005	1,303,745	$0.94

        In August 2005, the Company modified certain stock option grants to an employee upon a change in status to a non-employee. In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB interpretation No. 44 and FIN 44. Accounting for Certain Transactions Involving Stock Compensation, the stock options were accounted for as a new grant and were valued using the Black-Scholes method. The Company recorded compensation expense of $960 in the year ended December 31, 2005. The non-employee ceased performing services for the company effective December 31, 2005.

        During 2004, the Company modified certain stock option grants to an employee that terminated employment with the Company but agreed to provide services as a non-employee, and to consultants that changed status to employees of the Company during the year. In accordance with EITF 00-23 and FIN 44, the Company recorded compensation expense of $647 and deferred compensation of $89, which will be recorded as compensation expense over the remaining vesting period. The Company recorded $36 and $18 of compensation expense in the years ended December 31, 2005 and 2004, respectively, related to these modifications.

        In 2005 and 2004, the Company granted 30,700 and 32,285 stock options to nonemployees at exercise prices of $0.88 to $8.78 per share. The Company has applied the recognition provisions of

SFAS 123 and EITF No. 96-18 Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services to such stock option grants. The Company computed the fair value of the stock options using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of common stock of $11.00 in 2005 through the effective date of the initial public offering and $14.58 in 2004, a risk free interest rate of 3.98% to 4.39% in 2005 and 3.47% in 2004, volatility of 80% to 100% and no dividends.

The Company recorded the fair values of $295 and $454 to compensation expense in 2005 and 2004, respectively, since the options vest immediately and there are no restrictions on the exercisability of the stock options. The Company also re-measured stock option grants from prior years at December 31, 2004 and recorded the fair value of such options of $534 to additional paid in capital. The Company recorded the remaining compensation expense of $26 on the remeasured options in the year ended December 31, 2005.

        The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.18	50,429	5.2	$0.18	50,429	$0.18
$0.87	406,035	5.8	$0.87	399,199	$0.87
$0.88	1,105,288	7.9	$0.88	644,395	$0.88
$1.31	943,767	9.1	$1.31	204,722	$1.31
$7.79	158,500	9.9	$7.79	2,000	$7.79
$8.21	595,357	10.0	$8.21	—	$8.21
$8.78	326,500	10.0	$8.78	3,000	$8.78

	3,585,876			1,303,745

10. Segment and Geographic Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be presented in interim financial reports issued to stockholders. It also established standards for disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company operates in two geographic segments: the United States and Singapore. As of December 31, 2005, all of the Company's long-lived assets were located in the United States and $8,003 of cash was located in Singapore.

11. Income Taxes

        The Company has incurred net operating losses from inception. At December 31, 2005 and December 31, 2004, the Company has domestic federal net operating loss carryforwards of approximately $46,980 and $28,226, respectively, available to reduce future taxable income, which expire at various dates beginning in 2020 through 2025. The Company also has federal research and development tax credit carryforwards of approximately $1,916 and $1,241, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2020 through 2025. The Company also has foreign net operating losses of $912 as of December 31, 2005. The Company has state net operating loss carryforwards of approximately $45,490 and $27,856, respectively, available to reduce state future taxable income, which expire at various dates beginning in 2006 through 2010. The Company also has state research and development tax credit carryforwards of approximately $1,317 and $719, respectively, available to reduce future tax liabilities and which expire at various dates beginning 2015 through 2020.

        Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable.

        Deferred taxes consist of the following:

	As of December 31,
	2005	2004
Net operating loss carryforwards	$19,024	$11,581
Research and development credits	2,784	1,762
Capitalized start-up costs	4,406	5,573
Capitalized research and development costs	8,072	4,966
Depreciation and amortization	430	369
Other	88	203

Deferred tax asset	34,804	24,454
Deferred tax asset valuation allowance	(34,804)	(24,454)

Net deferred tax asset	$—	$—

        As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $37.9 million has been established at December 31, 2005 and of approximately $24.9 at December 31, 2004.

        A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended December 31, 2005, 2004 and 2003:

	December 31, 2005	December 31, 2004	December 31, 2003
Income tax computed at federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(7.27)%	(7.59)%	(7.05)%
Change in valuation allowance	43.83%	44.06%	42.78%
Permanent differences	(2.53)%	(2.30)%	(1.72)%
Other	(0.03)%	(0.17)%	(0.00)%

Total	0.00%	0.00%	0.00%

12. Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2005	2004
Accrued payroll and related benefits	$84	$548
Accrued construction costs	1,059	—
Accrued clinical trial costs	562	—
Accrued other expenses	803	858

	$2,508	$1,406

13. Commitments

        The Company subleases its existing office and laboratory space in Boston, Massachusetts under a noncancelable operating lease which expires in August 2006. The Company has the option to extend the sublease for an additional five-year period.

        In connection with the existing lease for its office and laboratory space in Boston, the Company was required to maintain a specified amount in a restricted certificate of deposit as collateral for certain obligations of the Company under the lease. At December 31, 2005 and 2004, the restricted balance was $148 and $200, respectively, which was included in restricted cash on the balance sheet.

        On October 18, 2005, the Company entered into a lease agreement for approximately 40,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The initial term of the lease commences on September 1, 2006 for the office space and December 1, 2006 for the laboratory space and extends until November 30, 2016. This lease contains rent escalation, rent holiday, and leasehold improvement incentives. The Company had the right to use and controlled physical access to the leased premises beginning on December 6, 2005. Thus, the effective lease term began on that date. As such, the Company is recording rent expense on a straight-line basis over the effective lease term.

In connection with the lease, the Company will receive approximately $4.0 million in leasehold improvement incentives from the landlord. The Company recorded construction in progress of $1,059 in 2005 for leasehold improvements at the facility that are reimburseable by the landlord. $953 of amounts due from the landlord are included in prepaid expenses and other current assets at December 31, 2005. The leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in "accrued expenses" and "lease incentive obligation, net of current portion" in the balance sheet at December 31, 2005. The Company's payment obligations under the lease are secured by a $2.5 million standby letter of credit. The certificate of deposit that secures the letter of credit is included in non-current restricted cash on the balance sheet at December 31, 2005.

        The Company also leases certain office equipment under various operating leases.

        Total rent expense was $1,304, $1,201 and $1,201 for the years ended December 31, 2005, 2004 and 2003, respectively.

        Future minimum lease payments under noncancelable operating leases at December 31, 2005, are as follows:

Year ending December 31,
2006	$1,076
2007	1,605
2008	1,602
2009	1,602
2010	1,602
Thereafter	10,502

$17,989

14. Employee Benefit Plan

        In May 2001, the Company adopted the CombinatoRx, Incorporated 401(k) Plan ("401(k) Plan"). The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the Board of Directors. During 2005, 2004 and 2003, the Company made contributions of $250, $206 and $175, respectively.

15. Reverse Stock Split

        On February 11, 2005, the Company's Board of Directors and stockholders approved a four-for-seven reverse stock split of the Company's common stock. All common share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid in capital.

16. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2005	Second Quarter Ended June 30, 2005	Third Quarter Ended September 30, 2005	Fourth Quarter Ended December 31, 2005
Revenue	$196	$547	$904	$3,011
Operating expenses:
Research and development	4,587	5,653	6,650	7,169
General and administrative	1,624	3,819	2,073	3,060

Total operating expenses	6,211	9,472	8,723	10,229

Loss from operations	(6,015)	(8,925)	(7,819)	(7,218)
Interest income	177	179	165	775
Interest expense	(86)	(88)	(107)	(553)

Net loss	$(5,924)	$(8,834)	$(7,761)	$(6,996)

Accretion of dividends	1,748	1,748	1,748	(5,244)

Net loss applicable to common stockholders	$(7,672)	$(10,582)	$(9,509)	$(1,752)

Net loss per share applicable to common stockholders, basic and diluted	$(8.41)	$(11.44)	$(9.53)	$(0.13)

Weighted average common shares outstanding, basic and diluted	912,310	924,829	997,573	13,736,636
	First Quarter Ended March 31, 2004	Second Quarter Ended June 30, 2004	Third Quarter Ended September 30, 2004	Fourth Quarter Ended December 31, 2004
Revenue	$—	$—	$—	$178
Operating expenses:
Research and development	3,486	3,742	3,868	4,800
General and administrative	1,225	1,359	1,159	3,014

Total operating expenses	4,711	5,101	5,027	7,814

Loss from operations	(4,711)	(5,101)	(5,027)	(7,636)
Interest income	75	129	155	261
Interest expense	(53)	(47)	(106)	(197)

Net loss	$(4,689)	$(5,019)	$(4,978)	$(7,572)

Accretion of dividends	1,315	1,752	1,752	1,819

Net loss applicable to common stockholders	$(6,004)	$(6,771)	$(6,730)	$(9,391)

Net loss per share applicable to common stockholders, basic and diluted	$(6.97)	$(7.83)	$(7.77)	$(10.60)

Weighted average common shares outstanding, basic and diluted	861,697	864,725	865,719	886,043

17. Subsequent Events

        On January 30, 2006 (the "Effective Date"), the Company entered into a research and license agreement with Fovea Pharmaceuticals SA ("Fovea"). Under the terms of the agreement, Fovea agreed to fund and conduct pre-clinical and clinical development of combination drug candidates it selects from the Company's portfolio, including creating ophthalmic formulations. Additionally, Fovea agreed to develop promising combination candidates up to the start of Phase III clinical trials. In exchange for Fovea's development investment, the Company granted to Fovea an exclusive license to commercialize selected products in Europe and certain additional countries. The Company will retain exclusive rights to commercialize selected products in North America. The parties will have co-exclusive rights in Japan and Taiwan.

        Under the agreement, the Company also granted to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat specified diseases of the front of the eye. Fovea is entitled to select up to 10 drug combinations from the Company, pursuant to certain selection criteria which includes limiting the selected combinations to Selective Steroid Amplifiers, as defined in the agreement, during a period beginning as of the Effective Date and continuing for 135 days, which may be extended for not more than 60 days. In consideration for the licensed combinations to treat specified diseases of the front of the eye, the Company is entitled to receive license execution fees, development milestones and royalties from Fovea if certain conditions within the agreement are satisfied. The Company may receive up to $750 in license execution fees and received the first nonrefundable payment of $250 in February 2006. The second payment relating to the license execution fee of $500 is due to be paid prior to the expiration of the period for selection of drug combinations. The Company will recognize the initial $250 payment as revenue ratably over the remaining patent life of the intellectual property or the compounds subject to the license. The Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea.

        In March 2006, the Company amended (the "First Amendment") the October 18, 2005 operating lease agreement discussed in Note 13. The First Amendment provides for 23,199 square feet of additional laboratory space. The Company has committed to lease this additional space through January 2017. In addition, the First Amendment extends the original lease term of the existing space an additional two months. The future minimum lease payments of the First Amendment approximate $12 million. Additionally, the First Amendment contains rent escalation, rent holiday, and leasehold improvement incentives. In connection with the lease, the Company will receive approximately $2.9 million in additional leasehold improvement incentives from the landlord. The Company will record rent expense on a straight-line basis over the effective lease term. Leasehold improvements will be amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The Company is obligated to provide an additional $1.5 million standby letter of credit as security for the First Amendment.

EXHIBIT INDEX

			Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173
3.2	Amended and Restated By-Laws.	S-1	3.4	12/10/2004	333-121173
4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173
4.2	Warrant issued to Comerica Bank—California on September 10, 2002 to purchase up to 20,000 shares of the Registrant's Common Stock, together with assignment of such warrant to Comerica Incorporated, dated as of November 13, 2002.	S-1	10.5	12/10/2004	333-121173
4.3	Warrant issued to Comerica Bank on November 4, 2003 to purchase up to 8,000 shares of the Registrant's Common Stock, together with assignment of such warrant to Comerica Incorporated, dated as of December 10, 2003.	S-1	10.6	12/10/2004	333-121173
4.4	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant's Common Stock.	S-1	10.7	12/10/2004	333-121173
*4.5	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registant's Common Stock.				000-51171
4.6	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant's Common Stock.	S-1	10.9	12/10/2004	333-121173
4.7	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173
4.8	Form of Warrant to purchase shares of the Registrant's Stock, together with a schedule of warrantholders.	S-1	10.11	12/10/2004	333-121173
4.9	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of the Registrant's Common Stock.	S-1/A	10.45	8/19/2005	333-121173
4.10	Second Amended and Restated Investors' Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.11	Amendment to the Second Amended and Restated Investors' Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173
#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173
#10.2	2004 Incentive Plan.	S-1	10.2	12/10/2004	333-121173
*#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan				000-51171
*#10.4	Form Nonstatutory Option Agreement under the 2004 Incentive Plan				000-51171
10.5	Agreement of Sublease, dated as of January 25, 2001, as amended, by and between Trustees of Boston University and the Registrant.	S-1	10.3	12/10/2004	333-121173
10.6	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173
10.7	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173
*10.8	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.				000-51171
#10.9	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173
#10.10	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173
#10.11	Employment, Confidentiality and Non-Competition Agreement with Jan Lessem, dated as of September 1, 2003.	S-1	10.24	12/10/2004	333-121173
*#10.12	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.				000-51171
#10.13	Second Amended Employment, Confidentiality and Non-Competition Agreement with Curtis Keith, dated as of July 1, 2005	S-1/A	10.26	8/19/2005	333-121173
#10.14	Employment Letter Agreement with R. Eric McAllister, dated as of September 15, 2004.	S-1	10.27	12/10/2004	333-121173

*#10.15	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.				000-51171
#10.16	Restricted Stock Award Agreement, dated January 26, 2006, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/26/2006	000-51171
#10.17	Restricted Stock Award Agreement, dated January 26, 2006, by and between Robert Forrester and the Registrant.	8-K	10.2	1/26/2006	000-51171
#10.18	Restricted Stock Award Agreement, dated January 26, 2006, by and between Jan Lessem and the Registrant.	8-K	10.3	1/26/2006	000-51171
#10.19	Restricted Stock Award Agreement, dated January 26, 2006, by and between Curtis Keith and the Registrant.	8-K	10.4	1/26/2006	000-51171
#10.20	Restricted Stock Award Agreement, dated January 26, 2006, by and between Daniel Grau and the Registrant.	8-K	10.5	1/26/2006	000-51171
10.21	Founder's Agreement with Alexis Borisy, dated as of January 26, 2001.	S-1	10.28	12/10/2004	333-121173
10.22	Founder's Agreement with Curtis Keith, dated as of January 26, 2001.	S-1	10.29	12/10/2004	333-121173
10.23	Founder's Agreement with Michael Foley, dated as of January 26, 2001.	S-1	10.30	12/10/2004	333-121173
10.24	Founder's Agreement with Brent Stockwell, dated as of January 26, 2001.	S-1	10.31	12/10/2004	333-121173
10.25	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173
10.26	Sponsored Research Agreement, dated as of August 19, 2004, by and between Spinal Muscular Atrophy Foundation and the Registrant.	S-1	10.19	12/10/2004	333-121173
10.27	Agreement, dated as of February 18, 2005, by and between the Registrant and Novartis Pharmaceuticals Corporation.	S-1/A	10.33	2/18/2005	333-121173
10.28	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173
10.29	Research Agreement, dated as of August 9, 2005, by and between the Registrant and CHDI, Inc.	S-1/A	10.35	8/19/2005	333-121173

*10.30	First Amendment to Research Agreement, dated as of December 15, 2005, by and between CHDI, Inc. and the Registrant.				000-51171
10.31	Subcontract Agreement, effective August 10, 2005, between Science Application International Corporation and the Registrant.	S-1/A	10.36	8/19/2005	333-121173
10.32	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173
10.33	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173
10.34	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173
10.35	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173
10.36	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173
10.37	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173
10.38	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173
10.39	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173
†10.40	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173
10.41	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

*10.42	Research and License Agreement, dated January 30, 2006, between Fovea Pharmaceuticals SA and the Registrant.				000-51171
10.43	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173
*10.44	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.				000-51171
*21.1	List of subsidiaries.				000-51171
*23.1	Consent of Ernst & Young LLP.				000-51171
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14				000-51171
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14				000-51171
*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.				000-51171

*
Filed herewith.

†
Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K.

QuickLinks

INDEX
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
CombinatoRx, Incorporated
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CombinatoRx, Incorporated Consolidated Balance Sheets ( in thousands, except per share amounts )
CombinatoRx, Incorporated Consolidated Statements of Operations ( in thousands, except share and per share amounts )
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock, Common Stock and Stockholders' Deficit
CombinatoRx, Incorporated Consolidated Statements of Cash Flows ( in thousands )
CombinatoRx, Incorporated Notes to Consolidated Financial Statements ( in thousands, except share and per share amounts )
EXHIBIT INDEX