Form 10-Q
period 2006-03-31
COMBINATORX, INC
filed 2006-05-11
CIK 1135906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                     .

Commission File Number 000-51171

COMBINATORX, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3514457 (IRS Employer Identification Number)

245 First Street Sixteenth Floor Cambridge, Massachusetts (Address of Principal Executive Offices)	02142 (Zip Code)

(617) 301-7000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐                    Accelerated Filer: ☐              Non-Accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2006: 28,255,873 shares

COMBINATORX, INCORPORATED
QUARTERLY REPORT
ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in  “Risk Factors” and elsewhere in this quarterly report and that are otherwise described from time to time in our annual report on Form 10-K and the other Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.

Item 1. Financial Statements

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

CombinatoRx, Incorporated
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	As of	As of
	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$4,406	$9,079
Short-term investments	130,848	90,668
Restricted cash	148	148
Prepaid expenses and other current assets	6,326	3,204
Total current assets	141,728	103,099

Property and equipment, net	7,639	2,702
Restricted cash	4,000	2,500
Total assets	$153,367	$108,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,228	$1,230
Accrued expenses	2,421	2,312
Deferred revenue	9,355	9,334
Current portion of notes payable	1,291	1,048
Current portion of lease incentive obligation	365	87
Total current liabilities	17,660	14,011

Convertible notes payable of subsidiary	5,447	5,362
Notes payable, net of current portion and discount	1,125	816
Deferred revenue, net of current portion	14,246	16,250
Deferred rent	500	109
Lease incentive obligation, net of current portion	3,591	861

Minority interest in subsidiary	2,575	2,542

Stockholders’ equity:
Common stock, $0.001 par value: 60,000 shares authorized;
28,227 and 23,285 shares issued and outstanding at March 31, 2006
and December 31, 2005, respectively	28	23
Additional paid-in capital	213,624	177,777
Deferred compensation	—	(11,052)
Stock subscription receivable	(50)	—
Accumulated other comprehensive loss	(78)	(65)
Accumulated deficit	(105,301)	(98,333)
Stockholders’ equity	108,223	68,350
Liabilities and stockholders’ equity	$153,367	$108,301

CombinatoRx, Incorporated
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005

Revenue:
Collaborations	$3,247	$196

Operating expenses:
Research and development [1]	7,151	4,587
General and administrative [1]	3,985	1,624
Total operating expenses	11,136	6,211

Loss from operations	(7,889)	(6,015)
Interest income	1,083	177
Interest expense	(130)	(86)
Net loss	(6,936)	(5,924)

Accretion of preferred stock dividends	—	1,748
Net loss applicable to common shareholders	$(6,936)	$(7,672)

Net loss per share applicable to common stockholders—basic and diluted	$(0.29)	$(8.41)
Weighted average number of common shares used in calculation of basic and diluted net loss per share	23,739,960	912,310

[1] Amounts include stock-based compensation expense, as follows:
Research and development	609	464
General and administrative	919	447
Total stock-based compensation expense	$1,528	$911

CombinatoRx, Incorporated
Consolidated Statements of Cash Flow
(in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005

Operating activities
Net Loss	$(6,936)	$(5,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	281
Noncash interest expense	92	32
Stock-based compensation expense	1,528	911
Change in assets and liabilities:
Increase in prepaid expenses and other assets	(114)	(227)
Increase (decrease) in accounts payable	2,998	(236)
Increase (decrease) in accrued expenses	109	(545)
Increase in deferred rent	391	—
Decrease in deferred revenue	(1,983)	(3)
Net cash used in operating activities	(3,600)	(5,711)

Investing activities
Purchases of property and equipment	(5,252)	(187)
Purchase of short-term investments	(154,399)	(23,876)
Sale and maturities of short-term investments	114,206	28,747
Increase in restricted cash	(1,500)	—
Net cash (used in) provided by investing activities	(46,945)	4,684

Financing activities
Proceeds from issuance of common stock	45,290	—
Proceeds from exercise of stock options	36	12
Proceeds from note payable	806	—
Repayment of note payable	(260)	(228)
Net cash provided by (used in) financing activities	45,872	(216)

Net decrease in cash and cash equivalents	(4,673)	(1,243)

Cash and cash equivalents at beginning of the period	9,079	2,156
Cash and cash equivalents at end of the period	$4,406	$913

Non-cash financing activity:
Receivable for lease incentive obligation	3,008	—
Stock subscription receivable	$50	$—

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 20, 2006.

2. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three Months Ended March 31,
	2006	2005

Net loss	$(6,936)	$(7,672)
Other comprehensive loss:
Unrealized loss on investments	(78)	(49)
Comprehensive loss	$(7,014)	$(7,721)

3. Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. For the three months ended March 31, 2006 the Company recorded expense of approximately $1,528 in connection with its share-based payment awards.

Stock Plans

In 2000, the Company adopted the 2000 Stock Option Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options.  In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan (“2004 Plan”), which was effective upon the Company’s initial public offering on November 9, 2005. The Company has reserved 1,714,286 shares of the Company’s common stock for issuance under the 2004 Plan. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. Generally, stock options and restricted stock granted to employees pursuant to the 2000 and 2004 Plans fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years.

The Board of Directors, or the Compensation Committee of the Board of Directors, administers the 2000 Plan and the 2004 Plan and has sole discretion to grant options to purchase shares of the Company’s common stock and other stock-based awards. The Compensation Committee determines the exercise price and the period over which options become exercisable. However, incentive stock options may not be granted at less than 100% of the fair market value of the Company’s common stock as determined by the Compensation Committee at the time of grant, or for a term in excess of ten years. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant, and for a term not to exceed five years.

The Company adopted SFAS 123R under the prospective method for stock options granted prior to January 1, 2005 since stock options granted prior to that date were valued under the minimum value method with no volatility factor. The Company applied the modified prospective method for stock options and restricted stock awards granted after January 1, 2005, since once the Company was in registration for its initial public offering in 2005, it began to value the stock options granted in 2005 under the Black Scholes Method using a volatility factor for purposes of proforma footnote disclosure under SFAS 123. Under the modified prospective method, the Company recognized compensation expense for all share-based payments to employees based on the grant date estimate of fair value for those awards beginning on January 1, 2006. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its share based payment awards. Under APB 25, since the exercise price of certain of the Company’s employee stock options was less than the market price of the underlying stock on the date of the grant in 2003, 2004 and 2005, the Company had recorded compensation expense in its financial statements. Compensation expense recognized under APB 25 was $911 in the three months ended March 31, 2005.

The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(in thousands, except per share amounts)
Net loss as reported	$(7,672)
Add: Stock-based employee compensation expense included in reported net loss	911
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(964)

Pro forma net loss	$(7,725)

Net loss per share applicable to common stockholders, as reported-basic and diluted:	$(8.41)

Pro forma net loss per share applicable to common stockholders-basic and diluted:	$(8.47)

Upon adoption of SFAS 123R, the Company will recognize the stock-based compensation expense associated with awards granted after January 1, 2006 and the unamortized compensation expense related to the unvested awards outstanding as of January 1, 2006. During the three months ended March 31, 2006, the Company recognized stock-based compensation expense of $1,317 for outstanding stock options and $211 for outstanding awards of restricted stock. Upon the adoption of SFAS 123R, the Company reversed deferred stock-based compensation expense of $11,052 to additional paid-in-capital. No cumulative catch-up adjustment related to forfeitures was recorded.

As a result of the adoption of SFAS 123R, loss from operations, net loss and net loss per basic and diluted share decreased by $621, $621 and $.03, respectively. The adoption of SFAS 123R had no effect on the statement of cash flows due to the Company’s net loss position.

A summary of the status of our stock option plans at March 31, 2006 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remainig Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,585,876	$3.22		$
Options granted	315,000	10.58
Options forfeited	(7,267)	4.31
Options expired	(7,143)	0.88
Options exercised	(37,507)	0.95

Options outstanding at March 31, 2006	3,848,959	3.85	8.45	31,279
Vested or expected to vest at March 31, 2006	3,656,698	3.72	0.99	30,172
Options exercisable at March 31, 2006	1,375,148	$0.95	7.10	$15,122

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2006 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006.

A summary of the Company’s non-vested stock options as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	2,273,973	$4.54
Granted	315,000	10.58
Vested	(63,245)	1.16
Forfeited	(14,410)	2.61
Exercised	(37,507)	0.95

Non-vested at March 31, 2006	2,473,811	$5.08

The following table presents weighted average price information about significant option groups exercisable at March 31, 2006:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$0.18 to 0.18	50,429	$0.18
$0.87 to 0.88	1,074,364	0.88
$1.31 to 1.31	245,355	1.31
$7.79 to 7.79	2,000	7.79
$8.34 to 9.55	3,000	8.87
	1,375,148	$0.95

As of March 31, 2006, there was $15,750 of total unrecognized compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.63 years.

Upon the exercise of stock options, the Company issues new common stock from its authorized shares. Cash received from options exercised in the quarters ended March 31, 2006 and 2005 was $36 and $12, respectively. The intrinsic value of stock options exercised for the three months ended March 31, 2006 and March 31, 2005 was $420 and $153, respectively.

The Company valued stock options using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates, derived from periods of business activity most likely to be representative of future periods. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company’s annual forfeiture rate for the three months ended March 31, 2006 was 4.89%.

During the three months ended March 31, 2006, the weighted-average fair value of the options granted under the stock option plans was $6.52, using the following assumptions:

Expected term (life in years)	5.47
Interest rate	4.82%
Volatility	66.12%
Dividend yield	—

Since the Company recently completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of seven peer companies to support the assumptions used in its calculations for the three months ended March 31, 2006. The Company averaged the volatilities and expected terms of these seven peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of March 31, 2006, and changes during the quarter ended March 31, 2006 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	195,000	$10.52
Vested	(10,000)	11.15
Canceled	—	—

Nonvested at March 31, 2006	185,000	$10.49

As of March 31, 2006, there was $1,664 of total unrecognized compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested was $112 in the three months ended March 31, 2006.

Awards to Non-Employees

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. During the three months ended March 31, 2006, the Company issued 10,000 shares of vested restricted stock to a non-employee. The shares were valued at $112 and recorded as compensation expense in the three months ended March 31, 2006. There were no grants to non-employees during the three months ended March 31, 2005.

4. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible preferred stock, redeemable convertible preferred stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Three Months Ended March 31,
	2006	2005
As reported:
Net loss applicable to common stockholders	$(6,936)	$(7,672)
Weighted-average common shares outstanding	23,739,960	912,310
Net loss per share applicable to common stockholders—basic and diluted	$(.29)	$(8.41)

The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2006 and 2005, as they would be anti-dilutive.

	Three Months Ended March 31,
	2006	2005
Convertible preferred stock and redeemable convertible preferred stock	—	13,366,644
Options and unvested restricted stock outstanding	4,033,959	2,547,141
Warrants outstanding	124,252	171,924
Convertible notes payable	509,136	—

5. Notes Payable

In July 2004, the Company entered into a loan agreement (the 2004 GE Agreement) with General Electric Capital Corporation (GECC). The Company borrowed all $3,000 available under the 2004 GE Agreement during 2004. In June 2005, the 2004 GE Agreement was amended (“Amended 2004 GE Agreement”) to establish a new line of credit which enabled the Company to borrow an additional $1,000 through June 2006. Borrowings are collateralized by substantially all of the Company’s assets. In March 2006, the Company borrowed an additional $806 under the Amended 2004 GE Agreement repayable over a 36 month term at an interest rate of 10.52%. At March 31, 2006, $2,453 was payable under the Amended 2004 GE Agreement and $35 was available to be borrowed. The Amended 2004 GE Agreement contains a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event.

6. Research and Development Agreements

On January 30, 2006 (the “Effective Date”), the Company entered into a research and license agreement with Fovea Pharmaceuticals SA (“Fovea”). Under the terms of the agreement, Fovea agreed to fund and conduct pre-clinical and clinical development of combination drug candidates it selects from the Company’s portfolio, including creating ophthalmic formulations. Additionally, Fovea agreed to develop promising combination candidates up to the start of Phase III clinical trials. In exchange for Fovea’s development investment, the Company granted to Fovea an exclusive license to commercialize selected products in Europe and certain additional countries. The Company will retain exclusive rights to commercialize selected products in North America. The parties will have co-exclusive rights in Japan and Taiwan. Under the agreement, the Company also granted to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat specified diseases of the front of the eye. Fovea is entitled to select up to 10 drug combinations from the Company, pursuant to certain selection criteria which includes limiting the selected combinations to Selective Steroid Amplifiers, as defined in the agreement, during a period beginning as of the Effective Date and continuing for 135 days, which may be extended for not more than 60 days. In consideration for the licensed combinations to treat specified diseases of the front of the eye, the Company is entitled to receive license execution fees, development milestones and royalties from Fovea if certain conditions within the agreement are satisfied. The

Company may receive up to $750 in license execution fees and received the first nonrefundable payment of $250 in February 2006. The second payment relating to the license execution fee of $500 is due to be paid prior to the expiration of the period for selection of drug combinations. The Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea. The Company recorded the $250 license execution payment received in February 2006 as long-term deferred revenue due to significant continuing involvement on a Joint Steering Committee that has an indefinite term.

7. Common Stock

On March 24, 2006, the Company completed a private placement (the “Private Placement”) of 4,682,942 shares of common stock (the “Shares”) at a price of $10.25 per share for net proceeds of approximately $45,340.

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers of Shares in the Private Placement in which the Company agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) by April 24, 2006 to register the resale of the Shares sold through the Private Placement. The Company filed a resale Registration Statement on Form S-1 with the Commission on April 24, 2006. The Company also agreed to use its commercially reasonable efforts to have the Registration Statement declared effective within 90 days after the closing of the Private Placement if the Registration Statement receives no Commission review or 150 days after the closing of the Private Placement if the Registration Statement receives Commission review. If the Registration Statement is not declared effective by the applicable required date, then the Company has agreed to pay each purchaser as liquidated damages an amount equal to 1.0% of the purchase price paid by each such purchaser in the Private Placement upon such event and on each monthly anniversary thereof until the Registration Statement is declared effective, subject to the aggregate limit on liquidated damages described below. In addition, the Company agreed to use its commercially reasonable efforts to keep the Registration Statement effective until the earlier of two years after the effective date of the Registration Statement, the date on which the Shares may be resold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If, after the Registration Statement is declared effective, the Company suspends the use of the Registration Statement by the purchasers for the resale of the Shares, the Company has agreed to pay each purchaser as liquidated damages an amount equal to 1.0% of the purchase price paid by each such purchaser in the Private Placement for each month that the use of the Registration Statement is suspended in excess of 30 consecutive days or more than 60 days in any 12-month period, subject to the aggregate limit on liquidated damages. Under the Purchase Agreement, the maximum aggregate amount of liquidated damages payable to each purchaser is limited to 10% of the purchase price paid by each such purchaser in the Private Placement. As of March 31, 2006, the Company has not incurred any liquidated damages relating to these provisions.

8. Commitments

On March 9, 2006, the Company amended (the “First Amendment”) the October 18, 2005 operating lease for office and laboratory space in Cambridge, Massachusetts. The First Amendment provides for 23,199 square feet of additional laboratory space. The Company has committed to lease this additional space through January 2017. In addition, the First Amendment extends the original lease term of the existing space an additional two months. The future minimum lease payments of the First Amendment approximate $12,000. Additionally, the First Amendment contains rent escalation, rent holiday, and leasehold improvement incentives. In connection with the lease, the Company will receive approximately $2,900 of leasehold improvement incentives from the landlord, in addition to the $4,000 the Company is due under the original lease. The Company will record rent expense on a straight-line basis over the effective lease term. Leasehold improvements will be amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The Company provided an additional $1,500 standby letter of credit as security for the First Amendment. The certificate of deposit that collateralizes the standby letter of credit is included in restricted cash on the balance sheet.

9. Subsequent Events

On April 5, 2006 (the “Effective Date”), the Company entered into a Collaboration and Development Agreement (the “Agreement”) with Adipogenix, Incorporated to perform joint research and development activities for the discovery of novel compounds for the systemic treatment of obesity. Under the terms of the

Agreement, the Company will contribute labor, compounds and data analysis and Adipogenix shall provide labor, cell based assays and screening resources. The purpose of the Agreement is to discover novel uses for the Company’s compounds in the field of obesity, to perform the preclinical studies required to initiate human clinical trials in the field and to share equal ownership of each successful candidate compound. If the research under this Agreement is successful, the parties will enter into a separate co-development agreement which will govern the clinical development and commercialization of future product candidates. If the parties do not execute a co-development agreement on or before the six month anniversary of the end of the preclinical period, the Agreement will terminate.

The Agreement will be comprised of a twelve (12) month screening period beginning as of the Effective Date and a preclinical period running for fifteen (15) months after the screening period. During the screening period the parties will perform tasks as outlined in the Agreement, at their own cost, with the objective of identifying compounds to be tested in the preclinical period. Upon initiation of the preclinical period, the parties have agreed that all costs associated with the Agreement will be aggregated and split equally between the parties. The parties may designate up to five (5) such compounds for preclinical development. If no preclinical compounds are designated, the Agreement will terminate. The parties have each agreed to spend up to $250 of expense in efforts related to implementing the preclinical development of selected compounds. During the last three (3) months of the preclinical period the parties shall identify and select which of the preclinical compounds shall be tested in clinical trials. The parties will jointly own all clinical trial compounds, related data and intellectual property. In the event that no clinical trial compounds are designated, the Agreement shall terminate.

On April 19, 2006, the Company’s subsidiary, CombinatoRx (Singapore) Pte. Ltd., received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5,830 to support infectious disease drug research and development. The Research Incentive Scheme for Companies (RISC) grant is intended to encourage the development of strategic technologies and capabilities in Singapore. The RISC grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by CombinatoRx Singapore, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, qualifying costs are reimbursed at the rate of 70% when applied for by CombinatoRx Singapore, with the remaining 30% reimbursed upon completion of the research and development project. The grant extends through September 30, 2010. If CombinatoRx Singapore breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from CombinatoRx Singapore. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and their notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report or in our annual report on form 10-K, particularly under the heading ‘‘Risk Factors That May Affect Future Results.’’

Overview

We are a biopharmaceutical company focused on developing new medicines built from synergistic combinations of approved drugs. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities, debt financings and revenue from collaboration agreements. We have never been profitable and, as of March 31, 2006, we have an accumulated deficit of $105 million. We had net losses of $29.5 million for the year ended December 31, 2005 and of $6.9 million for the three months ended March 31, 2006.

We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to raise additional capital and generate significant revenues to achieve profitability and may never do so.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2005 related to revenue recognition and stock-based compensation. With the adoption of SFAS 123R on January 1, 2006, we have identified the estimates and assumptions that accompany the fair value determination of our stock option awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2006.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2005 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2005. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2005 is not included in the statement of operations. Options granted after January 1, 2005 are included due to the fact that once we were in registration for our initial public offering, we included a volatility factor in our Black Scholes calculations for purposes of the proforma footnote disclosures under SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by our estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”). Under APB 25, when the exercise price of options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

SFAS 123R requires share-based payments to employees to be measured at fair value. However, the valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. We use the Black-Scholes pricing model in order to calculate the estimated fair value for our stock options. The Black-Scholes calculation requires input values for the following variables:

•   the stock option exercise price,

•   the expected term of the option,

•   the grant date price of our common stock,

•   the expected volatility of our common stock,

•   expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future), and

•   the risk free interest rate for the expected option term.

Making estimates for the values required by Black Scholes is more easily accomplished if a company has a substantial public market trading history. Since we have a limited history as a publicly traded entity, we relied on data from seven peer companies similar to ours in generating our assumptions. Of the variables mentioned above, the estimates for expected term and stock price volatility are the most subjective. In accordance with the guidance provided in Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), we generated our estimates by performing an analysis of these peer companies’ expected term and volatility data as reported in their filings with the SEC. We started with a list of approximately 25 companies engaged in business operations similar to ours within the healthcare sector and reduced the list to seven peers that were most reflective of the Company based upon having in-the-money options (options with exercise prices below the current market price of the underlying stock), a trading history of sufficient duration (at least as long as its expected term) and option life and vesting terms similar to ours (10 year options with approximately 4 year vesting).

The expected term represents the period of time that options granted are expected to be outstanding prior to being exercised. We believe the expected term of our options will follow the average term of our peer group. Thus, we selected 5.47 years as our term which is the average term of our peer group. The range of expected terms within our peer group was between 4.5 and 6.2 years. Volatility represents the expected change in the price of our stock during the expected term of our stock options. To estimate our volatility, we calculated the average historical stock volatility of our peer group (over a period equal to our expected term) of 61.5%, including a small weight applied to our historical volatility. As we gain further trading history, we will continue to increase the weight of our own volatility in the overall volatility calculation.

The risk free interest rates used in the Black Scholes model are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the option. We have not issued in the past and have no plans to issue dividends for the foreseeable future.

The specific valuation assumptions discussed above have been applied to stock options that we granted subsequent to our adoption of SFAS 123R on January 1, 2006. However, approximately one half of the stock-based compensation expense recorded in the three months ended March 31, 2006 relates to the continued vesting of stock options that were granted in 2005 and the amortization of the stock-based compensation expense charged on stock options granted at below fair value in 2003 and 2004. In accordance with the transition provisions of SFAS 123R, the grant date estimates for these options have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate for the Black Scholes value of stock options granted in 2005 are disclosed in our prior annual report on Form 10-K, as filed with the SEC.

Upon the adoption of SFAS 123R, we also began to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates, derived from periods of business activity most likely to be representative of future periods, to be the most appropriate measure of forfeitures. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. Our annual forfeiture rate estimate for the three months ended March 31, 2006 was 4.89%. Had we used a forfeiture rate of 0% in our calculations, the total stock-based compensation expense recorded for the three months ended March 31, 2006 would have increased by approximately $403,000.

As of March 31, 2006, there was $10.3 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.0 years. Additionally, we have $7.1 million of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.4 years.

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Results of Operations

Comparison of the Three Months ended March 31, 2006 and March 31, 2005

Revenue.   For the three months ended March 31, 2006 we recorded $3.2 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, the Spinal Muscular Atrophy Foundation, Sirtris Pharmaceuticals, CHDI, Inc., SAIC (NINDS) and from a grant from NIAID. For the three months ended March 31, 2005, we recorded revenue of $196,000 from our research and development collaborations with the Spinal Muscular Atrophy Foundation and Accelerate Brain Cancer Cure, Inc.

Research and Development.   Research and development expense for the three months ended March 31, 2006 was $7.2 million compared to $4.6 million for the three months ended March 31, 2005. The $2.6 million increase over the prior period was primarily due to $937,000 of laboratory related expenses incurred to support a higher number of research and development collaborations, an increase of $711,000 for personnel, outside services and travel in order to support expanded activities in our research and clinical development departments, $503,000 of facilities-related expenses resulting from our move and expansion into new facilities in Cambridge, Massachusetts and $145,000 relating to increased non-cash stock-based compensation expense.

General and Administrative.   General and administrative expense for the three months ended March 31, 2006 was $4.0 million compared to $1.6 million for the three months ended March 31, 2005. The $2.4 million increase over the prior period was primarily due to $828,000 of increased headcount, travel and related expenses to support our operations as a publicly traded company as well as the expansion of our business development capabilities, $611,000 of legal, intellectual property and other professional fees,

$235,000 of facilities related expenses due to the expansion into new facilities in Cambridge, Massachusetts and $472,000 relating to increased non-cash stock-based compensation expense.

Interest Income.   Interest income increased to $1.1 million for the three months ended March 31, 2006 from $177,000 for the three months ended March 31, 2005. The increase in interest income was a result of our higher cash balance in the 2006 period compared to 2005, invested at higher interest rates in 2006 than were available in 2005. Specifically, our average cash balance was $91.5 million compared to $26.9 million for the three months ended March 31, 2006 and 2005, respectively. The average annualized return on these funds was 4.46% compared to 2.26% during the three months ended March 31, 2006 and 2005, respectively. The increase in our average cash balance for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted from the completion of our initial public offering in November 2005, our collaboration with Angiotech as well as the closing of a private placement of common stock in March 2006.

Interest Expense.   Interest expense increased to $130,000 for the three months ended March 31, 2006 from $86,000 for the three months ended March 31, 2005. The increase was primarily due to interest expense of $70,000 incurred during the three months ended March 31, 2006 on a $5.5 million convertible note issued in August of 2005 to BioMedical Sciences Investment Fund Pte Ltd, an investor in our Singapore subsidiary.

Accretion of Dividends on Preferred Stock.   Accretion of dividends on our convertible preferred stock for the three months ended March 31, 2006 was $0 compared to $1.7 million for the three months ended March 31, 2005. The zero balance in the three months ended March 31, 2006 is the result of our convertible preferred stock automatically converting into shares of common stock upon the completion of our initial public offering, after which, no further accretion of dividends was recorded.

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $104.9 million. Our initial public offering provided aggregate net cash proceeds of $43.8 million and a private placement of our common stock in March 2006 provided aggregate net cash proceeds of $45.3 million. We have also generated funds from debt financing and from payments from our collaboration partners. As of March 31, 2006, we had cash, cash equivalents and short-term investments of approximately $139.4 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities and money market funds. Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next three and one half years.

During the three months ended March 31, 2006 and March 31, 2005 we used $3.6 million and $5.7 million, respectively, from operating activities. The net use of cash from operations in both periods is attributed to our loss from operations adjusted for changes in working capital experienced during the periods. The change in the use of funds from operations in the 2006 period as compared to the 2005 period was due primarily to increases of $617,000 in stock-based compensation charges and an increase in accounts payable due to amounts owed to the construction contractor for leasehold improvements at our new facility in Cambridge, Massachusetts.

Our investing activities reflect a use of cash of $47.0 million for the three months ended March 31, 2006 compared to an increase in cash of $4.7 million for the three months ended March 31, 2005. The cash used in investing activities in the three months ended March 31, 2006 was primarily due to purchases of short term investments. Our investing activities in all periods consist of purchases of property and equipment, primarily lab equipment, the purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $5.2 million in capital expenditures for the three months ended March 31, 2006 principally related to leasehold improvements and furniture and fixtures for our new office and lab facility in Cambridge, Massachusetts.

Our financing activities provided $45.9 million as of March 31, 2006 as compared to a $216,000 use of cash for the three months ended March 31, 2005. The increase in the three months ended March 31, 2006 is due to the completion of a private placement of our common stock to investors in March 2006. The completion of the private placement resulted in net proceeds to us of $45.3 million.

For the three months ended March 31, 2006, we received $1.0 million in payments from our collaborations and research and development agreements with: Fovea Pharmaceuticals, SAIC (NINDS), the Spinal Muscular Atrophy Foundation (SMAF), CHDI, Inc., and a grant from NIAID. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, Fovea, HenKan Pharmaceutical Company, SMAF, CHDI, Inc., SAIC and government grants from NIAID, and from any other collaborative agreements into which we might enter.

In March 2006, we borrowed $806,000 from our existing equipment line of credit with General Electric Capital Corporation. Amounts borrowed under the facility are repayable over 36 months and bear interest at 10.52% per annum. Once drawdowns under the facility are repaid, they may not be reborrowed. As of March 31, 2006, there was $2.5 million outstanding under this line of credit, and $35,000 remained available. In the three months ended March 31, 2006 we repaid $260,000 of the amounts borrowed under the facility and no warrants granted to the lender in connection with providing the line of credit had been exercised.

On March 9, 2006, we entered into an amendment to the lease for our new Cambridge, Massachusetts office and laboratory facility. Because the amendment increases the total space we rent at the Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. In addition, under the lease agreement as amended, we expect to receive approximately $6.9 million in tenant improvement funds from the landlord during 2006. We submitted $4.0 million in tenant improvement reimbursements to the landlord during the three months ended March 31, 2006. We expect to invest approximately $3.5 to $4.5 million in additional leasehold improvements, equipment, furniture and fixtures associated with our expanded facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of March 31, 2006, we had cash, cash equivalents and marketable securities of $139.4 million consisting of cash and highly liquid, short-term and long-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

Transactions by our subsidiary, CombinatoRx Singapore, may be denominated in a currency other than the entity’s functional currency, which is the United States dollar. Exchange gains or losses resulting from the translation between the currency in which a transaction is denominated and CombinatoRx Singapore’s functional currency are included in net loss for our consolidated financial statements. Fluctuations in exchange rates, primarily between the United States dollar and the Singapore dollar, may adversely affect our results of operations, financial position and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the 1934 Act, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

As required by Rule 13a-15(d) of the 1934 Act, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded no such changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal  Proceedings

 We are currently not a party to any material legal proceedings.

Item 1a. Risk Factors.

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

Our approach to drug discovery and development is complex and unproven and has not been successfully used or, to our knowledge, attempted by any company. Previously unrecognized or unexpected defects or limitations to our drug discovery technology may emerge, which we may also be unable to overcome or mitigate. We cannot be certain of the value of any of our current or future product candidates. None of the product candidates identified or developed to date, through the application of our business model and drug discovery technology, has been approved by any regulatory agency or been commercialized.

While we are advancing product candidates into phase I/II or phase IIa proof-of-concept clinical trials on the basis of their approved drug components, these product candidates could fail in these or future clinical trials. In addition, we may be required to conduct additional preclinical and phase I clinical studies for the new formulations we develop of our product candidates. If the additional preclinical or phase I clinical studies required for a product candidate’s formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug may also require additional clinical trials for each component drug as well as for the component drugs in combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

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

All of our product candidates are in an early stage of development and their risk of failure is high. To date, the data supporting our drug discovery and development programs is derived solely from either laboratory and preclinical studies and limited early stage clinical trials that were not all designed to be statistically significant or proof-of-concept clinical trials, some of which are exploratory in nature. It is impossible to predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may be unable to find safe and effective doses and dose ratios for our product candidates without extensive clinical trials and substantial additional costs, if at all.

We must select the doses, including the amount, frequency and duration, of each of the two active pharmaceutical ingredients included in our product candidates, and the relative amounts, or dose ratios, of these doses. Our clinical trials in humans may show that the doses or dose ratios we select based on our high throughput screening, animal testing or early clinical trials do not achieve the desired therapeutic effect in humans, or achieve this effect only in a small part of the population. Even if the doses or dose ratios we select show efficacy in humans, the resulting doses or dose ratios of our active pharmaceutical ingredients may not have acceptable safety profiles for our targeted indications. Furthermore, even if we believe that our preclinical and clinical studies adequately demonstrate that the doses or dose ratios we select for our product candidates are safe and effective in humans, the FDA or other regulatory agencies in the United States and foreign jurisdictions may determine that our clinical trials do not support our conclusion. We may be required to conduct additional long-term clinical studies and provide more evidence substantiating the safety and effectiveness of the doses or dose ratios we select in a significant patient population. If we need to adjust the doses or dose ratios, we may need to conduct new clinical trials. We may also be required to make different doses or dose ratios available for different types of patients. All of this may result in significant delays and additional costs or prevent commercialization of our product candidates.

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

Four of our product candidates, and several of our earlier stage preclinical products, seek to increase the therapeutic effect of a reduced-dose corticosteroid or a calcineurin inhibitor by the combination of such steroid or calcineurin inhibitor with a second pharmaceutical ingredient that serves as an enhancer agent. The adverse side effects of the steroids, the calcineurin inhibitor and the antidepressant or other enhancer agent included in these drug candidates are significant and generally increase as their dosage and/or duration of therapy increases. As a result, the success of these product candidates depends upon the ability of an acceptable dose of the candidate’s enhancer agent to selectively amplify the therapeutic effect of a reduced-dose steroid or reduced-dose calcineurin inhibitor, without causing unacceptable expected or unexpected adverse side effects. To achieve sufficient efficacy in humans, we may need to include higher doses of the steroid or calcineurin inhibitor, or of the enhancer agent, than we expected to include based on our screening procedures, preclinical trials and limited clinical trials. As a result, our selective steroid amplifier, our enhanced calcineurin inhibitor or synergistic cytokine modulator product candidates could have greater adverse side effects than anticipated and could fail to achieve risk-to-benefit profiles that would justify their continued development.

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

While an active pharmaceutical ingredient in one of our product candidates may be safe, or have an acceptable risk-to-benefit profile, when administered as a single agent for its approved indications, the same active pharmaceutical ingredient when delivered in combination with the other active pharmaceutical ingredient in the product candidate may cause serious unexpected or unacceptable adverse side effects. Our discovery technology is not designed to and does not detect adverse side effects that may result from the combination of the two drugs. At this time, due to the early stage of the clinical trials for our product candidates, we are not aware of any adverse side effects resulting solely from the delivery in combination of the approved drugs included in our clinical stage product candidates. However, such side effects could be discovered in the course of performing clinical trials of our product candidates. In addition, the active pharmaceutical ingredients in a product candidate may not be approved for treatment of the product candidate’s targeted disease and may result in additional adverse side effects not typically associated with products for treatment of such a disease. The FDA or other regulators could require preclinical and phase I studies testing for combination side effects before we advance product candidates to further clinical trials.

We may not be able to initiate and complete clinical trials for our product candidates.

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In particular, we have experienced delays in enrollment of our Phase IIa Rheumatoid Arthritis clinical trials, primarily due to competing therapies otherwise available to the relevant patient population. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States and foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews and our trials could be halted for these or other reasons. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

We may devote substantial time and resources to clinical trials that may not be predictive of efficacy in other indications or to screening a cell-based model which is not predictive of results in humans.

We have conducted or are conducting exploratory Phase IIa clinical trials of four of our product candidates, CRx-102, CRx-119, CRx-139 and CRx-150, in patients with chronic adult periodontitis, a bacterial disease of the gums with an inflammatory component. Each of these product candidates has been or is being studied in clinical trials of other immuno-inflammatory diseases. These periodontitis clinical trials were designed as exploratory studies to measure the effect of our product candidates for immuno-inflammatory diseases on a number of immuno-inflammatory biomarkers, in addition to an endpoint of efficacy in the treatment of periodontitis. We believe the results of these studies will allow us to compare and contrast the immuno-inflammatory properties of our portfolio of immuno-modulating product candidates and potentially inform our decisions as to which immuno-inflammatory diseases these product candidates should be developed. To our knowledge, the use of clinical trials in chronic adult periodontitis to predict the efficacy of a product candidate in another immuno-inflammatory disease has not been done. Due to the unproven nature of this approach to the clinical development of certain of our product candidates, there are risks that the results from these clinical trials will not be sufficient to inform our clinical development decisions regarding CRx-102, CRx-119, CRx-139 and CRx-150 or that positive or negative results from these clinical trials may not be predictive of efficacy of these product candidates in other immuno-inflammatory diseases we are interested in developing drugs to treat. If these periodontitis clinical trials do not provide useful data or are not predictive of efficacy in other indications, we will be required to make development decisions based on the results of the other clinical trials of these product candidates in specific immuno-inflammatory diseases, which could delay the development of these product candidates. In addition, we may be required to expend additional resources on additional clinical trials or other research to determine whether to develop these product candidates. Finally, the public announcement of the results from these exploratory periodontitis clinical trials may cause some of our collaborators to choose not to co-develop these product candidates in their fields and may also cause volatility in our stock price.

In addition, when conducting high throughput screening of selected cell-based models for specific diseases, we must devote months of time to testing thousands or millions of drug and dose combinations against a cell-based model for a selected disease. We may not be able to obtain, through our screening of a cell-based model, the information we seek regarding the effects of drug and dose combinations on multiple biological pathways. The cell-based model that we select may not accurately predict the effects in humans of the drug and dose combinations tested in the model. This failure may not be apparent until the completion of costly clinical trials. As a result, we may expend considerable resources and substantial time in generating results that are not useful or in conducting clinical trials that are not successful.

Financing arrangements for our  subsidiary CombinatoRx (Singapore) Pte Ltd., which we refer to as CombinatoRx Singapore,  may cause substantial dilution to our stockholders, limit our control over important development decisions, divert resources away from other projects, prevent us from entering into relationships with third parties for infectious disease indications and result in the loss of significant intellectual property rights.

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

Since our inception in 2000, we have grown to approximately 100 employees and advanced seven product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, the Spinal Muscular Atrophy Foundation, HenKan Pharmaceutical, CHDI, Inc., National Institutes of Health, Accelerate Brain Cancer Care and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We have no manufacturing, sales or distribution capabilities and lack the collaborations, resources, capabilities, and experience necessary to clinically develop, formulate, manufacture, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We expect to depend on collaborators, licensees, clinical research organizations, manufacturers and other third parties to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop. We also rely on obtaining sufficient quantities of the approved drugs in our product candidates from sources acceptable to the FDA and other regulators for early stage clinical trials.

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

We cannot guarantee that we will be able to successfully negotiate agreements for relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain these agreements, we may not be able to clinically develop, formulate, manufacture, test, obtain regulatory approvals for or commercialize our product candidates.

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

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, testing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments, including a treatment regime of the individual approved drugs included in our combination products.

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

We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of March 31, 2006, we had an accumulated deficit of $105 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next three and a half years. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

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

The preclinical development, clinical trials, manufacturing, marketing, testing, and labeling of pharmaceuticals and medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug and medical device approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products and medical devices can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or medical device to meet a regulatory agency’s requirements for safety, efficacy and quality. In addition, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

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

• unfavorable FDA inspection of a manufacturing, testing, labeling or packaging facility for drug substance or drug product;

• unfavorable FDA inspection and review of a clinical or pre-clinical trial site or records of any clinical or preclinical investigation;

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

Our proposed products are composed of drugs previously approved as single agents, and as a result, there is significant pre-existing information on the safety of those drugs as single agents for their approved indications in the form of animal studies, phase I pharmacokinetic and other clinical studies and actual clinical experience. Nonetheless, new safety issues may arise when the previously approved drugs are used in combination in our products or when the proposed combination products are used in different treatment regimens for disease indications different than the disease indications for which the components are used as single agents. For example, the combination might be proposed for long-term use for a chronic condition, while the single agents are currently approved for short-term use in acute conditions. In addition, if a component has not been approved in all jurisdictions in which approval of the combination is sought, the regulatory agencies having authority over the combination in the jurisdictions that had not approved each component as a single agent may require us to submit data that would not otherwise be required. If any of these issues arises, we may be required to conduct additional preclinical and phase I clinical trials for the formulations we develop of our product candidates. If the additional preclinical or phase I clinical trials required for a product candidate’s formulation are extensive, it could delay or prevent further development of the product candidate.

The FDA and other regulatory agencies may require more extensive or expensive trials for our combination product candidates than may be required for single agent pharmaceuticals.

To obtain regulatory approval for our combination product candidates, we may be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials for each component drug as well as for the component drugs in combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA continues to review products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing and sale of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing and sale of our products.

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

If a third party holds a patent to a composition or method of use of an approved drug that is a component of one or more of our product candidates, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. In particular, there are recently issued patents in Australia and Canada that cover the use of pentamidine, one drug in product candidate CRx-026, for the treatment of cancer. We may not be able to develop or commercialize CRx-026 in Australia or Canada without first obtaining a license to these patents, or waiting for them to expire. There are counterpart patent applications pending in other countries, including in the United States and Europe. In the event that one or more of these pending counterpart applications issues as a patent, we may not be able to develop or commercialize CRx-026 in a country in which such a counterpart patent issues without first obtaining a license to such patent, or waiting for it to expire. For two of our other product candidates, CRx-139 and CRx-170, some of the various formulations and methods of use of one drug in the combination are covered by third party patents which could pose an impediment to our ability to develop and commercialize these products. We believe that other formulations and methods of use of these drugs, which are not covered by any third party patents, are available. However, we cannot be sure that the unpatented formulations or methods of use of these drugs will be the optimal formulation, or that a feasible formulation for these product candidates will be available. Additionally, there are three United States patents that may cover therapeutic uses of our preclinical Type II diabetes product candidates. We may not be able to develop or commercialize our preclinical Type II diabetes product candidates without first obtaining a license to these patents, or waiting for them to expire . Our business will be harmed if we are unable to use the optimal formulation or methods of use of the component drugs that comprise our product candidates. This may occur because the formulations or methods of use are covered by one or more third party patents, and a license to such patents is unavailable or is available on terms that are unacceptable to us.

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

The sale of a substantial number of shares of common stock by us or by our stockholders after the expiration of lock-up agreements associated with our initial public offering or in other circumstances may cause the market price of our common stock to decline.

The market price of our common stock may decline if we or our current stockholders sell shares of our common stock. As of March 31, 2006, we had 28,227,303 shares of common stock outstanding. In addition, as of March 31, 2006, options to purchase 3,848,959 shares of our common stock were outstanding. As of March 31, 2006, warrants to purchase 124,252 shares of our common stock were outstanding, and the preferred stock of CombinatoRx Singapore with a liquidation preference of $2.5 million and convertible promissory notes of CombinatoRx Singapore with a principal amount of $5.5 million held by or to be issued to BioMedical Sciences may be converted into our common stock, which may also be dilutive to holders of our common stock.

Holders of 16,464,614 shares of our common stock, and holders of options to purchase 3,585,876 shares of our common stock and holders of warrants to purchase 124,252 shares of our common stock, signed lock-up agreements in connection with our initial public offering. Under these lock-up agreements, our stockholders have agreed, subject to certain limited exceptions, not to sell any shares of our common stock (or securities convertible into or exchangeable or exercisable for common stock) owned by them for a period of 180 days after the closing of our initial public offering, or until May 9, 2006, unless they first obtain the written consent of SG Cowen & Co., LLC. At the end of such 180-day period, which may be extended under certain circumstances, approximately 14.4 million shares of common stock will be eligible for immediate resale subject to the applicable provisions under Rule 144. The 1,948,051 shares of our common stock issued to Angiotech may not be sold or transferred by Angiotech, subject to limited exceptions, until after November 9, 2006. The sale of shares of our common stock by our stockholders after the expiration of these lock-up agreements on May 9, 2006 may cause the price of our common stock to decline.

On April 24, 2006, we filed a registration statement on Form S-1 to register the resale of 4,682,942 shares of our common stock sold to investors in a private placement on March 24, 2006. Once this registration statement is declared effective, the investors may sell these shares of common stock from time to time thereafter. We have also filed a registration statement on Form S-8 to permit the sale of 4,356,196 shares of our common stock issuable under our stock option plans. The holders of 13,399,893 shares of our common stock and warrants exercisable for 96,252 shares of our common stock have the right in some circumstances to require us to register their shares for resale to the public or to participate in a registration of shares by us. In addition, we have agreed to file, on the request of BioMedical Sciences any time after November 9, 2006, a registration statement covering the resale by them of any of our common stock they acquire through conversion or redemption of their preferred stock or convertible promissory notes in CombinatoRx Singapore or their warrant to purchase 25,000 shares of common stock. In addition, we have agreed to file, upon the request of Angiotech made any time after August 9, 2006, a registration statement covering the resale by Angiotech of the 1,948,051 shares of common stock issued to them. We have also granted to Angiotech the right to participate in registrations of shares by us made after November 9, 2006 and prior to November 9, 2009.

Fluctuations in our operating losses could adversely affect the price of our common stock.

Our operating losses may fluctuate significantly on a quarterly basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include the status of our preclinical and clinical development programs, level of expenses incurred in connection with our preclinical and clinical development programs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

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

Under our research and license agreement with Angiotech, we have agreed that upon a change of control of us, as defined in the research and license agreement, the agreement would remain in effect, although Angiotech would have the right to terminate the agreement in the six months after a change of control if we were acquired by an entity operating primarily in Angiotech’s field.

Item 2. Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

On March 22, 2006, we entered into a securities purchase agreement with each of Abingworth Bioequities Master Fund Limited, Abingworth Bioventures III A L.P., Abingworth Bioventures III B L.P., Abingworth Bioventures III C L.P., Abingworth Bioventures III Executives L.P., Abingworth Bioventures IV Executives L.P., Abingworth Bioventures IV L.P., Atlas Master Fund, Ltd., AXA Premier VIP Aggressive Equity Portfolio, BBT Fund, L.P., CAP Fund, L.P., Clariden Biotechnology Equity Fund Guernsey, , Domain Public Equity Partners, L.P., DWS Biotech Invest, DWS Biotechnology Typ O:, Fort Mason Master, LP, Fort Mason Partners, LP, Integral Capital Partners VII, L.P., John Hancock Trust - Health Sciences Trust, Kamunting Street Master Fund, LTD, Millennium Partners, L.P., ProMed Offshore Fund II, Ltd., ProMed Offshore Fund, Ltd., ProMed Partners II, L.P., ProMed Partners, L.P., Quantum Partners LDC, QVT Fund LP, Raytheon Company Combined DB/DC Master Trust - Health Sciences, SF Capital Partners Ltd., Special Situations Cayman Fund, L.P., Special Situations Fund III (QP), L.P., Special Situations Fund III, L.P., Special Situations Life Sciences Fund, L.P., Special Situations Private Equity Fund, L.P., SRI Fund, L.P., Steeple Capital  Fund I, L.P., Steeple Capital Fund II, L.P., Steeple Capital Offshore Fund III, Ltd., Steeple Capital Offshore Fund, Ltd., T. Rowe Price Health Sciences Fund, Inc., T. Rowe Price Health Sciences Portfolio, Inc., T. Rowe Price New Horizons Fund, Inc., TD Mutual Funds -TD Health Sciences Fund, UBS O’Connor PIPES Corporate Strategies Master Limited, VALIC Company I - Health Sciences Fund, Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd., Visium Long Bias Fund, LP and Visium Long Bias Offshore Fund, Ltd. Under that agreement, we issued 4,682,942 shares of our Common Stock on March 24, 2006 in exchange for total cash consideration of approximately $48,000,155.

Cowen & Co., LLC received a placement agent fee totaling approximately $2,160,007 and expense reimbursement of approximately $12,000 for acting as placement agent in connection with the sale of securities under the securities purchase agreement. Pacific Growth Equities, LLC received a fee of $360,000 for acting as a financial advisor in connection with the transaction, resulting net proceeds to us from the private placement of $45.3 million.

Pursuant to the securities purchase agreement, we filed a registration statement on Form S-1 on April 24, 2006, in order to permit the stockholders who purchased our common stock in the private placement to resell to the public the shares of common stock that they purchased. Once this registration statement on form S-1 is declared effective, these selling stockholders may sell up to 4,682,942 shares of our common stock pursuant to the registration statement and we will not receive any proceeds for the resale of the common stock by the selling stockholders.

During the quarterly period ended March 31, 2006, and prior to the filing of a Registration Statement on Form S-8 on February 7, 2006, we granted stock options to purchase an aggregate of 275,500 shares of our common stock to our employees and consultants under our 2004 Incentive Plan at a weighted-average exercise price of $10.19 per share. In addition, during the quarterly period ended March 31, 2006, and prior to the filing of a Registration Statement on Form S-8 on February 7, 2006, we issued and sold an aggregate of 2,857 shares of our common stock to employees, former employees and non-employees pursuant to exercises of options under our 2000 Stock Option Plan, as amended, at a weighted-average exercise price of $0.88 per share. We also issued 185,000 shares of our common stock as restricted stock pursuant to our 2004 Incentive Plan during the quarterly period ended March 31, 2006 and prior to the filing of a Registration Statement on form S-8 on February 7, 2006. The common stock issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBINATORX, INCORPORATED

By:	/s/ Alexis Borisy
Alexis Borisy
President and Chief Executive Officer

Date: May  11, 2006

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	S-1	3.4	12/10/2004	333-121173

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrantholders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Securities Purchase Agreement, dated March 22, 2006, between the Registrant and the purchasers named on Exhibit A thereto.	8-K	10.1	3/24/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	2004 Incentive Plan.	S-1	10.2	12/10/2004	333-121173

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	3/20/2006	000-51171

10.5	Agreement of Sublease, dated as of January 25, 2001, as amended, by and between Trustees of Boston University and the Registrant.	S-1	10.3	12/10/2004	333-121173

10.6	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.7	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.8	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

#10.9	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.10	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.11	Employment, Confidentiality and Non-Competition Agreement with Jan Lessem, dated as of September 1, 2003.	S-1	10.24	12/10/2004	333-121173

#10.12	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.	10-K	10.15	3/20/2006	000-51171

#10.13	Second Amended Employment, Confidentiality and Non-Competition Agreement with Curtis Keith, dated as of July 1, 2005	S-1/A	10.26	8/19/2005	333-121173

#10.14	Employment Letter Agreement with R. Eric McAllister, dated as of September 15, 2004.	S-1	10.27	12/10/2004	333-121173

#10.15	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.16	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006	8-K	10.1	4/24/2006	000-51171

#10.17	Restricted Stock Award Agreement, dated January 26, 2006, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/26/2006	000-51171

#10.18	Restricted Stock Award Agreement, dated January 26, 2006, by and between Robert Forrester and the Registrant.	8-K	10.2	1/26/2006	000-51171

#10.19	Restricted Stock Award Agreement, dated January 26, 2006, by and between Jan Lessem and the Registrant.	8-K	10.3	1/26/2006	000-51171

#10.20	Restricted Stock Award Agreement, dated January 26, 2006, by and between Curtis Keith and the Registrant.	8-K	10.4	1/26/2006	000-51171

#10.21	Restricted Stock Award Agreement, dated January 26, 2006, by and between Daniel Grau and the Registrant.	8-K	10.5	1/26/2006	000-51171

#10.22	Restricted Stock Award Agreement, dated April 24, 2006, by and between Lynn Baird and the Registrant.	8-K	10.2	4/24/2006	000-51171

10.23	Founder’s Agreement with Alexis Borisy, dated as of January 26, 2001.	S-1	10.28	12/10/2004	333-121173

10.24	Founder’s Agreement with Curtis Keith, dated as of January 26, 2001.	S-1	10.29	12/10/2004	333-121173

10.25	Founder’s Agreement with Michael Foley, dated as of January 26, 2001.	S-1	10.30	12/10/2004	333-121173

10.26	Founder’s Agreement with Brent Stockwell, dated as of January 26, 2001.	S-1	10.31	12/10/2004	333-121173

10.27	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.28	Sponsored Research Agreement, dated as of August 19, 2004, by and between Spinal Muscular Atrophy Foundation and the Registrant.	S-1	10.19	12/10/2004	333-121173

10.29	Agreement, dated as of February 18, 2005, by and between the Registrant and Novartis Pharmaceuticals Corporation.	S-1/A	10.33	2/18/2005	333-121173

10.30	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.31	Research Agreement, dated as of August 9, 2005, by and between the Registrant and CHDI, Inc.	S-1/A	10.35	8/19/2005	333-121173

10.32	First Amendment to Research Agreement, dated as of December 15, 2005, by and between CHDI, Inc. and the Registrant.	10-K	10.30	3/20/2006	000-51171

10.33	Subcontract Agreement, effective August 10, 2005, between Science Application International Corporation and the Registrant.	S-1/A	10.36	8/19/2005	333-121173

10.34	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.35	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.36	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.37	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.38	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.39	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.40	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.41	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.42	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.43	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.44	Research and License Agreement, dated January 30, 2006, between Fovea Pharmaceuticals SA and the Registrant.	10-K	10.42	3/20/06	000-51171

10.45	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.46	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/06	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/20/06	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*                    Filed herewith.

†                     Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                    Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.