Form 10-Q
period 2006-06-30
COMBINATORX, INC
filed 2006-08-10
CIK 1135906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-51171

COMBINATORX, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

245 First Street
Sixteenth Floor
Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2006: 28,698,768 shares

COMBINATORX, INCORPORATED
QUARTERLY REPORT
ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

Item 1. Financial Statements - Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands, except per share amounts)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$8,976	$9,079
Short-term investments	121,684	90,668
Restricted cash	148	148
Prepaid expenses and other current assets	5,922	3,204
Total current assets	136,730	103,099

Property and equipment, net	9,072	2,702
Restricted cash	4,000	2,500
Total assets	$149,802	$108,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,148	$1,230
Accrued expenses	4,467	2,312
Deferred revenue	9,409	9,334
Current portion of notes payable	1,719	1,048
Current portion of lease incentive obligation	365	87
Total current liabilities	18,108	14,011

Convertible notes payable of subsidiary	9,042	5,362
Notes payable, net of current portion and discount	2,004	816
Deferred revenue, net of current portion	12,000	16,250
Deferred rent	1,159	109
Lease incentive obligation, net of current portion	3,499	861

Minority interest in subsidiary	2,606	2,542

Stockholders’ equity:
Common stock, $0.001 par value: 60,000 shares authorized; 28,556 and 23,285 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	28	23
Additional paid-in capital	215,744	177,777
Deferred compensation	—	(11,052)

Accumulated other comprehensive loss	(31)	(65)
Accumulated deficit	(114,357)	(98,333)
Stockholders’ equity	101,384	68,350
Liabilities and stockholders’ equity	$149,802	$108,301

CombinatoRx, Incorporated
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue:
Collaborations	$3,396	$547	$6,643	$743

Operating expenses:
Research and development (1)	8,703	5,653	15,854	10,240
General and administrative (1)	5,090	3,819	9,075	5,443
Total operating expenses	13,793	9,472	24,929	15,683

Loss from operations	(10,397)	(8,925)	(18,286)	(14,940)
Interest income	1,525	179	2,609	356
Interest expense	(153)	(88)	(284)	(174)
Net loss	(9,025)	(8,834)	(15,961)	(14,758)

Accretion of preferred stock dividends	—	1,748	—	3,496
Net loss applicable to common shareholders	$(9,025)	$(10,582)	$(15,961)	$(18,254)

Net loss per share applicable to common stockholders—basic and diluted	$(0.32)	$(11.44)	$(0.62)	$(19.87)
Weighted average number of common shares used in calculation of basic and diluted net loss per share	28,120,203	924,829	25,942,181	918,604

(1) Amounts include stock-based compensation expense, as follows:
Research and development	873	477	1,482	941
General and administrative	1,005	465	1,924	912
Total stock-based compensation expense	$1,878	$942	$3,406	$1,853

CombinatoRx, Incorporated
Consolidated Statements of Cash Flow
(in thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005

Operating activities
Net loss	$(15,961)	$(14,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	563
Noncash interest expense	191	59
Stock-based compensation expense	3,406	1,853
Realized gain on short-term investments	—	16
Change in assets and liabilities:
Decrease in prepaid expenses and other assets	198	171
Increase (decrease) in accounts payable	918	(76)
Increase in accrued expenses	2,155	356
Increase in deferred rent	1,050	—
Increase (decrease) in deferred revenue	(4,175)	444
Net cash used in operating activities	(11,420)	(11,372)

Investing activities
Purchases of property and equipment	(7,168)	(91)
Purchases of short-term investments	(317,161)	(40,099)
Sales and maturities of short-term investments	286,179	50,878
Increase in restricted cash	(1,500)	—
Net cash (used in) provided by investing activities	(39,650)	10,688

Financing activities
Proceeds from issuance of common stock	45,340	—
Proceeds from exercise of stock options	278	75
Proceeds from the issuance of convertible note payable	3,500	—
Proceeds from notes payable	2,414	159
Repayment of notes payable	(565)	(461)
Net cash provided by (used in) financing activities	50,967	(227)

Net decrease in cash and cash equivalents	(103)	(911)

Cash and cash equivalents at beginning of the period	9,079	2,156
Cash and cash equivalents at end of the period	$8,976	$1,245

Non-cash financing activity:
Lease incentive obligation	2,916	—

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 20, 2006.

2. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net loss applicable to common shareholders	$(9,025)	$(10,582)	$(15,961)	$(18,254)
Other comprehensive loss:
Unrealized gain on investments	47	19	34	15
Comprehensive loss	$(8,978)	$(10,563)	$(15,927)	$(18,239)

3. Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $1,878 and $3,406, respectively, in connection with its share-based payment awards.

Stock Plans

In 2000, the Company adopted the 2000 Stock Option Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options.  In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan, which was effective upon the Company’s initial public offering on November 9, 2005. On June 1, 2006, the Company’s stockholders approved the Amended and Restated 2004 Incentive Plan (“2004 Plan”). The Company has reserved 1,714,286 shares of the Company’s common stock for issuance under the 2004 Plan.  The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2007 through 2011, inclusive, and will be equal to the least of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. Generally, stock options and restricted stock granted to employees pursuant to the 2000 and 2004 Plans fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years.

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

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its share based payment awards. Under APB 25, since the exercise price of certain of the Company’s employee stock options was less than the market price of the underlying stock on the date of the grant in 2003, 2004 and 2005, the Company had recorded compensation expense in its financial statements.  For the three and six months ended June 30, 2005, the Company recorded $898 and $1,809, respectively, as stock-based compensation expense under APB 25.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three and six months ended June 30, 2005.

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss applicable to common shareholders, as reported	$(10,582)	$(18,254)
Add: Stock-based employee compensation expense included in reported net loss	898	1,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(973)	(1,937)

Pro forma net loss	$(10,657)	$(18,382)

Net loss per share applicable to common stockholders, as reported-basic and diluted:	$(11.44)	$(19.87)

Pro forma net loss per share applicable to common stockholders-basic and diluted:	$(11.52)	$(20.00)

Upon adoption of SFAS 123R, the Company will recognize the stock-based compensation expense associated with awards granted after January 1, 2006 and the unamortized compensation expense related to the unvested awards outstanding as of January 1, 2006. During the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $1,726 and $3,043, respectively,  for outstanding stock options and $152 and $363, respectively, for outstanding awards of restricted stock. Upon the adoption of SFAS 123R, the Company reversed deferred stock-based compensation expense of $11,052 to additional paid-in-capital. No cumulative catch-up adjustment related to forfeitures was recorded.

As a result of the adoption of SFAS 123R, loss from operations, net loss and net loss per basic and diluted share for the three months ended June 30, 2006, increased by $785, $785 and $0.03, respectively.  For the six months ended June 30, 2006, loss from operations, net loss and net loss per basic and diluted share increased by $1,406, $1,406 and $0.05, respectively. The adoption of SFAS 123R had no effect on the statement of cash flows due to the Company’s net loss position.

A summary of the status of our stock option plans at June 30, 2006 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,585,876	$3.22		$
Options granted	641,927	9.78
Options forfeited and expired	(52,554)	3.98
Options exercised	(339,718)	0.82

Options outstanding at June 30, 2006	3,835,531	4.52	8.52	17,521
Vested or expected to vest at June 30, 2006	3,661,981	4.41	.97	17,092
Options exercisable at June 30, 2006	1,242,338	$1.29	7.31	$9,493

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2006 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006.

The following table presents weighted average price information about significant option groups exercisable at June 30, 2006:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$0.18 to 0.87	235,035	$0.81
$0.88 to 0.88	657,070	0.88
$1.31 to 1.31	302,733	1.31
$7.79 to 8.78	17,500	8.31
$8.79 to 13.37	30,000	9.85
	1,242,338	$1.29

As of June 30, 2006, there was $9,128 of total unrecognized compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.96 years.

Upon the exercise of stock options, the Company issues new common stock from its authorized shares. Cash received from stock options exercised during the three and six months ended June 30, 2006 was $242 and $278, respectively.  Cash received from stock options exercised during the three and six months ended June 30, 2005 was $63 and $75, respectively.   The intrinsic value of stock options exercised for the three and six months ended June 30, 2006 was $2,322 and $2,742, respectively, and was $719 and $872 for the three and six months ended June 30, 2005, respectively.

The Company valued stock options using a Black Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates, derived from periods of business activity most likely to be representative of future periods. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company’s estimated forfeiture rates were 4.89% and 4.54% for the first and second quarters of 2006, respectively.

During the three and six months ended June 30, 2006, the weighted-average fair value of the options granted under the stock option plans was $5.65 and $6.15, respectively, using the assumptions in the following table. There were no options granted during the first six months of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected term (life in years)	5.77	—	5.60	—
Interest rate	5.10%	—%	4.94%	—%
Volatility	64.01%	—%	65.24%	—%
Dividend yield	—	—	—	—

Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of six peer companies to support the assumptions used in its calculations for the three and six months ended June 30, 2006. The Company averaged the volatilities and expected terms of these six peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of June 30, 2006, and changes during the quarter ended June 30, 2006 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	215,000	$10.49
Vested	(10,000)	11.15
Canceled	—	—

Nonvested at June 30, 2006	205,000	$10.45

As of June 30, 2006, there was $1,707 of total unrecognized compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 3.07 years. The total fair value of shares vested was $0 and $112 in the three and six months ended June 30, 2006, respectively.

Stock Options Granted  to Non-Employees

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  During the three months ended June 30, 2006, the Company issued stock options for the purchase of 100,000 shares of the Company’s common stock to non-employees.  Some of the stock options vest immediately and others vest over periods up to two years. The unvested portion of the stock options will be re-measured at each reporting period.  The Company  recorded $314 of stock-based compensation expense for non-employee stock option grants in the three months ended June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss applicable to common stockholders	$(9,025)	$(10,582)	$(15,961)	$(18,254)
Weighted-average common shares outstanding	28,120,203	924,829	25,942,181	918,604
Net loss per share applicable to common stockholders—basic and diluted	$(0.32)	$(11.44)	$(0.62)	$(19.87)

The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2006 and 2005, as they would be anti-dilutive.

	Three and Six Months Ended June 30,
	2006	2005
Convertible preferred stock and redeemable convertible preferred stock	—	13,366,644
Options and unvested restricted stock outstanding	4,040,531	2,439,405
Warrants outstanding	96,252	171,924
Convertible notes payable	811,589	—

5. Notes Payable

In July 2004, the Company entered into a loan agreement (the “2004 GE Agreement”) with General Electric Capital Corporation (GECC). Borrowings are collateralized by substantially all of the Company’s assets. The Company borrowed all $3,000 available under the 2004 GE Agreement during 2004. In June 2005, the 2004 GE Agreement was amended (“Amended 2004 GE Agreement”) to establish a new line of credit which enabled the Company to borrow an additional $1,000 through June 2006.  In March 2006, the Company borrowed an additional $806 under the Amended 2004 GE Agreement repayable over a 36 month term at an interest rate of 10.52%.  In June 2006, the Company amended the Amended 2004 GE Agreement (the “2006 Amendment”) to increase the line of credit by $3,310, and on June 30, 2006, the Company borrowed $1,606 under the 2006 Amendment, repayable over 48 months for laboratory and scientific equipment and 36 months for other equipment, at an annual interest rate of 10.68%. At June 30, 2006, $3,755 was payable under the Amended 2004 GE Agreement and 2006 Amendment and $1,739 was available to be borrowed through March 31, 2007. The Amended 2004 GE Agreement and 2006 Amendment contain a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event, as defined.

6. CombinatoRx (Singapore) Pte Ltd

In August 2005, the Company formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte. Ltd. (the “Subsidiary”), for the purpose of conducting discovery and development of product candidates to treat infectious diseases.  The Company owns 51% of the Subsidiary capital stock.  The Company has agreed to provide assay development and screening services for the subsidiary over a four year period.   BioMedical Sciences Investment Fund Pte Ltd (“BioMedical Sciences”) invested $2,500 in 2,500,000 shares of redeemable, convertible preferred stock (the “Subsidiary Preferred Stock”) of the subsidiary and committed to invest up to an additional $17,500 in the subsidiary through the purchase of a series of convertible promissory notes (“Notes”), $5,500 of which were purchased concurrently with its investment in the Subsidiary Preferred Stock (the “Series 1 Note”).  The remaining

$12,000 in funding is to be provided through the purchase of additional series of Notes over the following four years, provided that the subsidiary achieves certain milestones related to the development of infectious disease product candidates.  On June 8, 2006, upon the achievement of a milestone, BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 2 Note”).

The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the subsidiary as additional collateral for the subsidiary’s obligations under the Notes. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. Upon maturity or any proposed prepayment, the Series 1 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $10.803 and the Series 2 Note is convertible at a price obtained by dividing the aggregate principal balance of such Notes by $11.572.

Upon a default by the Company or Subsidiary, the Notes and the Subsidiary Preferred Stock are convertible at the option of BioMedical Sciences as described with respect to a conversion upon maturity or prepayment except that (i) the conversion price of the Notes would include a 10% default interest rate accrued from the date of issuance and the Subsidiary Preferred Stock would also include a 10% dividend accrual accrued from the date of issuance and (ii) no conversion premium would apply.

On April 19, 2006, the Subsidiary received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5,830 to support infectious disease drug research and development.  The grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by the Subsidiary, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, qualifying costs are reimbursed at the rate of 70% when applied for by CombinatoRx Singapore, with the remaining 30% reimbursed upon completion of the research and development project. The grant extends through September 30, 2010. If the Subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the Subsidiary. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB. As of June 30, 2006, the Company has not received any payments or recorded any revenue under this grant.

7. Research and Development Agreements

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

On June 26, 2006, the Company and Fovea amended the research and license agreement, to provide, among other things, for the payment by Fovea to the Company of the second portion of the license execution fee in the amount of $500 by July 31, 2006 and providing Fovea until December 31, 2006 to determine which of the Company’s compounds it would license for further research and development in certain ophthalmic indications.  The $500 license execution fee was received on August 3, 2006, which the Company has accepted as satisfaction of the terms of the amended research and license agreement pertaining to the payment of the license execution fee.  As of June 30, 2006, the Company has recorded the initial $250 license execution payment received in February 2006 as long-term deferred revenue. The second portion of the license execution fee of $500 will also be recorded as long term deferred revenue.  Once the drug combinations are selected, the Company will determine the appropriate period over which the $750 of deferred revenue will be recognized as revenue.

On May 31, 2006, the Company entered into a research, development and commercialization agreement (the “CF Agreement”) with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”). Under the terms of the CF Agreement, CFFT has agreed to award the Company up to $13.8 million in research funding and expenses.  In addition, CFFT has agreed to fund up to 75% of the clinical development expenses incurred by the Company through a Phase 2a clinical trial of the first potential product candidate, provided both parties have agreed to commence clinical development of the product candidate.  The Company is eligible to receive milestone payments from CFFT upon successful completion of specified clinical and regulatory events for each product candidate developed under the CF Agreement.  CFFT will be eligible to receive variable royalties from the Company on the net sales of any approved products that are discovered under the CF Agreement. The Company retains worldwide commercialization rights for any product candidates discovered or developed under the agreement and the Company will own all new intellectual property and data generated by the research and development project.

The CF Agreement has no definite term, but the research and development project will terminate upon the earlier of the completion of one Phase 2a clinical trial of the first product candidate developed under the CF Agreement and seven years after the initiation of research under the CF Agreement.  The Company’s royalty payment obligations to CFFT do not terminate, but its royalties in the field of cystic fibrosis and certain other pulmonary diseases may be reduced on a country-by-country basis upon the expiration of all valid patents covering a royalty bearing product under the agreement.  As of June 30, 2006, the Company has not received any payments or recorded any revenue under this agreement.

8. Common Stock

On March 24, 2006, the Company completed a private placement (the “Private Placement”) of 4,682,942 shares of common stock (the “Shares”) at a price of $10.25 per share for net proceeds of approximately $45,340.

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers of Shares in the Private Placement in which the Company agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) by April 24, 2006 to register the resale of the Shares sold through the Private Placement. The Company filed a resale Registration Statement on Form S-1 with the Commission on April 24, 2006. The Company also agreed to use its commercially reasonable efforts to have the Registration Statement declared effective within 90 days after the closing of the Private Placement if the Registration Statement receives no Commission review or 150 days after the closing of the Private Placement if the Registration Statement receives Commission review. The Registration Statement was declared effective by the Commission on May 23, 2006. In addition, the Company agreed to use its commercially reasonable efforts to keep the Registration Statement effective until the earlier of two years after the effective date of the Registration Statement, the date on which the Shares may be resold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If, after the Registration Statement is declared effective, the Company suspends the use of the Registration Statement by the purchasers for the resale of the Shares, the Company has agreed to pay each purchaser as liquidated damages an amount equal to 1.0% of the purchase price paid by each such purchaser in the Private Placement for each month that the use of the Registration Statement is suspended in excess of 30 consecutive days or more than 60 days in any 12-month period, subject to the aggregate limit on liquidated damages. Under the Purchase Agreement, the maximum aggregate amount of liquidated damages payable to each purchaser is limited to 10% of the purchase price paid by each such purchaser in the Private Placement. As of June 30, 2006, the Company has not incurred any liquidated damages relating to these provisions.

10. Subsequent Events

Under the terms of its original operating lease for laboratory and office space in Cambridge, Massachusetts, the Company is entitled to receive up to approximately $4,000 of leasehold improvement incentives from the landlord.  As of June 30, 2006, the Company had recorded $4,015 of receivables from the landlord for leasehold improvement incentives in prepaid expenses and other current assets on the Balance Sheet. The Company received payment in full from the landlord on July 21, 2006.

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

Overview

We are a biopharmaceutical company focused on developing new medicines built from synergistic combinations of approved drugs. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities, debt financings and revenue from collaboration agreements. We have never been profitable and, as of June 30, 2006, we have an accumulated deficit of $114.4 million. We had net losses of $29.5 million for the year ended December 31, 2005 and of $16.0 million for the six months ended June 30, 2006.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used, which would have resulted in different financial results.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2005 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2005. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2005 is not included in the statement of operations. Stock options granted after January 1, 2005 are included due to the fact that once we were in registration for our initial public offering, we included a volatility factor in our Black Scholes calculations for purposes of the proforma footnote disclosures under SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by our estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”). Under APB 25, when the exercise price of stock options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

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

Making estimates for the values required by Black Scholes is more easily accomplished if a company has a substantial public market trading history. Since we have a limited history as a publicly traded entity, we relied on data from several peer companies similar to ours in generating our assumptions. Of the variables mentioned above, the estimates for expected term and stock price volatility are the most subjective.  In accordance with the guidance provided in Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), we generated our estimates by performing an analysis of these peer companies’ expected term and volatility data as reported in their filings with the SEC. We started with a list of approximately 25 companies engaged in business operations similar to ours within the healthcare sector and reduced the list to six peers that were most reflective of the Company based upon having in-the-money stock options (options with exercise prices below the current market price of the underlying stock), a trading history of sufficient duration (at least as long as its expected term) and stock option life and vesting terms similar to ours (10 year options with approximately 4 year vesting).

The expected term represents the period of time that options granted are expected to be outstanding prior to being exercised. We believe the expected term of our stock options will follow the average term of our peer group. Thus, we selected 5.77 years for the second quarter as our term which is the average term of our peer group. The range of expected terms within our peer group was between 4.0 and 6.4 years. Volatility represents the expected change in the price of our stock during the expected term of our stock options. To estimate our volatility, we calculated the average historical stock volatility of our peer group (over a period equal to our expected term) including a small weight applied to our own historical volatility and calculated our volatility to be 64.01% for the second quarter. As we gain further trading history, we will continue to increase the weight applied to our own volatility in the overall volatility calculation.

The risk free interest rates used in the Black Scholes model are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the option. We have not issued in the past and have no plans to issue dividends for the foreseeable future.

The specific valuation assumptions discussed above have been applied to stock options that we granted subsequent to our adoption of SFAS 123R on January 1, 2006. However, approximately 78% of the stock-based compensation expense recorded in the three months ended June 30, 2006 relates to the continued vesting of stock options that were granted in 2005 and the amortization of the stock-based compensation expense for stock options granted at below fair value in 2003 and 2004. In accordance with the transition provisions of SFAS 123R, the grant date fair value estimates for these stock options have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate for the Black Scholes value of stock options granted in 2005 are disclosed in our prior annual report on Form 10-K, as filed with the SEC.

Upon the adoption of SFAS 123R, we also began to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates, derived from periods of business activity most likely to be representative of future periods, to be the most appropriate measure of forfeitures. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company’s estimated forfeiture rates were 4.89% and 4.54% for the first and second quarters of 2006, respectively.  Had we used a forfeiture rate of 0% in our calculations, the total stock-based compensation expense recorded for the six months ended June 30, 2006 would have increased by approximately $244.

As of June 30, 2006, there was $10.8 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.97 years. Additionally, we have $6.3 million of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.25  years.

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Results of Operations

Comparison of the Three Months ended June 30, 2006 and June 30, 2005

Revenue.   For the three months ended June 30, 2006 we recorded $3.4 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, the Spinal Muscular Atrophy Foundation, Sirtris Pharmaceuticals, CHDI, Inc., SAIC (NINDS) and from a grant from NIAID. For the three months ended June 30, 2005, we recorded revenue of $547,000 from our research and development collaborations with the Spinal Muscular Atrophy Foundation, Accelerate Brain Cancer Cure, Inc., and Novartis Pharmaceuticals Corporation.

Research and Development.   Research and development expense for the three months ended June 30, 2006 was $8.7 million compared to $5.7 million for the three months ended June 30, 2005. The $3.0 million increase over the prior period was primarily due to $673,000 of laboratory related expenses incurred to support a higher number of research and development collaborations, an increase of $770,000 for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, $977,000 of facilities-related expenses resulting from our move and expansion into new facilities in Cambridge, Massachusetts, $396,000 relating to increased non-cash stock-based compensation expense under SFAS 123R, and an increase of $276,000 in formulation expense for our product candidates.

General and Administrative.   General and administrative expense for the three months ended June 30, 2006 was $5.1 million compared to $3.8 million for the three months ended June 30, 2005. The $1.3 million increase over the prior period was primarily due to an increase of $1.0 million of personnel related expenses to support our operations as a publicly traded company as well as the expansion of our commercial development capabilities and $540,000 relating to increased non-cash stock-based compensation expense under SFAS 123R.

Interest Income.   Interest income increased to $1.5 million for the three months ended June 30, 2006 from $179,000 for the three months ended June 30, 2005. The increase in interest income was primarily caused by increases in the average cash and short-term investments fund balances. The increase in our average cash balance for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 resulted from the completion of our initial public offering in November 2005, our collaboration with Angiotech as well as the closing of a private placement of common stock in March 2006.

Interest Expense.   Interest expense increased to $153,000 for the three months ended June 30, 2006 from $88,000 for the three months ended June 30, 2005. The increase was primarily due to interest expense of  $95,000 incurred during the three months ended June 30, 2006 on $9.0 million of convertible notes issued to BioMedical Sciences Investment Fund Pte Ltd, an investor in our Singapore subsidiary.

Accretion of Dividends on Preferred Stock.   Accretion of dividends on our convertible preferred stock for the three months ended June 30, 2006 was $0 compared to $1.7 million for the three months ended June 30, 2005.  Our convertible preferred stock automatically converted into shares of common stock upon the completion of our initial public offering, after which, no further accretion of dividends was recorded.

Comparison of the Six Months ended June 30, 2006 and June 30, 2005

Revenue.   For the six months ended June 30, 2006 we recorded $6.6 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, the Spinal Muscular Atrophy Foundation, Sirtris Pharmaceuticals, CHDI, Inc., SAIC (NINDS) and from a grant from NIAID. For the six months ended June 30, 2005, we recorded revenue of $743,000 from our research and development collaborations with the Spinal Muscular Atrophy Foundation, Accelerate Brain Cancer Cure, Inc., and Novartis Pharmaceuticals Corporation.

Research and Development.   Research and development expense for the six months ended June 30, 2006 was $15.9 million compared to $10.2 million for the six months ended June 30, 2005. The $5.7 million increase over the prior period was primarily due to $1.6 of laboratory related expenses incurred to support a higher number of research and development collaborations, an increase of $1.4 million for personnel, outside services and travel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, $1.8 million of facilities-related expenses resulting from our move and expansion into new facilities in Cambridge, Massachusetts and $541,000 relating to increased non-cash stock-based compensation expense under SFAS 123R, and an increase of $319,000 for drug formulation  and clinical trial expense.

General and Administrative.   General and administrative expense for the six months ended June 30, 2006 was $9.1 million compared to $5.4 million for the six months ended June 30, 2005. The $3.7 million increase over the prior period was primarily due to  $2.1 million of personnel and professional services related expenses  to support our operations as a publicly traded company as well as the expansion of our commercial development capabilities, $1.0 million increase relating to stock-based compensation expense under SFAS 123R, and an increase of $633,000 of patent related expenses.

Interest Income.   Interest income increased to $2.6 million for the six months ended June 30, 2006 from $356,000 for the six months ended June 30, 2005. The increase in interest income was primarily caused by increases in the average cash and short-term investments balances. The increase in our average cash balance for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 resulted from the completion of our initial public offering in November 2005, payments and investments from our collaboration with Angiotech as well as the closing of a private placement of common stock in March 2006.

Interest Expense.   Interest expense increased to $284,000 for the six months ended June 30, 2006 from $174,000 for the six months ended June 30, 2005. The increase was primarily due to interest expense of $180,000 incurred during the six months ended June 30, 2006 on $9.0 million of convertible notes issued to BioMedical Sciences Investment Fund Pte Ltd, an investor in our Singapore subsidiary.

Accretion of Dividends on Preferred Stock.   Accretion of dividends on our convertible preferred stock for the six months ended June 30, 2006 was $0 compared to $3.5 million for the six months ended June 30, 2005.  Our convertible preferred stock automatically converted into shares of common stock upon the completion of our initial public offering, after which, no further accretion of dividends was recorded.

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million and a private placement of our common stock in March 2006 provided net proceeds of $45.3 million. We have also generated funds from debt financing and from payments from our collaboration partners. As of June 30, 2006, we had cash, cash equivalents and short-term investments of approximately $134.8 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities and money market funds.

Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next three years.

During both the six months ended June 30, 2006 and June 30, 2005 we used $11.4 million in operating activities. The net use of cash from operations in both periods is attributed to our loss from operations adjusted for changes in working capital experienced during the periods. The change in the use of cash in operations in the 2006 period as compared to the 2005 period was changed due primarily to increases of $1.6 million in non-cash stock-based compensation expense, deferred rent for our new facility and accrued expenses related to clinical trial expense and costs associated with being a public company.  However, these increases are offset by a decrease in deferred revenue primarily due to amortization of the upfront license fee from our collaboration with Angiotech.

Our investing activities reflect a use of cash of $39.7 million for the six months ended June 30, 2006 compared to cash provided by investing activities of $10.7 million for the six months ended June 30, 2005. The cash used in investing activities in the six months ended June 30, 2006 was primarily due to purchases of short term investments. Our investing activities in all periods consist of purchases of property and equipment, primarily lab equipment, the purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $7.2 million in capital expenditures for the six months ended June 30, 2006 principally related to leasehold improvements, lab and computer equipment and furniture and fixtures for our new office and lab facility in Cambridge, Massachusetts.

Our financing activities provided $51.0 million of cash proceeds as of June 30, 2006 compared to $227,000 of cash used in the six months ended June 30, 2005. The increase in the six months ended June 30, 2006 is primarily due to the completion of a private placement of our common stock  in March 2006 which resulted in net proceeds of $45.3 million.  Other financing activities included a $3.5 million promissory note issued by CombinatoRx (Singapore) Pte. Ltd. to Biomedical Sciences, and a promissory note issued by us to General Electric Capital Corporation.

For the six months ended June 30, 2006, we received $2.4 million in payments from our collaborations and research and development agreements with: Fovea Pharmaceuticals, SAIC (NINDS), the Spinal Muscular Atrophy Foundation (SMAF), CHDI, Inc., and a grant from NIAID. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, Fovea, CFFT, HenKan Pharmaceutical Company, SMAF, CHDI, Inc., SAIC and government grants from NIAID, and from any other collaborative agreements into which we might enter.

In March 2006, we borrowed $806,000 from our existing equipment line of credit with General Electric Capital Corporation. Amounts borrowed under the facility are repayable over 36 months and bear interest at 10.52% per annum. In June 2006, we amended the equipment line of credit to increase the line of credit by $3.3 million, and on June 30, 2006, we borrowed approximately $1.6 million under the amended agreement, repayable over 48 months in the case of laboratory and scientific equipment and 36 months in the case of other equipment at an annual interest rate of 10.68%. Once drawdowns under the facility are repaid, they may not be reborrowed. As of June 30, 2006, there was $3.8 million outstanding under this line of credit, and $1.7 remained available. In the six months ended June 30, 2006 we repaid $564,000 of the amounts borrowed under the facility and no warrants previously granted to the lender in connection with providing the line of credit had been exercised.

On March 9, 2006, we entered into an amendment to the lease for our new Cambridge, Massachusetts office and laboratory facility in order to secure additional space. Because the amendment increases the total space we rent at the Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. In addition, under the lease agreement as amended, we expect to receive approximately $6.9 million in tenant improvement funds from the landlord during 2006. We submitted approximately $4.0 million in tenant improvement reimbursements to the landlord through June 30, 2006 for which we received payment in July 2006.  We expect to invest approximately $3.5 million in additional leasehold improvements, equipment, furniture and fixtures associated with the construction of our expansion space.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of June 30, 2006, we had cash, cash equivalents and marketable securities of $134.8 million consisting of cash and highly liquid, short-term and long-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) of the 1934 Act, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The approved drugs included in our combination product candidates have adverse side effects. These side effects may be acceptable when an ingredient is used in its approved dosage to achieve a therapeutic benefit for its currently approved indications, but the side effect risk compared to the therapeutic benefit may not be acceptable when used for the intended indications for the product candidate. These side effects may also make it difficult for us to obtain regulatory or other approval for clinical trials of our product candidates. In addition, the therapeutic effect of an approved drug in its currently approved indications may be inappropriate or undesirable in the intended indication for our product candidate. Also, the adverse side effects of an approved drug may be enhanced when it is combined with the other approved drug in the product candidate or other drugs patients are taking, or the combined drugs in a product candidate may produce additional side effects. Adverse side effects of the approved drugs could, in any of these situations, prevent successful development and commercialization of some or all of our product candidates.

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

Certain antidepressants, including the antidepressants in our product candidates, CRx-139 and CRx-150, carry a black box warning and expanded warning statements that alert health care providers to an increased risk of suicidality in children and adolescents being treated with these drugs. Several scientific publications also suggest the possibility of an increased risk for suicidal behavior in adults, in addition to children and adolescents, who are being treated with antidepressant medications. In particular, studies and publications suggest that selective serotonin reuptake inhibitors, including the antidepressant included in CRx-139, may increase the risk of suicidal behavior in adults. The FDA has begun a complete review of all available data to determine whether there is an increased risk of suicidality in adults being treated with antidepressant medications. The outcome of this review may lead to additional product labeling or even suspension of the use of some or all of the anti-depressants included in our product candidates, which would delay or prevent the continuation of our clinical trials, development and eventual commercialization of these product candidates.

Significant adverse side effects of the component drugs included in our clinical stage product candidates include:  in the case of our selective steroid amplifier product candidates, fluid and electrolyte imbalances, muscle and bone loss, diabetes, somnolence, suicidality, weakness, birth defects, abdominal distress, peptic ulceration, arrhythmias, avascular osteonecrosis, glaucoma, myopathy, and nausea; in the case of our enhanced calcineurin inhibitor product candidate, high blood pressure, kidney disease and infection; in the case our synergistic cytokine modulator product candidate, dizziness, abdominal distress and headache; and in the case of our oncology product candidate, drowsiness, low blood pressure, pancreatic damage, tardive dyskinesia, and confusional states. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, myocardial infarction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

The active pharmaceutical ingredients in our product candidates may produce adverse side effects when delivered in combination.

While an active pharmaceutical ingredient in one of our product candidates may be safe, or have an acceptable risk-to-benefit profile, when administered as a single agent for its approved indications, the same active pharmaceutical ingredient when delivered in combination with the other active pharmaceutical ingredient in the product candidate or other drugs being taken by patients we are seeking to treat may cause serious unexpected or unacceptable adverse side effects. Our discovery technology is not designed to and does not detect adverse side effects that may result from the combination of the two drugs. Side effects resulting from the delivery in combination of our product candidates or the interaction with other drugs could be discovered in the course of performing clinical trials of our product candidates. In addition, the active pharmaceutical ingredients in a product candidate may not be approved for treatment of the product candidate’s targeted disease and may result in additional adverse side effects not typically associated with products for treatment of such a disease. The FDA or other regulators could require preclinical and phase I studies testing for combination side effects before we advance product candidates to further clinical trials.

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

The success of a product candidate may depend on our ability to develop a formulation of the product candidate that is superior to a treatment regime of the two approved drugs included in the product candidate taken separately. In some instances, to be commercially successful, this formulation must have a different method of administration than the approved drugs. Developing such formulations could be costly and difficult. We expect to rely on third party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for our product candidates and they may not be successful in doing so. Defects in the formulation, delivery method or packaging of any of our product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

We may devote substantial time and resources to clinical trials that may not be predictive of efficacy in other indications or to screening a cell-based model which is not predictive of results in humans.

We have conducted exploratory Phase IIa clinical trials of two of our product candidates, CRx-102 and CRx-150, in patients with chronic adult periodontitis, a bacterial disease of the gums with an inflammatory component. Each of these product candidates has been or is being studied in clinical trials of other immuno-inflammatory diseases. These periodontitis clinical trials were designed as exploratory studies to measure the effect of our product candidates for immuno-inflammatory diseases on a number of immuno-inflammatory biomarkers, in addition to an endpoint of efficacy in the treatment of periodontitis. We believe the results of these studies will allow us to compare and contrast the immuno-inflammatory properties of our portfolio of immuno-modulating product candidates and potentially inform our decisions as to which immuno-inflammatory diseases these product candidates should be developed. To our knowledge, the use of clinical trials in chronic adult periodontitis to predict the efficacy of a product candidate in another immuno-inflammatory disease has not been done. Due to the unproven nature of this approach to the clinical development of certain of our product candidates, there are risks that the results from these clinical trials will not be sufficient to inform our clinical development decisions regarding CRx-102 and CRx-150 or that positive or negative results from these clinical trials may not be predictive of efficacy of these product candidates in other immuno-inflammatory diseases we are interested in developing drugs to treat. If these periodontitis clinical trials do not provide useful data or are not predictive of efficacy in other indications, we will be required to make development decisions based on the results of the other clinical trials of these product candidates in specific immuno-inflammatory diseases, which could delay the development of these product candidates. In addition, we may be required to expend additional resources on additional clinical trials or other research to determine whether to develop these product candidates. Finally, the public announcement of the results from these exploratory periodontitis clinical trials may cause some of our collaborators to choose not to co-develop these product candidates in their fields and may also cause volatility in our stock price.

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

Exercise by BioMedical Sciences of the rights granted to it to convert its shares of preferred stock in our Singapore subsidiary and convertible promissory notes issued by our Singapore subsidiary that they hold into shares of our common stock could result in substantial dilution to our stockholders. BioMedical Sciences may convert its shares of convertible preferred stock in our Singapore subsidiary with a $2.5 million liquidation preference and its original convertible promissory note with a $5.5 million principal amount into our common stock at a conversion price of $10.803 or, in the case of convertible promissory notes issued by the subsidiary on or after December 9, 2005, at a 40% premium to the volume-weighted average price of our common stock over the 20 trading days immediately prior to the issuance of the note, which in the case of the promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on June 8, 2006, at a conversion price of $11.572.  These prices may be substantially less than the market price of our shares at the time of conversion.

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

Our collaborations are new, and we do not have a meaningful history of working together with Angiotech, Fovea, CFFT or our other collaborators and cannot predict the success of any of our collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Angiotech and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in our Angiotech or other collaboration agreements or derive any license or royalty revenue with respect to these collaborations.

If we fail to manage our growth, our operations and financial results could be adversely affected.

Since our inception in 2000, we have grown to approximately 119 employees and advanced seven product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the Spinal Muscular Atrophy Foundation, HenKan Pharmaceutical, CHDI, Inc., National Institutes of Health, Accelerate Brain Cancer Care and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development, clinical and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of June 30, 2006, we had an accumulated deficit of $114.4 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next three years. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

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

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of our common stock. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs, including some or all of our product candidates.

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

We may be unable to in-license intellectual property rights or technology necessary to develop and commercialize our products.

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

• public announcements by our competitors, collaborators or others; and

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

We have limited experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

As a newly public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Global Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs.  As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have commenced a formal process to evaluate our internal controls for purposes of Section 404, and we cannot assure that our internal control over financial reporting will prove to be effective.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have commenced a formal process to evaluate our internal control over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Item 2. Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

On June 8, 2006, after the achievement of a milestone, our subsidiary, CombinatoRx (Singapore) Pte. Ltd. issued to BioMedical Sciences a new convertible promissory note in the aggregate principal amount of $3,500,000.  Upon the proposed prepayment or repayment of the promissory note, BioMedical Sciences may elect to receive in lieu of some or all of the cash otherwise payable to it, shares of our common stock.  If the volume-weighted average price of our common stock exceeds $14.465, over the prior 20 consecutive trading days, we may require BioMedical Sciences to convert its note into shares of our common stock.  For any conversion of this note into or payment satisfied by the issuance of our common stock (other than in the case of default), the price of our common stock for conversion purposes will be $11.572 per share.  If we or our subsidiary are in default at the time of any conversion, the premium will not apply.  BioMedical Sciences may not convert this note or the other convertible preferred stock or convertible promissory notes it holds to the extent that after such conversion it would own more than 19.9% of our common stock then outstanding.  This note and the related rights to convert into our common stock were issued pursuant to Section 4(2) and Regulation S of the Securities Act.

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

Item 4. Submission of Matters To a Vote of Security Holders

At our 2006 Annual Meeting of Stockholders held on June 1, 2006 for the fiscal year ended December 31, 2005, the stockholders voted:

1.               To elect the following directors as Class 1 directors:

	Votes For	Votes Withheld

Alexis Borisy	22,279,978	14,674
Patrick Fortune	22,275,145	19,507

In addition, the terms in office of Mr. Aldrich, Ms. Deptula, Mr. Haydu and Mr. Pops continued after the meeting.

2.               To approve the amendment to our 2004 Incentive Plan to increase the number of shares issuable upon the exercise of options granted thereunder by 2,000,000 shares, to provide for an “evergreen provision” that allows for an annual increase in the number of shares of CombinatoRx common stock available for issuance under the 2004 Incentive Plan, to provide for an aggregate limit of 10,000,000 shares issuable pursuant to incentive stock options and to expand the performance criteria based on which performance-based awards may be granted:

Votes For	Votes Against	Votes Abstained	Votes Withheld

16,384,595	2,456,073	902,342	2,551,642

3.               To ratify the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Votes Withheld

22,292,852	1,800	0	0

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
Alexis Borisy
President and Chief Executive Officer

Date: August 10, 2006

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	S-1	3.4	12/10/2004	333-121173

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Securities Purchase Agreement, dated March 22, 2006, between the Registrant and the purchasers named on Exhibit A thereto.	8-K	10.1	3/24/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	3/20/2006	000-51171

10.5	Agreement of Sublease, dated as of January 25, 2001, as amended, by and between Trustees of Boston University and the Registrant.	S-1	10.3	12/10/2004	333-121173

10.6	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.7	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.8	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.9	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

#10.10	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.11	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.12	Employment, Confidentiality and Non-Competition Agreement with Jan Lessem, dated as of September 1, 2003.	S-1	10.24	12/10/2004	333-121173

#10.13	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.	10-K	10.15	3/20/2006	000-51171

#10.14	Second Amended Employment, Confidentiality and Non-Competition Agreement with Curtis Keith, dated as of July 1, 2005	S-1/A	10.26	8/19/2005	333-121173

#10.15	Employment Letter Agreement with R. Eric McAllister, dated as of September 15, 2004.	S-1	10.27	12/10/2004	333-121173

#10.16	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.17	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006	8-K	10.1	4/24/2006	000-51171

#10.18	Restricted Stock Award Agreement, dated January 26, 2006, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/26/2006	000-51171

#10.19	Restricted Stock Award Agreement, dated January 26, 2006, by and between Robert Forrester and the Registrant.	8-K	10.2	1/26/2006	000-51171

#10.20	Restricted Stock Award Agreement, dated January 26, 2006, by and between Jan Lessem and the Registrant.	8-K	10.3	1/26/2006	000-51171

#10.21	Restricted Stock Award Agreement, dated January 26, 2006, by and between Curtis Keith and the Registrant.	8-K	10.4	1/26/2006	000-51171

#10.22	Restricted Stock Award Agreement, dated January 26, 2006, by and between Daniel Grau and the Registrant.	8-K	10.5	1/26/2006	000-51171

#10.23	Restricted Stock Award Agreement, dated April 24, 2006, by and between Lynn Baird and the Registrant.	8-K	10.2	4/24/2006	000-51171

10.24	Founder’s Agreement with Alexis Borisy, dated as of January 26, 2001.	S-1	10.28	12/10/2004	333-121173

10.25	Founder’s Agreement with Curtis Keith, dated as of January 26, 2001.	S-1	10.29	12/10/2004	333-121173

10.26	Founder’s Agreement with Michael Foley, dated as of January 26, 2001.	S-1	10.30	12/10/2004	333-121173

10.27	Founder’s Agreement with Brent Stockwell, dated as of January 26, 2001.	S-1	10.31	12/10/2004	333-121173

10.28	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.29	Sponsored Research Agreement, dated as of August 19, 2004, by and between Spinal Muscular Atrophy Foundation and the Registrant.	S-1	10.19	12/10/2004	333-121173

10.30	Agreement, dated as of February 18, 2005, by and between the Registrant and Novartis Pharmaceuticals Corporation.	S-1/A	10.33	2/18/2005	333-121173

10.31	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.32	Research Agreement, dated as of August 9, 2005, by and between the Registrant and CHDI, Inc.	S-1/A	10.35	8/19/2005	333-121173

10.33	First Amendment to Research Agreement, dated as of December 15, 2005, by and between CHDI, Inc. and the Registrant.	10-K	10.30	3/20/2006	000-51171

10.34	Subcontract Agreement, effective August 10, 2005, between Science Application International Corporation and the Registrant.	S-1/A	10.36	8/19/2005	333-121173

10.35	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.36	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.37	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.38	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.39	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.40	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.41	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.42	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.43	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.44	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.45	Research and License Agreement, dated January 30, 2006, between Fovea Pharmaceuticals SA and the Registrant.	10-K	10.42	3/20/2006	000-51171

10.46	Amendment to Research and License Agreement, dated June 26, 2006, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	6/30/2006	000-51171

10.47	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.48	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

†10.49	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics Incorporated and the Registrant.	8-K	10.1	6/5/2006	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/20/2006	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*                    Filed herewith.

†                     Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                    Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.