Form 10-Q
period 2006-09-30
COMBINATORX, INC
filed 2006-11-14
CIK 1135906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2006:  28,777,473 shares

COMBINATORX, INCORPORATED
QUARTERLY REPORT
ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in  “Risk Factors” and elsewhere in this quarterly report and that are otherwise described from time to time in our annual report on Form 10-K and the other Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.

Item 1. Financial Statements - Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$9,826	$9,079
Short-term investments	114,655	90,668
Restricted cash	148	148
Unbilled accounts receivable	766	230
Prepaid expenses and other current assets	1,052	2,974
Total current assets	126,447	103,099

Property and equipment, net	9,193	2,702
Restricted cash	4,000	2,500
Total assets	$139,640	$108,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,187	$1,230
Accrued expenses	3,408	2,312
Deferred revenue	9,051	9,334
Current portion of notes payable	1,709	1,048
Current portion of lease incentive obligation	365	87
Total current liabilities	15,720	14,011

Convertible notes payable of subsidiary	9,171	5,362
Notes payable, net of current portion and discount	1,622	816
Deferred revenue, net of current portion	10,323	16,250
Deferred rent	1,780	109
Lease incentive obligation, net of current portion	3,408	861

Minority interest in subsidiary	2,638	2,542

Stockholders’ equity:
Common stock, $0.001 par value: 60,000 shares authorized; 28,723 and 23,285 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	29	23
Additional paid-in capital	217,623	177,777
Deferred compensation	—	(11,052)
Accumulated other comprehensive income (loss)	70	(65)
Accumulated deficit	(122,744)	(98,333)
Stockholders’ equity	94,978	68,350
Total liabilities and stockholders’ equity	$139,640	$108,301

CombinatoRx, Incorporated
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue:
Collaborations	$3,182	$904	$9,825	$1,647

Operating expenses:
Research and development (1)	8,526	6,650	24,380	16,890
General and administrative (1)	4,488	2,073	13,563	7,516
Total operating expenses	13,014	8,723	37,943	24,406

Loss from operations	(9,832)	(7,819)	(28,118)	(22,759)
Interest income	1,689	165	4,298	521
Interest expense	(211)	(107)	(495)	(281)
Net loss	(8,354)	(7,761)	(24,315)	(22,519)

Accretion of preferred stock dividends	—	1,748	—	5,244
Net loss applicable to common shareholders	$(8,354)	$(9,509)	$(24,315)	$(27,763)

Net loss per share applicable to common stockholders—basic and diluted	$(0.29)	$(9.53)	$(0.91)	$(29.37)
Weighted-average number of common shares used in calculation of basic and diluted net loss per share	28,442,946	997,573	26,787,787	945,216

(1) Amounts include stock-based compensation
expense, as follows:

Research and development	787	1,670	2,269	2,611
General and administrative	980	590	2,904	1,502
Total stock-based compensation expense	$1,767	$2,260	$5,173	$4,113

CombinatoRx, Incorporated
Consolidated Statements of Cash Flow
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005

Operating activities
Net loss	$(24,315)	$(22,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,344	830
Noncash interest expense	325	120
Noncash rent expense	(236)	—
Stock-based compensation expense	5,173	4,113
Increase in deferred rent	1,671	—
Change in assets and liabilities:
Increase in unbilled accounts receivable	(536)	(610)
Decrease in prepaid expenses and other current assets	968	728
(Decrease) increase in accounts payable	(43)	629
Increase in accrued expenses	1,096	391
(Decrease) increase in deferred revenue	(6,210)	793
Net cash used in operating activities	(20,763)	(15,525)

Investing activities
Purchases of property and equipment	(7,835)	(141)
Purchases of short-term investments	(505,752)	(57,658)
Sales and maturities of short-term investments	481,900	73,487
Increase in restricted cash	(1,500)	53
Net cash (used in) provided by investing activities	(33,187)	15,741

Financing activities
Proceeds from issuance of common stock	45,340	—
Proceeds from exercise of stock options	391	87
Proceeds from the issuance of convertible notes payable	3,500	5,500
Proceeds from preferred stock, subsidiary	—	2,500
Proceeds from notes payable	2,412	159
Repayment of notes payable	(961)	(708)
Proceeds from landlord for tenant improvements	4,015	—
Net cash provided by financing activities	54,697	7,538

Net increase in cash and cash equivalents	747	7,754

Cash and cash equivalents at beginning of the period	9,079	2,156
Cash and cash equivalents at end of the period	$9,826	$9,910

Non-cash financing activity
Lease incentive obligation	$2,825	$—
Write-off of deferred compensation for terminated employees	—	398
Deferred compensation for terminated employees	—	2,491
Issuances of warrants with debt issuances	—	247
Issuances of warrants in connection with equity financing	—	114

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 20, 2006.

2. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net loss applicable to common shareholders	$(8,354)	$(9,509)	$(24,315)	$(27,763)
Other comprehensive income:
Unrealized gain on investments	100	17	135	32
Comprehensive loss	$(8,254)	$(9,492)	$(24,180)	$(27,731)

3. Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $1,767 and $5,173, respectively, in connection with its share-based payment awards.

Stock Plans

In 2000, the Company adopted the 2000 Stock Option Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options.  In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan, which was effective upon the Company’s initial public offering on November 9, 2005. On June 1, 2006, the Company’s stockholders approved the Amended and Restated 2004 Incentive Plan (“2004 Plan”). The Company has reserved 3,714,286 shares of the Company’s common stock for issuance under the 2004 Plan.  The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2007 through 2011, inclusive, and will be equal to the least of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. Generally, stock options and restricted stock granted to employees pursuant to the 2000 and 2004 Plans fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years.

The Board of Directors, or the Compensation Committee of the Board of Directors, administers the 2000 Plan and the 2004 Plan and has sole discretion to grant options to purchase shares of the Company’s common stock and other stock-based awards or to delegate to certain officers of the Company the ability to make specified grants.  The Compensation Committee or the respective officers of the Company determine the exercise price and the period over which options become exercisable. However, incentive stock options may not be granted at less than 100% of the fair market value of the Company’s common stock as determined by the Compensation Committee at the time of grant, or for a term in excess of ten years. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant, and for a term not to exceed five years.

The Company adopted SFAS 123R under the prospective method for stock options granted prior to January 1, 2005 since stock options granted prior to that date were valued under the minimum value method with no volatility factor. The Company applied the modified prospective method for stock options and restricted stock awards granted after January 1, 2005, since once the Company was in registration for its initial public offering in 2005, it began to value the stock options granted in 2005 under the Black-Scholes Method using a volatility factor for purposes of proforma footnote disclosure under SFAS 123. Under the modified prospective method, the Company recognized compensation expense for all share-based payments to employees based on the grant date estimate of fair value for those awards beginning on January 1, 2006. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its share-based payment awards. Under APB 25, since the exercise price of certain of the Company’s employee stock options was less than the market price of the underlying stock on the date of the grant in 2003, 2004 and 2005, the Company had recorded compensation expense in its financial statements.  For the three and nine months ended September 30, 2005, the Company recorded $997 and $2,805, respectively, as stock-based compensation expense under APB 25.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three and nine months ended September 30, 2005.

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss applicable to common shareholders, as reported	$(9,509)	$(27,763)
Add: Stock-based employee compensation expense included in reported net loss	997	2,805
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(756)	(2,693)

Pro forma net loss	$(9,268)	$(27,651)

Net loss per share applicable to common stockholders, as reported-basic and diluted:	$(9.53)	$(29.37)

Pro forma net loss per share applicable to common stockholders-basic and diluted:	$(9.29)	$(29.25)

Upon adoption of SFAS 123R, the Company recognized the stock-based compensation expense associated with awards granted after January 1, 2006 and the unamortized compensation expense related to the unvested awards outstanding as of January 1, 2006. During the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $1,593 and $4,636, respectively,  for outstanding stock options and $174 and $537, respectively, for outstanding awards of restricted stock. Upon the adoption of SFAS 123R, the Company reversed deferred stock-based compensation expense of $11,052 to additional paid-in-capital. No cumulative catch-up adjustment related to forfeitures was recorded.

As a result of the adoption of SFAS 123R, loss from operations, net loss and net loss per basic and diluted share for the three months ended September 30, 2006, increased by $818, $818 and $0.03, respectively.  For the nine months ended September 30, 2006, loss from operations, net loss and net loss per basic and diluted share increased by $2,224, $2,224 and $0.08, respectively. The adoption of SFAS 123R had no effect on the statement of cash flows due to the Company’s net loss position.

A summary of the status of our stock option plans at September 30, 2006 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,585,876	$3.22
Options granted	1,311,607	8.62
Options forfeited and expired	(120,569)	5.96
Options exercised	(456,542)	0.85

Options outstanding at September 30, 2006	4,320,372	$5.03	8.56	$10,417
Vested or expected to vest at September 30, 2006	4,130,352	$4.94	8.53	$10,231
Options exercisable at September 30, 2006	1,294,337	$1.45	7.30	$6,378

In August 2005, the Company modified certain stock option grants to an employee upon a change in status to a non-employee.  In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 and FIN 44,  Accounting for Certain Transactions Involving Stock Compensation, the stock options were accounted for as a new grant and were valued using the Black-Scholes method.  The Company recorded compensation expense of $944 in the nine months ended September 30, 2006.  The non-employee ceased performing services for the Company effective December 31, 2005.

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2006 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.  The weighted-average grant date fair value of options for the three and nine months ended September 30, 2006 was $4.47 and $5.22, respectively.

The following table presents weighted-average price information about significant option groups exercisable at September 30, 2006:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$0.18 to $0.87	160,542	$0.79
$0.88 to $1.31	1,057,606	1.03
$7.79 to $9.85	76,189	8.74
	1,294,337	$1.45

As of September 30, 2006, there was $10,759 of total unrecognized compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.99 years.

Upon the exercise of stock options, the Company issues new common stock from its authorized shares. Cash received from stock options exercised during the three and nine months ended September 30, 2006 was $112 and $391, respectively.  Cash received from stock options exercised during the three and nine months ended September 30, 2005 was $12 and $87, respectively. The intrinsic value of stock options exercised for the three and nine months ended September 30, 2006 was $772 and $3,513, respectively, and was $112 and $984 for the three and nine months ended September 30, 2005, respectively.

The Company valued stock options using a Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates, derived from periods of business activity most likely to be representative of future periods. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company’s estimated forfeiture rates were 4.89%, 4.54% and 4.33% for the first, second and third quarters of 2006, respectively.

During the three and nine months ended September 30, 2006, the weighted-average fair value of the options granted under the stock option plans was $4.47 and $5.22, respectively, using the assumptions in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Expected term (life in years)	5.62		5.61
Interest rate	4.59%	%	4.75%	%
Volatility	62.17%	%	63.54%	%
Dividend yield	—	—	—	—

Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of several peer companies to support the assumptions used in its calculations for the three and nine months ended September 30, 2006. The Company averaged the volatilities and expected terms of these peer companies with a similar amount of in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk free interest rates used in the analysis are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of September 30, 2006 and changes during the quarter ended September 30, 2006 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	265,000	$9.92
Vested	(15,000)	10.93
Canceled	—	—

Nonvested at September 30, 2006	250,000	$9.86

As of September 30, 2006, there was $1,883 of total unrecognized compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 3.01 years. The total fair value of shares vested was $53 and $164 in the three and nine months ended September 30, 2006, respectively.

Stock Options Granted to Non-Employees

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  During the three and nine months ended September 30, 2006, the Company did not issue any stock options and issued 100,000 stock options to non-employees, respectively.  Some of the stock options previously granted vest immediately and others vest over periods up to two years. The unvested portion of the stock options will be re-measured at each reporting period.  Total stock-based compensation expense for non-employee stock option grants in the three and nine months ended September 30, 2006 was $58 and $483, respectively.

4. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible preferred stock, redeemable convertible preferred stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2006 and 2005, as they would be anti-dilutive.

	Three and Nine Months Ended September 30,
	2006	2005
Convertible preferred stock and redeemable convertible preferred stock	—	13,366,644
Options and unvested restricted stock outstanding	4,570,372	2,690,355
Warrants outstanding	96,252	196,924
Convertible notes payable	811,589	814,815

5. Notes Payable

In July 2004, the Company entered into a loan agreement (the “2004 GE Agreement”) with General Electric Capital Corporation (GECC). Borrowings are collateralized by substantially all of the Company’s assets. The Company borrowed all $3,000 available under the 2004 GE Agreement during 2004. In June 2005, the 2004 GE Agreement was amended (the “Amended 2004 GE Agreement”) to establish a new line of credit which enabled the Company to borrow an additional $1,000 through June 2006.  In March 2006, the Company borrowed an additional $806 under the Amended 2004 GE Agreement repayable over a 36 month term at an interest rate of 10.52%.  In June 2006, the Company amended the Amended 2004 GE Agreement (the “2006 Amendment”) to increase the line of credit by $3,310, and on June 30, 2006, the Company borrowed $1,606 under the 2006 Amendment, repayable over 48 months for laboratory and scientific equipment and 36 months for other equipment, at an annual interest rate of 10.68%. At September 30, 2006, $3,359 was payable under the Amended 2004 GE Agreement and 2006 Amendment and $1,739 was available to be borrowed through March 31, 2007. The Amended 2004 GE Agreement and 2006 Amendment contain a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event, as defined.

6. CombinatoRx (Singapore) Pte Ltd

In August 2005, the Company formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte Ltd (the “Subsidiary”), for the purpose of conducting discovery and development of product candidates to treat infectious diseases.  The Company owns 51% of the Subsidiary capital stock.  The Company has agreed to provide assay development and screening services for the subsidiary over a four year period.   BioMedical Sciences Investment Fund Pte Ltd (“BioMedical Sciences”) invested $2,500 in 2,500,000 shares of redeemable, convertible preferred stock (the “Subsidiary Preferred Stock”) of the subsidiary and committed to invest up to an additional $17,500 in the subsidiary through the purchase of a series of convertible promissory notes (“Notes”), $5,500 of which were purchased concurrently with its investment in the Subsidiary Preferred Stock (the “Series 1 Note”).  The remaining $12,000 in funding is to be provided through the purchase of additional series of Notes over the following four years, provided that the subsidiary achieves certain milestones related to the development of infectious disease product candidates.  On June 8, 2006, upon the achievement of a milestone, BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 2 Note”).

The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the subsidiary as additional collateral for the subsidiary’s obligations under the Notes. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. Upon maturity or any proposed prepayment, the Series 1 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $10.803, and the Series 2 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $11.572.

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

On April 19, 2006, the Subsidiary received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5,830 to support infectious disease drug research and development.  The grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by the Subsidiary, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, cumulative qualifying costs are reimbursed upon application until 70% of the initial grant amount has been submitted by the Subsidiary.  The remaining 30% of the award may be paid by the EDB once the Company completes the research and development project.  The grant extends through September 30, 2010. If the Subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the Subsidiary. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB. The Company recognizes revenue under the grant as qualifying costs are incurred up to a maximum of 70% of the initial grant amount (approximately $4,081). Reimbursements for qualifying costs in excess of 70% of the initial grant amount will be recognized once the reimbursements are deemed to be fixed or determinable.  The Company recognizes revenue for equipment costs that are reimbursed ratably over the remaining term of the grant, which approximates the estimated useful life of the equipment.  During the three months ended September 30, 2006, the Company recorded $256 of revenue based upon qualifying costs incurred and deferred $104 of revenue pertaining to equipment reimbursements.

7. Research and Development Agreements

On January 30, 2006 (the “Effective Date”), the Company entered into a research and license agreement with Fovea Pharmaceuticals SA (“Fovea”). Under the terms of the agreement, Fovea agreed to fund and conduct pre-clinical and clinical development of combination drug candidates it selects from the Company’s portfolio, including creating ophthalmic formulations. Additionally, Fovea agreed to develop selected combination candidates up to the start of Phase III clinical trials. In exchange for Fovea’s development investment, the Company granted to Fovea an exclusive license to commercialize selected products in Europe and certain additional countries. The Company will retain exclusive rights to commercialize selected products in North America. The parties will have co-exclusive rights in Japan and Taiwan. Under the agreement, the Company also granted to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat specified diseases of the front of the eye.  In connection with this exclusive license, Fovea is entitled to select up to 10 drug combinations from the Company, pursuant to certain selection criteria which includes limiting the selected combinations to Selective Steroid Amplifiers, as defined in the agreement, during a period beginning as of the Effective Date and continuing for 135 days, which may be extended for not more than 60 days. In consideration for the license of these combinations to treat specified diseases of the front of the eye, the Company is entitled to receive license execution fees, development milestones and royalties from Fovea if certain conditions within the agreement are satisfied. The Company received $750 in non-refundable license execution fees.  The Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea.

On June 26, 2006, the Company and Fovea amended the research and license agreement to provide, among other things, for the payment by Fovea to the Company of the second portion of the license execution fee in the amount of $500 by July 31, 2006 and providing Fovea until December 31, 2006 to determine which of the Company’s compounds it would license for further research and development in certain diseases of the front of the eye.  The $500 license execution fee was received on August 3, 2006, which the Company has accepted as satisfaction of the terms of the amended research and license agreement pertaining to the payment of the license execution fee.  As of September 30, 2006, the Company has recorded $750 of license execution fees as long-term deferred revenue. The second portion of the license execution fee of $500 will also be recorded as long term deferred revenue.  Once the drug combinations for diseases of the front of the eye are selected, the Company will determine the appropriate period over which the $750 of deferred revenue will be recognized as revenue.

On May 31, 2006, the Company entered into a research, development and commercialization agreement (the “CF Agreement”) with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”). Under the terms of the CF Agreement, CFFT has agreed to award the Company up to $13.8 million in research funding and expenses.  In addition, CFFT has agreed to fund up to 75% of the clinical development expenses incurred by the Company through a Phase 2a clinical trial of the first potential product candidate, provided both parties have agreed to commence clinical development of the product candidate.  The Company is eligible to receive milestone payments from CFFT upon successful completion of specified clinical and regulatory events for each product candidate developed under the CF Agreement.  CFFT will be eligible to receive variable royalties from the Company on the net sales of any approved products that are discovered under the CF Agreement.  The Company retains worldwide commercialization rights for any product candidates discovered or developed under the agreement, and the Company will own all new intellectual property and data generated by the research and development project.

The CF Agreement has no definite term, but the research and development project will terminate upon the earlier of the completion of one Phase 2a clinical trial of the first product candidate developed under the CF Agreement and seven years after the initiation of research under the CF Agreement.  The Company’s royalty payment obligations to CFFT do not terminate, but its royalties in the field of cystic fibrosis and certain other pulmonary diseases may be reduced on a country-by-country basis upon the expiration of all valid patents covering a royalty bearing product under the agreement.  During the three months ended September 30, 2006, the Company recognized $29 of revenue under the CF Agreement.

8. Common Stock

On March 24, 2006, the Company completed a private placement (the “Private Placement”) of 4,682,942 shares of common stock (the “Shares”) at a price of $10.25 per share for net proceeds of approximately $45,340.

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers of Shares in the Private Placement in which the Company agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) by April 24, 2006 to register the resale of the Shares sold through the Private Placement. The Company filed a resale Registration Statement on Form S-1 with the Commission on April 24, 2006. The Company also agreed to use its commercially reasonable efforts to have the Registration Statement declared effective within 90 days after the closing of the Private Placement if the Registration Statement receives no Commission review or 150 days after the closing of the Private Placement if the Registration Statement receives Commission review. The Registration Statement was declared effective by the Commission on May 23, 2006. In addition, the Company agreed to use its commercially reasonable efforts to keep the Registration Statement effective until the earlier of two years after the effective date of the Registration Statement, the date on which the Shares may be resold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If, after the Registration Statement is declared effective, the Company suspends the use of the Registration Statement by the purchasers for the resale of the Shares, the Company has agreed to pay each purchaser as liquidated damages an amount equal to 1.0% of the purchase price paid by each such purchaser in the Private Placement for each month that the use of the Registration Statement is suspended in excess of 30 consecutive days or more than 60 days in any 12-month period, subject to the aggregate limit on liquidated damages. Under the Purchase Agreement, the maximum aggregate amount of liquidated damages payable to each purchaser is limited to 10% of the purchase price paid by each such purchaser in the Private Placement. As of September 30, 2006, the Company has not incurred any liquidated damages relating to these provisions.

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

Overview

We are a biopharmaceutical company focused on developing synergistic combinations of approved drugs with a portfolio of product candidates in Phase II clinical development. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities, debt financings and revenue from collaboration agreements. We have never been profitable and, as of September 30, 2006, we have an accumulated deficit of $122.7 million. We had net losses of $29.5 million for the year ended December 31, 2005 and $24.3 million for the nine months ended September 30, 2006.

We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical trials and seek regulatory approval prior to the eventual commercialization of our product candidates.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to raise additional capital and generate significant revenues to achieve profitability and may never do so.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We have also adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured.  We do not have any allowances for uncollectible amounts as we have no product sales.  License fees or other amounts received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and recognized over the performance period.  Revenues from milestone payments that are deemed to be substantive and represent the culmination of a separate earnings process are recorded when the milestone is achieved.  Contract revenues are recorded as the services are performed.  The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the collaborative agreement.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2005 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2005. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2005 is not included in the statement of operations. Stock options granted after January 1, 2005 are included due to the fact that once we were in registration for our initial public offering, we included a volatility factor in our Black-Scholes calculations for purposes of the proforma footnote disclosures under SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by our estimate of forfeitures of all unvested awards.

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

Making estimates for the values required by Black-Scholes is more easily accomplished if a company has a substantial public market trading history. Since we have a limited history as a publicly traded entity, we relied on data from several peer companies similar to ours in generating our assumptions. Of the variables mentioned above, the estimates for expected term and stock price volatility are the most subjective.  In accordance with the guidance provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), we generated our estimates by performing an analysis of these peer companies’ expected term and volatility data as reported in their filings with the SEC. We started with a list of approximately 25 companies engaged in business operations similar to ours within the healthcare sector and reduced the list to six peers that were most reflective of the Company based upon having a similar amount of in-the-money stock options (options with exercise prices below the current market price of the underlying stock), a trading history of sufficient duration (at least as long as its expected term) and stock option life and vesting terms similar to ours (10 year options with approximately 4 year vesting).

The expected term represents the period of time that options granted are expected to be outstanding prior to being exercised. We believe the expected term of our stock options will follow the average term of our peer group. As a result, we selected 5.62 years for the three months ended September 30, 2006 as our expected term of our stock options which is the average term of the stock options of our peer group. The range of expected terms within our peer group was between 4.7 and 6.37 years. Volatility represents the expected change in the price of our common stock during the expected term of our stock options. To estimate our volatility, we calculated the average historical stock volatility of our peer group (over a period equal to our expected term) including a small weight applied to our own historical volatility and calculated our volatility to be 62.17% for the three months ended September 30, 2006.  As we gain further trading history, we will continue to increase the weight applied to the actual volatility of our common stock in the overall volatility calculation.

The risk free interest rates used in the Black-Scholes model are based on the United States Treasury yield curve in effect for periods corresponding with the expected term of the stock option. We have not issued dividends in the past and have no plans to issue dividends for the foreseeable future.

The specific valuation assumptions discussed above have been applied to stock options that we granted subsequent to our adoption of SFAS 123R on January 1, 2006. However, approximately 86% of the stock-based compensation expense recorded in the three months ended September 30, 2006 relates to the continued vesting of stock options that were granted in 2005 and the amortization of the stock-based compensation expense for stock options granted at below fair value in 2003 and 2004. In accordance with the transition provisions of SFAS 123R, the grant date fair value estimates for these stock options have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate for the Black-Scholes value of stock options granted in 2005 are disclosed in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Upon the adoption of SFAS 123R, we also began to estimate the level of stock-based award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates, derived from periods of business activity most likely to be representative of future periods, to be the most appropriate measure of forfeitures. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company’s estimated forfeiture rates were 4.89%, 4.54% and 4.33% for the first, second and third quarters of 2006, respectively.  Had we used a forfeiture rate of 0% in our calculations, the total stock-based compensation expense recorded for the nine months ended September 30, 2006 would have increased by approximately $0.4 million.

Beginning in 2006, we began to make grants of restricted stock in addition to grants of stock options. During the three and nine months ended September 30, 2006 we granted 50,000 and 265,000 shares of restricted stock, respectively.

As of September 30, 2006, there was approximately $12.7 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 3.0 years. Additionally, we have approximately $5.5 million of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.0 years.

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Results of Operations

Comparison of the Three Months ended September 30, 2006 and September 30, 2005

Revenue.   For the three months ended September 30, 2006 we recorded $3.2 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CHDI, Inc., CFFT, SAIC (NINDS) and Sirtris Pharmaceuticals and from grants from the NIAID and the Singapore Economic Development Board. For the three months ended      September 30, 2005, we recorded revenue of $0.9 million from our research and development collaborations with the Spinal Muscular Atrophy Foundation, Accelerate Brain Cancer Cure, Inc., and Novartis Pharmaceuticals Corporation.  The increase of $2.3 million from 2005 to 2006 was primarily due to the amortization of the upfront fee paid by Angiotech in October 2005.

Research and Development.   Research and development expense for the three months ended September 30, 2006 was $8.5 million compared to $6.7 million for the three months ended September 30, 2005. The $1.8 million increase in expense over the prior period was primarily due to a $1.4 million increase of facilities related expenses resulting from our move and expansion into our new facilities in Cambridge, Massachusetts, an increase of $1.1 million for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments and a $0.2 million increase of laboratory related expenses incurred to support a higher number of research and development collaborations, partially offset by a $0.9 million decrease in non-cash stock-based compensation expense due to a modification of a stock option grant in the third quarter of 2005.

General and Administrative.   General and administrative expense for the three months ended September 30, 2006 was $4.5 million compared to $2.1 million for the three months ended September 30, 2005. The $2.4 million increase in expense over the prior period was primarily due to an increase of $1.3 million of personnel related expenses to support our operations as a publicly traded company as well as the expansion of our commercial development capabilities and an increase of $0.4 million relating to non-cash stock-based compensation expense under SFAS 123R.

Interest Income.   Interest income for the three months ended September 30, 2006 was $1.7 million compared to $0.2 million for the three months ended September 30, 2005. The $1.5 million increase in interest income was primarily caused by increases in our average cash and short-term investments balances. The increase in our average cash balance for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 resulted from the completion of our initial public offering in November 2005, our collaboration with Angiotech, which was executed in October 2005, the closing of a private placement of common stock in March 2006 as well as reimbursement of leasehold improvement expenses from the landlord of our Cambridge facility.

Interest Expense.   Interest expense increased to $0.2 million for the three months ended September 30, 2006 from $0.1 million for the three months ended September 30, 2005. The $0.1 million increase was primarily due to interest expense of  $0.1 million incurred during the three months ended September 30, 2006 on $9.0 million of convertible notes issued to BioMedical Sciences Investment Fund Pte Ltd, an investor in our Singapore subsidiary.

Accretion of Dividends on Preferred Stock.   Accretion of dividends on our convertible preferred stock for the three months ended September 30, 2006 was $0 compared to $1.7 million for the three months ended September 30, 2005.  Our convertible preferred stock automatically converted into shares of common stock upon the completion of our initial public offering, after which, no further accretion of dividends was recorded.

Comparison of the Nine Months ended September 30, 2006 and September 30, 2005

Revenue.   For the nine months ended September 30, 2006 we recorded $9.8 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, the Spinal Muscular Atrophy Foundation, CHDI, Inc., CFFT, SAIC (NINDS) and Sirtris Pharmaceuticals and from grants from the NIAID and the Singapore Economic Development Board.  For the nine months ended September 30, 2005, we recorded revenue of $1.6 million from our research and development collaborations with the Spinal Muscular Atrophy Foundation, Accelerate Brain Cancer Cure, Inc., and Novartis Pharmaceuticals Corporation.  The increase of $8.2 million in revenue from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was primarily due to the amortization of the upfront fee paid by Angiotech in October 2005 in connection with its collaboration agreement with us.

Research and Development.   Research and development expense for the nine months ended September 30, 2006 was $24.4 million compared to $16.9 million for the nine months ended September 30, 2005. The $7.5 million increase over the prior period was primarily due to an increase of $2.4 million for personnel, outside services and travel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, a $1.7 million increase in laboratory and clinical related expenses incurred to support a higher number of research and development collaborations and $3.8 million of facilities and informatics related expenses resulting from our move and expansion into new facilities in Cambridge, Massachusetts, partially offset by a $0.4 million decrease relating to non-cash stock-based compensation expense due to a modification of a stock option grant in the third quarter of 2005.

General and Administrative.   General and administrative expense for the nine months ended September 30, 2006 was $13.6 million compared to $7.5 million for the nine months ended September 30, 2005. The $6.1 million increase over the prior period was primarily due to a $3.5 million increase in personnel and professional services related expenses to support our operation as a publicly traded company as well as the expansion of our commercial development capabilities, a $1.4 million increase relating to non-cash stock-based compensation expense under SFAS 123R, and a $1.4 million increase in facilities, informatics, insurance and permitting related expenses resulting from our move and expansion into new facilities in Cambridge, Massachusetts, partially offset by a $0.2 million decrease in external legal and investor relations services.

Interest Income.   Interest income for the nine months ended September 30, 2006 was $4.3 million compared to $0.5 million for the nine months ended September 30, 2005. The $3.8 million increase in interest income was primarily caused by increases in our average cash and short-term investments balances. The increase in our average cash balance for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 resulted from the completion of our initial public offering in November 2005, payments and investments from our collaboration with Angiotech, the closing of a private placement of common stock in March 2006 as well as reimbursement of leasehold improvement expenses from the landlord of our Cambridge facility.

Interest Expense.   Interest expense increased to $0.5 million for the nine months ended September 30, 2006 from $0.3 million for the nine months ended September 30, 2005. The increase was primarily due to interest expense of $0.2 million incurred during the nine months ended September 30, 2006 on $9.0 million of convertible notes issued to BioMedical Sciences Investment Fund Pte Ltd, an investor in our Singapore subsidiary.

Accretion of Dividends on Preferred Stock.   Accretion of dividends on our convertible preferred stock for the nine months ended September 30, 2006 was $0 compared to $5.2 million for the nine months ended September 30, 2005.  Our convertible preferred stock automatically converted into shares of common stock upon the completion of our initial public offering, after which, no further accretion of dividends was recorded.

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds to us of approximately $104.9 million. Our initial public offering provided net proceeds to us of $43.8 million and a private placement of our common stock in March 2006 provided net proceeds to us of $45.3 million. We have also generated funds from debt financing and from payments from our collaboration partners. As of September 30, 2006, we had cash, cash equivalents and short-term investments of approximately $128.6 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities and money market funds.  Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next two and one half years.

During the nine months ended September 30, 2006, we used $20.8 million of cash in operating activities, and during the nine months ended September 30, 2005, we used $15.5 million of cash in operating activities. The net use of cash from operations in both periods is attributed to our loss from operations adjusted for changes in working capital experienced during the periods. The change in the use of cash in operations in the 2006 period as compared to the 2005 period was due primarily to increases of $1.1 million in non-cash stock-based compensation expense, deferred rent of $1.7 million for our new facility and accrued expenses of $0.7 million related to clinical trial expense and costs associated with being a public company.  However, these increases are offset by a decrease in deferred revenue of $7.0 million primarily due to amortization of the upfront license fee from our collaboration with Angiotech.

Our investing activities reflect a use of cash of $33.2 million for the nine months ended September 30, 2006 compared to cash provided by investing activities of $15.7 million for the nine months ended September 30, 2005. The cash used in investing activities in the nine months ended September 30, 2006 was primarily due to purchases of short-term investments. Our investing activities in all periods consist of purchases of property and equipment, primarily lab equipment, the purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $7.8 million in capital expenditures for the nine months ended September 30, 2006 principally related to leasehold improvements, lab and computer equipment and furniture and fixtures for our new office and lab facility in Cambridge, Massachusetts.

Our financing activities provided $54.7 million of cash proceeds as of September 30, 2006 compared to $7.5 million of cash provided in the nine months ended September 30, 2005. The increase in the nine months ended September 30, 2006 is primarily due to the completion of a private placement of our common stock in March 2006 which resulted in net proceeds to us of $45.3 million.  Other financing activities included a $3.5 million promissory note issued by CombinatoRx (Singapore)

Pte Ltd to Biomedical Sciences, $4.0 million in tenant improvement allowances from our landlord for our new office and laboratory facility and a promissory note of $2.4 million issued by us to General Electric Capital Corporation.

For the nine months ended September 30, 2006, we received $3.1 million in payments from our collaborations and research and development agreements with Fovea Pharmaceuticals, SAIC (NINDS), the Spinal Muscular Atrophy Foundation (SMAF), CHDI, Inc., and a grant from NIAID. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, Fovea, Cystic Fibrosis Foundation Therapeutics (CFFT), HenKan Pharmaceutical Company, SMAF, CHDI, Inc., SAIC and government grants from NIAID, and from any other collaborative agreements into which we might enter.

In March 2006, we borrowed approximately $0.8 million from our existing equipment line of credit with General Electric Capital Corporation. Amounts borrowed under the facility are repayable over 36 months and bear interest at 10.52% per annum. In June 2006, we amended the equipment line of credit to increase the line of credit by $3.3 million, and on June 30, 2006, we borrowed approximately $1.6 million under the amended agreement, repayable over 48 months in the case of laboratory and scientific equipment and 36 months in the case of other equipment at an annual interest rate of 10.68%. Once drawdowns under the facility are repaid, they may not be reborrowed. As of September 30, 2006, there was approximately $3.4 million outstanding under this line of credit, and approximately $1.7 million remained available. In the nine months ended September 30, 2006 we repaid approximately $1.0 million of the amounts borrowed under the facility, and no warrants previously granted to the lender in connection with providing the line of credit had been exercised.

On March 9, 2006, we entered into an amendment to the lease for our new Cambridge, Massachusetts office and laboratory facility in order to secure additional space. Because the amendment increases the total space we rent at the Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. In addition, under the lease agreement as amended, we expect to receive approximately $6.9 million in tenant improvement funds from the landlord during 2006. We submitted approximately $4.0 million in tenant improvement reimbursements to the landlord for which we received payment in July 2006.  We expect to invest approximately $3.5 million in additional leasehold improvements, equipment, furniture and fixtures associated with the construction of our expansion space.

Contractual Obligations

Other than the operating leases and indebtedness described in the Liquidity and Capital Resources section, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of September 30, 2006, we had unrestricted cash, cash equivalents and marketable securities of $124.5 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at September 30, 2006, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Our approach to drug discovery and development is complex and unproven and has not been successfully used or, to our knowledge, attempted by any company. Previously unrecognized or unexpected defects or limitations to our drug discovery technology may emerge, which we may also be unable to overcome or mitigate. We cannot be certain of the value of any of our current or future product candidates. None of the product candidates identified or developed to date, through the application of our business model and drug discovery technology, has been approved by any regulatory agency for commercial sale or been commercialized.

While we are advancing product candidates into phase I/II or phase IIa proof-of-concept clinical trials on the basis of their approved drug components, these product candidates could fail in these or future clinical trials. In addition, we may be required to conduct additional preclinical and phase I clinical studies for the new formulations we develop of our product candidates. If the additional preclinical or phase I clinical studies required for a product candidate’s formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug generally requires additional clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

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

For these and other reasons, our approach to drug discovery and development may not be successful, and our business model may not generate viable products or revenue. Even if our approach is theoretically viable, we may not complete the significant research and development or obtain the financial resources and personnel required to further develop and apply our discovery technology, advance promising product candidates to and through clinical trials, and obtain required regulatory approvals.

Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

All of our product candidates are in an early stage of development and their risk of failure is high. To date, the data supporting our drug discovery and development programs is derived from either laboratory and preclinical studies and limited early stage clinical trials that were not all designed to be statistically significant or proof-of-concept clinical trials, some of which are exploratory in nature. It is impossible to predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may be unable to find safe and effective doses and dose ratios for our product candidates without extensive clinical trials and substantial additional costs, if at all.

We must select the doses, including the amount, frequency and duration, of each of the two active pharmaceutical ingredients included in our product candidates, and the relative amounts, or dose ratios, of these doses. Our clinical trials in humans may show that the doses or dose ratios we select based on our high throughput screening, animal testing or early clinical trials do not achieve the desired therapeutic effect in humans, or achieve this effect only in a small part of the population. Even if the doses or dose ratios we select show efficacy in humans, the resulting doses or dose ratios of our active pharmaceutical ingredients may not have acceptable safety profiles for our targeted indications. Furthermore, even if we believe that our preclinical and clinical studies adequately demonstrate that the doses or dose ratios we select for our product candidates are safe and effective in humans, the FDA or other regulatory agencies in foreign jurisdictions may conclude that our clinical trials do not support our conclusion. We may be required to conduct additional long-term clinical studies and provide more evidence substantiating the safety and effectiveness of the doses or dose ratios we select in a significant patient population. If we need to adjust the doses or dose ratios, we may need to conduct new clinical trials. We may also be required to make different doses or dose ratios available for different types of patients. All of this may result in significant delays and additional costs or prevent commercialization of our product candidates.

The approved drugs included in our product candidates may have adverse or unacceptable side effects and we may not be able to achieve an acceptable level of side effect risks, compared to the potential therapeutic benefits, for our product candidates.

The approved drugs included in our combination product candidates have known adverse side effects. These side effects may be acceptable when an ingredient is used in its approved dosage to achieve a therapeutic benefit for its currently approved indications, but the side effect risk compared to the therapeutic benefit may not be acceptable when used for the intended indications for the product candidate. These side effects may also make it difficult for us to obtain regulatory or other approval to initiate clinical trials of our product candidates. In addition, the therapeutic effect of an approved drug in its currently approved indications may be inappropriate or undesirable in the intended indication for our product candidate. Also, the adverse side effects of an approved drug may be enhanced when it is combined with the other approved drug in the product candidate or other drugs patients are taking, or the combined drugs in a product candidate may produce additional side effects. Adverse side effects of the approved drugs could, in any of these situations, prevent successful development and commercialization of some or all of our product candidates, because the risks associated with the approved drug component may outweigh the therapeutic benefit of the combination.

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

Significant adverse side effects of the component drugs included in our clinical stage product candidates include:  in the case of our selective steroid amplifier product candidates, fluid and electrolyte imbalances, muscle and bone loss, diabetes, somnolence, suicidality, weakness, birth defects, abdominal distress, peptic ulceration, arrhythmias, cataracts, avascular osteonecrosis, glaucoma, myopathy, and nausea; in the case of our product candidate CRx-150, dizziness, abdominal distress and headache; and in the case of our oncology product candidate, drowsiness, low blood pressure, pancreatic damage, tardive dyskinesia, and confusional states. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, myocardial infarction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

The active pharmaceutical ingredients in our product candidates may produce adverse side effects when delivered in combination.

While an active pharmaceutical ingredient in one of our product candidates may be safe, or have an acceptable risk-to-benefit profile when administered as a single agent for its approved indications, the same active pharmaceutical ingredient when delivered in combination with the other active pharmaceutical ingredient in the product candidate or other drugs being taken by patients we are seeking to treat may cause serious unexpected or unacceptable adverse side effects. Our discovery technology is not designed to and does not detect adverse side effects that may result from the combination of the two drugs, and these side effects may not be detected in any preclinical toxicology studies we conduct. Side effects resulting from the delivery in combination of our product candidates or the interaction with other drugs could be discovered in the course of performing clinical trials of our product candidates. In addition, the active pharmaceutical ingredients in a product candidate may not be approved for treatment of the product candidate’s targeted disease and may result in additional adverse side effects not typically associated with products for treatment of such a disease. The FDA or other regulators could require preclinical and phase I studies testing for combination side effects before we advance product candidates to further clinical trials.

We may not be able to initiate and complete clinical trials for our product candidates.

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In particular, we have experienced delays in enrollment of our Phase IIa Rheumatoid Arthritis clinical trials, primarily due to competing therapies otherwise available to the relevant patient population. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews and our trials could be halted for these or other reasons. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

We have conducted exploratory Phase IIa clinical trials of two of our product candidates, CRx-102 and CRx-150, in patients with chronic adult periodontitis, a bacterial disease of the gums with an inflammatory component. Each of these product candidates has been or is being studied in clinical trials of other immuno-inflammatory diseases. These periodontitis clinical trials were designed as exploratory studies to measure the effect of our product candidates on a number of immuno-inflammatory biomarkers, in addition to an endpoint of efficacy in the treatment of periodontitis. We believe the results of these studies will allow us to compare and contrast the immuno-inflammatory properties of our portfolio of immuno-modulating product candidates and potentially inform our decisions as to which immuno-inflammatory diseases these product candidates should be developed. To our knowledge, the use of clinical trials in chronic adult periodontitis to predict the efficacy of a product candidate in another immuno-inflammatory disease has not been previously done. Due to the unproven nature of this approach to the clinical development of certain of our product candidates, there are risks that the results from these clinical trials will not be sufficient to inform our clinical development decisions regarding CRx-102 and CRx-150 or that positive or negative results from these clinical trials may not be predictive of efficacy of these product candidates in other immuno-inflammatory diseases we are interested in developing drugs to treat. If these periodontitis clinical trials do not provide useful data or are not predictive of efficacy in other indications, we will be required to make development decisions based on the results of the other clinical trials of these product candidates in specific immuno-inflammatory diseases, which could delay the development of these product candidates. In addition, we may be required to expend additional resources on additional clinical trials or other research to determine whether to develop these product candidates.

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

Financing arrangements for our  subsidiary CombinatoRx (Singapore) Pte Ltd, which we refer to as CombinatoRx Singapore,  may cause substantial dilution to our stockholders, limit our control over important development decisions, divert resources away from other projects, prevent us from entering into relationships with third parties for infectious disease indications and result in the loss of significant intellectual property rights.

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

The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, it may be difficult for us to maintain or perform under such collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated. Additionally, it may become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

Our collaborations are generally new, and we have only a short history of working together with Angiotech, Fovea, CFFT, HenKan or our other collaborators and cannot predict the success of any of our collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Angiotech and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in our Angiotech or other collaboration agreements or derive any license or royalty revenue with respect to these collaborations.

If we fail to manage our growth, our operations and financial results could be adversely affected.

Since our inception in 2000, we have grown to approximately 135 employees and advanced seven product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the Spinal Muscular Atrophy Foundation, HenKan Pharmaceutical, CHDI, Inc., National Institutes of Health, Accelerate Brain Cancer Care and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development, clinical, regulatory and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We have no manufacturing, sales or distribution capabilities and lack the collaborations, resources, capabilities, and experience necessary to clinically develop, fully formulate, manufacture, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We expect to depend on collaborators, licensees, clinical research organizations, manufacturers and other third parties to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop. We also rely on obtaining sufficient quantities of the approved drugs in our product candidates from sources acceptable to the FDA and other regulators for early stage clinical trials.

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

We cannot be certain that any of our product candidates, if approved, will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments, including a treatment regime of the individual approved drugs included in our combination products.

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

We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of September 30, 2006, we had an accumulated deficit of $122.7 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next two and one half years. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

•         some or all of our product candidates fail in clinical or preclinical studies or prove to be less commercially promising than we expect and we are forced to seek additional product candidates;

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

The preclinical development, clinical trials, manufacturing, marketing, testing, and labeling of pharmaceuticals and medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug and medical device approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products and medical devices can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or medical device to meet a regulatory agency’s requirements for safety, efficacy and quality. In addition, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

We or our collaborators may delay, suspend or terminate clinical trials for commercial distribution of any of our product candidates or their associated medical devices or products at any time for reasons including:

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

•         unfavorable regulatory inspection of a manufacturing, testing, labeling or packaging facility for drug substance or drug product;

•         unfavorable regulatory inspection and review of a clinical or pre-clinical trial site or records of any clinical or preclinical investigation;

•         serious and unexpected drug-related side effects or adverse device effects experienced by participants in our clinical trials or following commercialization; or

•         the placement of a clinical hold on a product candidate in an ongoing clinical trial.

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

We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of patients, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products are active, safe, or effective and as a result we may decide to abandon further development of such product candidates. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and will not become profitable. We may encounter significant delays in the regulatory process that could result in excessive costs that may prevent us from continuing to develop our product candidates. In addition, the failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, product recalls, withdrawal of product approval, mandatory restrictions and other actions that could impair our ability to conduct our business.

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

To obtain regulatory approval for our combination product candidates, we may be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials comparing each component drug with the combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA and other regulatory authorities continue to review products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing and sale of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing and sale of our products.

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

If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA and other regulatory authorities. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our combination products for three years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval of products that duplicate our products.

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

If a third party holds a patent to a composition or method of use of an approved drug that is a component of one or more of our product candidates or a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. In particular, there are issued patents and patent applications that cover or claim the use of pentamidine, one drug in product candidate CRx-026, for the treatment of cancer. We may not be able to develop or commercialize CRx-026 without first obtaining a license to these patents, or waiting for them to expire.  In the event that one or more of the pending counterpart applications issues as a patent, we may not be able to develop or commercialize CRx-026 in a country in which such a counterpart patent issues without first obtaining a license to such patent, or waiting for it to expire. For two of our other product candidates, CRx-139 and CRx-170, some of the various formulations and methods of use of one drug in the combination are covered by third party patents which could pose an impediment to our ability to develop and commercialize these products. We believe that other formulations and methods of use of these drugs, which are not covered by any third party patents, are available. However, we cannot be sure that the unpatented formulations or methods of use of these drugs will be the optimal formulation, or that a feasible formulation for these product candidates will be available. Additionally, there are three United States patents that may cover therapeutic uses of our preclinical Type II diabetes product candidates. We may not be able to develop or commercialize our preclinical Type II diabetes product candidates without first obtaining a license to these patents, or waiting for them to expire. Our business will be harmed if we are unable to use the optimal formulation or methods of use of the component drugs that comprise our product candidates. This may occur because the formulations or methods of use are covered by one or more third party patents, and a license to such patents is unavailable or is available on terms that are unacceptable to us.

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

In our activities, we rely substantially upon proprietary materials, information, trade secrets and know-how to conduct our research and development activities, and to attract and retain collaborators, licensees and customers. We take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants and in our academic and commercial relationships. However, these steps may be inadequate, agreements may be violated, or there may be no adequate remedy available for a violation of an agreement. Our proprietary information may be inadvertently disclosed, or we may lose the protection of our trade secrets. Our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets, which could adversely affect our ability to compete in the market.

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

Item 2. Uses of Proceeds from Registered Securities

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
Alexis Borisy
President and Chief Executive Officer

Date: November 14, 2006

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	S-1	3.4	12/10/2004	333-121173

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Securities Purchase Agreement, dated March 22, 2006, between the Registrant and the purchasers named on Exhibit A thereto.	8-K	10.1	3/24/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

10.5	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.6	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.7	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.8	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

#10.9	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.10	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.11	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.	10-K	10.15	3/20/2006	000-51171

#10.12	Second Amended Employment, Confidentiality and Non-Competition Agreement with Curtis Keith, dated as of July 1, 2005.	S-1/A	10.26	8/19/2006	333-121173

#10.13	Employment, Confidentiality and Non-Competition Agreement with Jan Lessem, dated as of September 21, 2006.	8-K	10.1	9/26/2006	000-51171

#10.14	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.15	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006.	8-K	10.1	4/24/2006	000-51171

#10.16	Restricted Stock Award Agreement, dated January 26, 2006, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/26/2006	000-51171

#10.17	Restricted Stock Award Agreement, dated January 26, 2006, by and between Robert Forrester and the Registrant.	8-K	10.2	1/26/2006	000-51171

#10.18	Restricted Stock Award Agreement, dated January 26, 2006, by and between Jan Lessem and the Registrant.	8-K	10.3	1/26/2006	000-51171

#10.19	Restricted Stock Award Agreement, dated January 26, 2006, by and between Curtis Keith and the Registrant.	8-K	10.4	1/26/2006	000-51171

#10.20	Restricted Stock Award Agreement, dated January 26, 2006, by and between Daniel Grau and the Registrant.	8-K	10.5	1/26/2006	000-51171

#10.21	Restricted Stock Award Agreement, dated April 24, 2006, by and between Lynn Baird and the Registrant.	8-K	10.2	4/24/2006	000-51171

10.22	Founder’s Agreement with Alexis Borisy, dated as of January 26, 2001.	S-1	10.28	12/10/2004	333-121173

10.23	Founder’s Agreement with Curtis Keith, dated as of January 26, 2001.	S-1	10.29	12/10/2004	333-121173

10.24	Founder’s Agreement with Michael Foley, dated as of January 26, 2001.	S-1	10.30	12/10/2004	333-121173

10.25	Founder’s Agreement with Brent Stockwell, dated as of January 26, 2001.	S-1	10.31	12/10/2004	333-121173

10.26	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.27	Sponsored Research Agreement, dated as of August 19, 2004, by and between Spinal Muscular Atrophy Foundation and the Registrant.	S-1	10.19	12/10/2004	333-121173

10.28	Agreement, dated as of February 18, 2005, by and between the Registrant and Novartis Pharmaceuticals Corporation.	S-1/A	10.33	2/18/2005	333-121173

10.29	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.30	Research Agreement, dated as of August 9, 2005, by and between the Registrant and CHDI, Inc.	S-1/A	10.35	8/19/2005	333-121173

10.31	First Amendment to Research Agreement, dated as of December 15, 2005, by and between CHDI, Inc. and the Registrant.	10-K	10.30	3/20/2006	000-51171

10.32	Subcontract Agreement, effective August 10, 2005, between Science Application International Corporation and the Registrant.	S-1/A	10.36	8/19/2005	333-121173

10.33	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.34	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.35	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.36	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.37	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.38	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.39	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.40	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.41	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.42	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.43	Research and License Agreement, dated January 30, 2006, between Fovea Pharmaceuticals SA and the Registrant.	10-K	10.42	3/20/2006	000-51171

10.44	Amendment to Research and License Agreement, dated June 26, 2006, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	6/30/2006	000-51171

10.45	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.46	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

†10.47	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics Incorporated and the Registrant.	8-K	10.1	6/5/2006	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/20/2006	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*                    Filed herewith.

†                     Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                    Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.