Form 10-Q
period 2007-03-31
COMBINATORX, INC
filed 2007-05-09
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-51171

COMBINATORX, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

245 First Street Sixteenth Floor Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2007: 29,038,842 shares

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

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	As of March 31, 2007	As of December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,669	$9,194
Restricted cash	50	—
Short-term investments	92,013	107,895
Unbilled accounts receivable	1,131	1,289
Prepaid expenses and other current assets	2,192	3,451

Total current assets	107,055	121,829

Property and equipment, net	15,752	12,506
Restricted cash	4,000	4,000

Total assets	$126,807	$138,335

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,459	$4,489
Accrued expenses	4,580	4,336
Deferred revenue	9,210	9,548
Current portion of notes payable, net of discount	2,225	1,851
Current portion of lease incentive obligation	649	649

Total current liabilities	20,123	20,873

Convertible notes payable of subsidiary	9,428	9,301
Notes payable, net of current portion and discount	3,922	2,527
Deferred revenue, net of current portion	5,734	8,011
Deferred rent, net of current portion	2,249	2,244
Lease incentive obligation, net of current portion	5,732	5,660

Minority interest in subsidiary	2,701	2,669

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 28,908 and 28,828 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	222,117	219,730
Accumulated other comprehensive income	25	39
Accumulated deficit	(145,253)	(132,748)

Stockholders’ equity	76,918	87,050

Total liabilities and stockholders’ equity	$126,807	$138,335

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2007	2006
Revenue:
Collaborations	$3,634	$3,247
Operating expenses:
Research and development	12,762	7,151
General and administrative	4,507	3,985

Total operating expenses	17,269	11,136
Loss from operations	(13,635)	(7,889)
Interest income	1,427	1,083
Interest expense	(245)	(130)

Net loss before provision for income taxes	(12,453)	(6,936)
Provision for income taxes	(21)	—

Net loss	$(12,474)	$(6,936)

Net loss per share applicable to common stockholders—basic and diluted	$(0.44)	$(0.29)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	28,635,258	23,739,960

CombinatoRx, Incorporated

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months ended March 31,
	2007	2006
Operating activities
Net loss	$(12,474)	$(6,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	315
Noncash interest expense	134	92
Noncash rent expense	(162)	(54)
Stock-based compensation expense	2,249	1,528
Increase in deferred rent	72	391
Change in assets and liabilities:
Decrease (increase) in unbilled accounts receivable	158	(242)
Increase in prepaid expenses and other current assets	39	182
(Decrease) increase in accounts payable	(1,030)	2,998
Increase in accrued expenses	177	109
Decrease in deferred revenue	(2,615)	(1,983)

Net cash used in operating activities	(12,859)	(3,600)
Investing activities
Purchases of property and equipment	(3,839)	(5,252)
Purchases of short-term investments	(104,030)	(154,399)
Sales and maturities of short-term investments	119,898	114,206
Increase in restricted cash	(50)	(1,500)

Net cash provided by (used in) investing activities	11,979	(46,945)
Financing activities
Proceeds from issuance of common stock	—	45,290
Proceeds from exercise of stock options	138	36
Proceeds from notes payable	2,303	806
Repayment of notes payable	(540)	(260)
Proceeds from landlord for tenant improvements	1,454	—

Net cash provided by financing activities	3,355	45,872

Net increase (decrease) in cash and cash equivalents	2,475	(4,673)

Cash and cash equivalents at beginning of the period	9,194	9,079

Cash and cash equivalents at end of the period	$11,669	$4,406

Non-cash financing activity
Receivable for lease incentive obligation	$1,446	$3,008
Stock subscription receivable	$—	$50

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 15, 2007.

2. Financial Accounting Standards Board Interpretation No. 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not impacted the financial results of the Company. In the event the Company would receive an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as selling, general and administrative expense.

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three Months Ended March 31,
	2007	2006
Net loss	$(12,474)	$(6,936)
Other comprehensive loss:
Unrealized loss on investments	(14)	(78)

Comprehensive loss	$(12,488)	$(7,014)

4. Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $2,249 and $1,528, respectively, in connection with its share-based payment awards.

Stock Plans

In 2000, the Company adopted the 2000 Stock Option Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options. In 2006, the Company’s stockholders approved the Amended and Restated 2004 Incentive Plan (“2004 Plan”). The Company has reserved 3,714,286 shares of the Company’s common stock for issuance under the 2004 Plan. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2007 through 2011, inclusive, and will be equal to the least of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. On January 17, 2007, the Compensation Committee of the Board of Directors ratified the 1,153,121 share increase of common stock, effective January 1, 2007. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. Generally, stock options and restricted stock granted to employees pursuant to the 2000 and 2004 Plans fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years.

As of March 31, 2007, there were 1,723,727 shares available for future issuance under the Plans.

A summary of the status of our stock option plans at March 31, 2007 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,219,277	$5.26
Granted	1,061,071	8.77
Cancelled	(87,234)	1.58
Exercised	(133,669)	6.77

Outstanding at March 31, 2007	5,059,445	$6.02	8.30	$10,670

Vested or expected to vest at March 31, 2007	4,828,882	$5.84	8.26	$10,546

Exercisable at March 31, 2007	1,769,387	$3.08	6.84	$7,757

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. As of March 31, 2007, there was $13,782 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.1 years. Additionally, as of March 31, 2007, the Company had approximately $3,239 of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.5 years. The weighted-average grant date fair value of options for the three months ended March 31, 2007, was $5.26. The intrinsic value of stock options exercised for the three months ended March 31, 2007 was $563, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

In January of 2007, the Company modified certain stock option grants and restricted stock awards for an employee to provide for acceleration of vesting in connection with a termination agreement. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $368 at the modification date as no additional service was required.

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of several peer companies to support the assumptions used in its calculations. The Company averaged the volatilities and expected terms of these peer companies with a similar amount of in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk-free interest rates used in the analysis are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change. The Company’s estimated forfeiture rate was 4.65% for the three months ended March 31, 2007.

During the three months ended March 31, 2007 and 2006, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2007	2006
Volatility factor	62.67%	66.12%
Risk-free interest rate	4.54%	4.82%
Dividend yield	—	—
Expected term (in years)	5.65	5.47

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of March 31, 2007 and changes during the three months ended March 31, 2007 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	248,750	$9.86
Granted	—	—
Vested	(33,750)	10.49
Canceled	(7,500)	10.49

Nonvested at March 31, 2007	207,500	$9.74

As of March 31, 2007, there was $1,412 of total unrecognized compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.5 years. The total compensation expense recognized on restricted stock awards was $184 during the three months ended March 31, 2007.

Stock Options Granted to Non-Employees

During the three months ended March 31, 2007, the Company did not issue any stock options to non-employees. During the three months ended March 31, 2006, the Company issued 10,000 shares of vested restricted stock to a non-employee. Some of the stock options previously granted vest immediately and others vest over periods up to two years. The unvested portion of the stock options will be re-measured at each reporting period. Total stock-based compensation expense for non-employee stock option grants in the three months ended March 31, 2007 and 2006 was $15 and $112, respectively.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2007 and 2006, as they would be anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Options and unvested restricted stock outstanding	5,266,945	4,033,959
Warrants outstanding	96,252	124,252
Convertible notes payable	811,589	509,136

6. Notes Payable

On March 30, 2007, the Company amended its line of credit with General Electric Capital Corporation (“GECC”) to increase it by $877, and on March 30, 2007, the Company borrowed an additional $1,101 under the amended line of credit. Additional amounts borrowed under the amended line of credit are repayable over 48 months in the case of laboratory and scientific equipment, and 36 months in the case of other equipment, and amounts borrowed in March 2007 bear interest at the rate of 10.12% per annum. At March 31, 2007, $4,984 was payable under the amended line of credit with GECC, and no additional amounts were available to be borrowed. The amended line of credit with GECC contains a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event, as defined.

On February 14, 2007, CombinatoRx (Singapore) Pte. Ltd. entered into a $2,100 secured equipment line of credit with GE Capital Services Pte. Ltd., and borrowed $1,236 under the line of credit on February 16, 2007. The line of credit is available through November 30, 2007 and is secured by a fixed charge security interest in Singapore over the equipment financed. CombinatoRx, Incorporated also provided a corporate guaranty of payment in connection with the line of credit. Amounts borrowed under the line of credit for laboratory and scientific equipment are repayable over 48 months and bear interest at the rate of 10.42% per annum. Amounts borrowed under the line of credit for other equipment are repayable over 36 months and bear interest at the rate of 10.45% per annum. At March 31, 2007, $1,178 was payable under the secured equipment line of credit, and $864 was available to be borrowed through November 31, 2007.

7. CombinatoRx (Singapore) Pte Ltd

On April 19, 2006, CombinatoRx (Singapore) Pte Ltd (the “Subsidiary”) received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5,830 to support infectious disease drug research and development. The grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by the Subsidiary, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, cumulative qualifying costs are reimbursed upon application until 70% of the initial grant amount has been submitted by the Subsidiary. The remaining 30% of the award may be paid by the EDB once the Company completes the research and development project. The grant extends through September 30, 2010. If the Subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the Subsidiary. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB. The Company recognizes revenue under the grant as qualifying costs are incurred up to a maximum of 70% of the initial grant amount (approximately $4,081). Reimbursements for qualifying costs in excess of 70% of the initial grant amount will be recognized once the reimbursements are deemed to be fixed or determinable. The Company recognizes revenue for equipment costs that are reimbursed ratably over the remaining term of the grant, which approximates the estimated useful life of the equipment. During the three months ended March 31, 2007, the Company recorded $132 of revenue based upon qualifying costs incurred and deferred $15 of revenue pertaining to equipment reimbursements.

8. Research and Development Agreements

On January 30, 2006 (the “Effective Date”), the Company entered into a research and license agreement with Fovea Pharmaceuticals SA (“Fovea”). Under the terms of the agreement, Fovea agreed to fund and conduct pre-clinical and clinical development in ophthalmology of combination drug candidates it selects from the Company’s portfolio, including creating ophthalmic formulations. Additionally, Fovea agreed to develop selected combination candidates up to the start of Phase III clinical trials. In exchange for Fovea’s development investment, the Company granted to Fovea an exclusive license to commercialize selected products in Europe and certain additional countries. The Company will retain exclusive rights to commercialize selected products in North America. The parties will have co-exclusive rights in Japan and Taiwan. Under the agreement, the Company also granted to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat specified diseases of the front of the eye. In connection with this exclusive license, Fovea is entitled to select up to 10 drug combinations from the Company, pursuant to certain selection criteria which includes limiting the selected combinations to Selective Steroid Amplifiers, as defined in the agreement, during a period beginning as of the Effective Date and continuing for 135 days, which may be extended for not more than 60 days. In consideration for the license of these combinations to treat specified diseases of the front of the eye, the Company is entitled to receive license execution fees, development milestones and royalties from Fovea if certain conditions within the agreement are satisfied.

On December 30, 2006, Fovea selected the licensed combination compounds. Beginning January 1, 2007, the Company began to recognize the $750 in previously received non-refundable license execution fees ratably over seven years, which is the Company’s current estimate of its period of significant continuing involvement. In the three months ended March 31, 2007, the Company has recorded $27 of revenue under this agreement. The Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and their notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report or in our annual report on form 10-K, particularly under the heading “Risk Factors That May Affect Future Results.”

Overview

We are a biopharmaceutical company focused on developing synergistic combinations of approved drugs with a portfolio of product candidates in Phase II clinical development. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities, debt financings and revenue from collaboration agreements. We have never been profitable and, as of March 31, 2007, we have an accumulated deficit of $145.3 million. We had net losses of $34.3 million for the year ended December 31, 2006 and $12.5 million for the three months ended March 31, 2007.

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

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the U.S., and the majority of our long lived assets are located in the U.S.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2006 related to revenue recognition and stock-based compensation. With the adoption of SFAS 123R on January 1, 2006, we have identified the estimates and assumptions that accompany the fair value determination of our stock option awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2007.

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

The expected term represents the period of time that options granted are expected to be outstanding prior to being exercised. We believe the expected term of our stock options will follow the average term of our peer group. As a result, we selected 5.65 and 5.47 years for the three months ended March 31, 2007 and 2006, respectively. The range of expected terms within our peer group was between 4.7 and 6.3 years and between 4.5 and 6.2 years for the three months ended March 31, 2007 and 2006, respectively. Volatility represents the expected change in the price of our common stock during the expected term of our stock options. To estimate our volatility, we calculated the average historical stock volatility of our peer group (over a period equal to our expected term) including a percentage applied to our own historical volatility and calculated our volatility to be 62.7% and 66.1% for the three months ended March 31, 2007 and 2006, respectively. As we gain further trading history, we will continue to increase the weight applied to the actual volatility of our common stock in the overall volatility calculation.

The risk free interest rates used in the Black-Scholes model are based on the United States Treasury yield curve in effect for periods corresponding with the expected term of the stock option. We have not issued dividends in the past and have no plans to issue dividends for the foreseeable future.

Upon the adoption of SFAS 123R, we also began to estimate the level of stock-based award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates, derived from periods of business activity most likely to be representative of future periods, to be the most appropriate measure of forfeitures. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. Our estimated forfeiture rate for the three months ended March 31, 2007 and 2006 was 4.65% and 4.89%, respectively. Had we used a forfeiture rate of 0% in our calculations, the total stock-based compensation expense recorded for the three months ended March 31, 2007 and 2006 would have increased by approximately $0.2 million and $0.1 million, respectively.

As of March 31, 2007, there was approximately $18.4 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans and restricted stock agreements as calculated under APB No. 25 and SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.7 years as of March 31, 2007.

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Results of Operations

Comparison of the Three Months ended March 31, 2007 and March 31, 2006

Revenue.    For the three months ended March 31, 2007 we recorded $3.6 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CFFT, CHDI, Inc., Fovea and SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and the Singapore Economic Development Board. For the three months ended March 31, 2006, we recorded revenue of $3.2 million from our research and development collaborations with Angiotech Pharmaceuticals, CHDI, Inc., SAIC (NINDS), Sirtris Pharmaceuticals, the Spinal Muscular Atrophy Foundation, or SMAF, and from a grant from the NIAID. The $0.4 million increase in revenue is primarily due to increased activities under our continuing collaborations and new research and development collaborations replacing collaborations that were completed during 2006, such as our collaborations with Sirtris and SMAF.

Research and Development.    Research and development expense for the three months ended March 31, 2007 was $12.8 million compared to $7.2 million for the three months ended March 31, 2006. The $5.6 million increase in expense over the prior period was primarily due to an increase of $2.1 million for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, a $2.5 million increase in formulation, pharmacology and toxicology costs, a $0.6 million increase in non-cash stock-based compensation expense and a $0.3 million increase in depreciation expense resulting from our move and expansion into our new facilities in Cambridge, Massachusetts.

General and Administrative.    General and administrative expense for the three months ended March 31, 2007 was $4.5 million compared to $4.0 million for the three months ended March 31, 2006. The $0.5 million increase in expense over the prior period was primarily due to an increase of $0.4 million of personnel and consulting related expenses to support our operations as a publicly traded company, including additional personnel in finance, marketing and investor relations, as well as an increase of $0.1 million relating to non-cash stock-based compensation expense.

Interest Income.    Interest income for the three months ended March 31, 2007 was $1.4 million compared to $1.1 million for the three months ended March 31, 2006. The $0.3 million increase in interest income was primarily caused by increases in our average cash and short-term investments balances. The increase in our average cash balance for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, resulted primarily from the closing of a private placement of common stock with net proceeds of $45.3 million at the end of March 2006.

Interest Expense.    Interest expense increased to $0.2 million for the three months ended March 31, 2007 from $0.1 million for the three months ended March 31, 2006. The $0.1 million increase was primarily due to higher average debt balances on our equipment lines of credit with GECC.

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds to us of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million and a private placement of our common stock in March 2006 provided net proceeds of $45.3 million. We have also generated funds from debt financing and from payments from our collaboration partners. As of March 31, 2007, we had cash, cash equivalents and short-term investments of approximately $107.7 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities and money market funds. Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next two years.

During the three months ended March 31, 2007 and 2006, we used $12.9 million and $3.6 million, respectively, of cash in operating activities. Our increase in net use of cash in operating activities is primarily attributed to our $5.7 million increase in loss from operations as well as adjustments for changes in working capital experienced during both periods. The working capital adjustment that caused the greatest use of cash in operations for the 2007 period as compared to the 2006 period was the change in our trade accounts payable balance from a $3.0 million source of cash in 2006 to a $1.0 million use of cash in 2007.

Our investing activities provided cash of $12.0 million for the three months ended March 31, 2007 compared to a use of cash of $46.9 million for the three months ended March 31, 2006. The cash provided by investing activities for the three months ended March 31, 2007 was primarily due to the timing of maturities of short-term investments. In March 2006, we invested the proceeds from our private placement of common stock in short-term investments. Our investing activities in all periods consist of purchases of property and equipment, primarily lab equipment, the purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $3.8 million in capital expenditures for the three months ended March 31, 2007 principally related to leasehold improvements, lab and computer equipment and furniture and fixtures for our office and laboratory facility in Cambridge, Massachusetts.

Our financing activities provided $3.4 million of cash proceeds as of March 31, 2007 compared to $45.9 million of cash provided in the three months ended March 31, 2006, which includes net proceeds of $45.3 million from our private placement of common stock. The amount in the three months ended March 31, 2007 is primarily due to increased borrowings under our equipment lines of credit of $2.3 million, partially offset by repayments of $0.5 million. We also received $1.5 million from our landlord under our tenant improvement allowance to expand and construct additional laboratory space at our facility in Cambridge, Massachusetts.

For the three months ended March 31, 2007, we received $1.2 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc. and SAIC (NINDS) and grants from the NIAID and the Singapore Economic Development Board. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, CFFT, CHDI, Inc., Fovea, HenKan Pharmaceutical Company, SAIC (NINDS) and SMAF and government grants from the NIAID, and from any other collaborative agreements into which we might enter.

On March 30, 2007, the Company amended its line of credit with GE Capital Corporation to increase the line of credit by $0.9 million, and on March 30, 2007, the Company borrowed $1.1 million under the amended line of credit. Additional amounts borrowed under the amended line of credit are repayable over 48 months in the case of laboratory and scientific equipment, and 36 months in the case of other equipment, and amounts borrowed bear interest at the rate of 10.12% per annum. Once drawdowns under the line of credit are repaid, they may not be reborrowed. As of March 31, 2007, there was approximately $5.0 million outstanding under this line of credit. We do not currently have any additional borrowing capacity under our amended line of credit. In the three months ended March 31, 2007 we repaid approximately $0.5 million of the amounts borrowed under the facility, and no warrants previously granted to the lender in connection with providing the line of credit have been exercised. On February 14, 2007, CombinatoRx (Singapore) Pte. Ltd. entered into a $2.1 million secured equipment line of credit with GE Capital Services Pte. Ltd., and borrowed $1.2 million under the line of credit on February 16, 2007. The line of credit is available through November 30, 2007 and is secured by a fixed charge security interest in Singapore over the equipment financed. CombinatoRx, Incorporated also provided a corporate guaranty of payment in connection with the line of credit. Amounts borrowed under the line of credit for laboratory and scientific equipment are repayable over 48 months and bear interest at the rate of 10.42% per annum. Amounts borrowed under the line of credit for other equipment are repayable over 36 months and bear interest at the rate of 10.45% per annum. As of March 31, 2007, there was $1.2 million outstanding under this line of credit.

On March 9, 2006, we entered into an amendment to the lease for our new Cambridge, Massachusetts office and laboratory facility in order to secure additional space. Because the amendment increases the total space we rent at the Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. Under the lease agreement, as amended, we are entitled to receive $6.9 million in tenant improvement funds from the landlord. We submitted approximately $4.0 million in tenant improvement reimbursements to the landlord for which we received payment in July 2006. We submitted approximately $2.8 million in tenant improvements during the first quarter of 2007. We received approximately $1.5 million in January 2007 and approximately $1.3 million in April 2007. We expect to receive the remaining $0.1 million in tenant improvement allowances during the second quarter of 2007.

Contractual Obligations

Other than the operating leases and indebtedness described in the Liquidity and Capital Resources section, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitativ e Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of March 31, 2007, we had unrestricted cash, cash equivalents and marketable securities of $103.7 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at March 31, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Item 4.	Controls and Proce dures

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

PA RT II

It em 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk F actors

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

While we have advanced and continue to advance our product candidates into phase 1/2, phase 2a proof-of-concept and phase 2 clinical trials on the basis of their approved drug components, these product candidates could fail in these or future clinical trials. In addition, we may be required to conduct additional preclinical and phase 1 clinical studies for the new formulations we are developing or plan to develop for our product candidates. If the additional preclinical or phase 1 clinical studies required for a product candidate’s formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug generally requires additional clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates.

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

Diflunisal, a component of our CRx-401 product candidate, is a member of the NSAID (non steroidal anti-inflammatory drug) class, which carries an FDA-required black box warning alerting physicians to the potential for increased thrombotic cardiovascular events (including heart attacks and stroke) which may increase with duration of use, an increased risk of serious gastrointestinal adverse events including bleeding, ulceration, and perforation of the stomach or intestines, which could be fatal and the fact that diflunisal is contraindicated for the treatment of peri-operative pain in the setting of coronary artery bypass graft (CABG) surgery. The occurrence of the adverse side effects described in the diflunisal black-box warning during the development of our CRx-401 product candidate could lead to difficulty in obtaining regulatory approval or other approval for clinical trials, the termination of our clinical trials or could result in product liability claims.

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

Since our inception in 2000, we have grown to approximately 144 employees and advanced seven product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the Spinal Muscular Atrophy Foundation, HenKan, CHDI, Inc., National Institutes of Health and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development, clinical, regulatory and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of March 31, 2007, we had an accumulated deficit of $145.3 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for approximately the next two years. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

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

Item 2.	Uses of Proc eeds from Registered Securities

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

COMBINATORX, INCORPORATED

By:	/s/ Robert Forrester
Robert Forrester
Executive Vice President and Chief Financial Officer

Date: May 9, 2007

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	S-1	3.4	12/10/2004	333-121173

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

10.5	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.6	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.7	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.8	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

10.9	Promissory Note, dated as of March 29, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	4/4/2007	000-51171

10.10	Loan Proposal dated as of November 20, 2006, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.11	Facility Letter, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.12	Deed of Debenture, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.13	Guaranty, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

#10.14	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.15	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.16	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.	10-K	10.15	3/20/2006	000-51171

#10.17	Third Amended Employment, Confidentiality and Non-Competition Agreement with Curtis Keith, dated as of December 1, 2006	S-3	10.12	12/11/2006	333-139260

#10.18	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.19	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006	8-K	10.1	4/24/2006	000-51171

#10.20	Amended and Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/22/2007	000-51171

#10.21	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	1/23/2007	000-51171

#10.22	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Curtis Keith and the Registrant.	8-K	10.4	1/22/2007	000-51171

#10.23	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Daniel Grau and the Registrant.	10-K	10.22	3/15/2007	000-51171

#10.24	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Lynn Baird and the Registrant.	10-K	10.23	3/15/2007	000-51171

10.25	Founder’s Agreement with Alexis Borisy, dated as of January 26, 2001.	S-1	10.28	12/10/2004	333-121173

10.26	Founder’s Agreement with Curtis Keith, dated as of January 26, 2001.	S-1	10.29	12/10/2004	333-121173

10.27	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.28	Sponsored Research Agreement, dated as of August 19, 2004, by and between Spinal Muscular Atrophy Foundation and the Registrant.	S-1	10.19	12/10/2004	333-121173

10.29	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.30	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	3/15/2007	000-51171

10.31	Subcontract Agreement, effective August 10, 2005, between Science Application International Corporation and the Registrant.	S-1/A	10.36	8/19/2005	333-121173

10.32	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.33	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.34	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.35	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.36	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.37	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.38	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.39	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.40	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.41	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.42	Research and License Agreement, dated January 30, 2006, between Fovea Pharmaceuticals SA and the Registrant.	10-K	10.42	3/20/2006	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.43	Amendment to Research and License Agreement, dated June 26, 2006, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	6/30/2006	000-51171

10.44	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.45	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

†10.46	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics Incorporated and the Registrant.	8-K	10.1	6/5/2006	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/15/2007	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.