Form 10-Q
period 2007-06-30
COMBINATORX, INC
filed 2007-08-07
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2007: 29,096,686 shares

COMBINATORX, INCORPORATED

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

Item 1.	Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,854	$9,194
Restricted cash	50	—
Short-term investments	83,101	107,895
Accounts receivable	7,000	—
Unbilled accounts receivable	1,790	1,289
Prepaid expenses and other current assets	1,180	3,451

Total current assets	106,975	121,829

Property and equipment, net	16,069	12,506
Restricted cash	4,000	4,000

Total assets	$127,044	$138,335

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,937	$4,489
Accrued expenses	3,613	4,336
Deferred revenue	5,063	9,548
Current portion of notes payable, net of discount	2,722	1,851
Current portion of lease incentive obligation	649	649

Total current liabilities	14,984	20,873

Convertible notes payable of subsidiary	13,063	9,301
Notes payable, net of current portion and discount	5,660	2,527
Deferred revenue, net of current portion	14,296	8,011
Deferred rent, net of current portion	2,241	2,244
Lease incentive obligation, net of current portion	5,570	5,660

Minority interest in subsidiary	2,729	2,669

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 29,073 and 28,828 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	224,197	219,730
Accumulated other comprehensive income	53	39
Accumulated deficit	(155,778)	(132,748)

Stockholders’ equity	68,501	87,050

Total liabilities and stockholders’ equity	$127,044	$138,335

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Collaboration and grant revenue	$5,287	$3,396	$8,921	$6,643

Operating expenses:
Research and development	12,714	8,703	25,476	15,854
General and administrative	4,083	5,090	8,590	9,075

Total operating expenses	16,797	13,793	34,066	24,929

Loss from operations	(11,510)	(10,397)	(25,145)	(18,286)
Interest income	1,321	1,525	2,748	2,609
Interest expense	(309)	(153)	(553)	(284)

Loss before provision for income taxes	(10,498)	(9,025)	(22,950)	(15,961)

Provision for income taxes	—	—	(21)	—

Net loss	$(10,498)	$(9,025)	$(22,971)	$(15,961)

Net loss per share applicable to common stockholders—basic and diluted	$(0.36)	$(0.32)	$(0.80)	$(0.62)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	28,837,552	28,120,203	28,737,041	25,942,181

CombinatoRx, Incorporated

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months ended June 30,
	2007	2006
Operating activities
Net loss	$(22,971)	$(15,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,388	798
Noncash interest expense	276	191
Noncash rent expense	(324)	(145)
Stock-based compensation expense	4,149	3,406
(Decrease) increase in deferred rent	(3)	1,050
Change in assets and liabilities:
Increase in accounts receivable	(7,000)	—
Increase in unbilled accounts receivable	(501)	(56)
(Decrease) increase in prepaid expenses and other current assets	(250)	399
(Decrease) increase in accounts payable	(1,552)	918
(Decrease) increase in accrued expenses	(723)	2,155
Increase (decrease) in deferred revenue	1,800	(4,175)

Net cash used in operating activities	(25,711)	(11,420)

Investing activities
Purchases of property and equipment	(4,951)	(7,168)
Purchases of short-term investments	(206,341)	(317,161)
Sales and maturities of short-term investments	231,149	286,179
Increase in restricted cash	(50)	(1,500)

Net cash provided by (used in) investing activities	19,807	(39,650)

Financing activities
Proceeds from issuance of common stock	—	45,340
Proceeds from exercise of stock options	318	278
Proceeds from convertible notes payable of subsidiary	3,500	3,500
Proceeds from notes payable	5,215	2,414
Repayment of notes payable	(1,224)	(565)
Proceeds from landlord for tenant improvements	2,755	—

Net cash provided by financing activities	10,564	50,967

Net increase (decrease) in cash and cash equivalents	4,660	(103)

Cash and cash equivalents at beginning of the period	9,194	9,079

Cash and cash equivalents at end of the period	$13,854	$8,976

Non-cash financing activity
Receivable for lease incentive obligation	$145	$2,916
Stock subscription receivable	$—	$50

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts )

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 15, 2007.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not impacted the financial results of the Company. In the event the Company would receive an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as selling, general and administrative expense.

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(10,498)	$(9,025)	$(22,971)	$(15,961)
Other comprehensive loss:
Unrealized gain on investments	28	47	14	34

Comprehensive loss	$(10,470)	$(8,978)	$(22,957)	$(15,927)

4. Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the three and six months ended June 30, 2007 and 2006, the Company recorded employee stock-based compensation expense of approximately $1,876 and $4,110 and $1,564 and $3,092, respectively, in connection with its share-based payment awards.

Stock Plans

In 2000, the Company adopted the 2000 Stock Option Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options. In 2006, the Company’s stockholders approved the Amended and Restated 2004 Incentive Plan (“2004 Plan”). The Company has reserved 3,714,286 shares of the Company’s common stock for issuance under the 2004 Plan. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which will be added on the first day of each fiscal year from 2007 through 2011, inclusive, and will be equal to the least of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. On January 17, 2007, the Compensation Committee of the Board of Directors ratified the 1,153,121 share increase of common stock, effective January 1, 2007. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. Generally, stock options and restricted stock granted to employees pursuant to the 2000 and 2004 Plans fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years.

A summary of the status of the Company’s stock option plans at June 30, 2007 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,219,277	$5.26
Granted	1,289,571	8.40
Exercised	(252,464)	1.26
Canceled	(274,130)	7.20

Outstanding at June 30, 2007	4,982,254	$6.17	8.33	$8,162

Vested or expected to vest at June 30, 2007	4,766,873	$6.00	8.29	$8,089

Exercisable at June 30, 2007	1,802,118	$3.55	7.22	$6,239

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. As of June 30, 2007, there was $13,094 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of June 30, 2007, the Company had approximately $2,645 of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.25 years.

During the three and six months ended June 30, 2007, the Company modified certain stock option grants and restricted stock awards for employees to provide for acceleration of vesting in connection with termination agreements. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $44 and $412 at the modification date as no additional service was required.

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

During the three and six months ended June 30, 2007 and 2006, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Volatility factor	59.31%	64.01%	62.10%	65.24%
Risk-free interest rate	4.92%	5.10%	4.60%	4.94%
Dividend yield	—	—	—	—
Expected term (in years)	5.69	5.77	5.66	5.60

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of June 30, 2007 and changes during the six months ended June 30, 2007 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	248,750	$9.86
Granted	—	—
Vested	(40,000)	10.44
Canceled	(7,500)	10.49

Nonvested at June 30, 2007	201,250	$9.72

As of June 30, 2007, there was $1,245 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.19 years. The total stock-based compensation expense recognized on restricted stock awards was $162 and $357 and $152 and $363 during the three and six months ended June 30, 2007 and 2006, respectively.

Stock Options Granted to Non-Employees

During the three months ended June 30, 2007, the Company issued stock options for the purchase of 12,500 shares of the Company’s common stock to non-employees. During the three months ended June 30, 2006, the Company issued stock options for the purchase of 100,000 shares of the Company’s common stock to non-employees. Some of the stock options vest immediately and others vest over periods up to two years. The unvested portion of the stock options is being re-measured at each reporting period. In accordance with SFAS 123 and EITF No. 96-18, total stock-based compensation expense for non-employee stock option grants in the three and six months ended June 30, 2007 and 2006 was $24 and $39 and $314 and $314, respectively.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2007 and 2006, as they would be anti-dilutive.

	Six Months Ended June 30,
	2007	2006
Options and unvested restricted stock outstanding	5,183,504	4,040,531
Warrants outstanding	96,252	96,252
Convertible notes payable	1,195,733	811,589

6. Notes Payable

On March 30, 2007, the Company amended its secured equipment line of credit with General Electric Capital Corporation ("GECC") to increase it by $877, and on March 30, 2007, the Company borrowed an additional $1,101 under the amended line of credit. On June 27, 2007, the Company further amended its secured equipment line of credit with GECC to increase the line of credit by an additional $4,000, of which the Company borrowed approximately $2,912 as of June 27, 2007. Additional amounts borrowed under the amended line of credit are repayable over 48 months in the case of laboratory and scientific equipment, and 36 months in the case of other equipment. Amounts borrowed in March 2007 bear interest at the rate of 10.12% per annum and amounts borrowed in June 2007 bear interest at the rate of 10.45% per annum. At June 30, 2007, $7,286 was payable under the amended line of credit with GECC, and an additional $1,088 was available to be borrowed. The amended line of credit with GECC contains a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event, as defined.

On February 14, 2007, CombinatoRx (Singapore) Pte. Ltd. entered into a $2,100 secured equipment line of credit with GE Capital Services Pte. Ltd., and borrowed $1,236 under the line of credit on February 16, 2007. The line of credit is available through November 30, 2007 and is secured by a fixed charge security interest in Singapore over the equipment financed. CombinatoRx, Incorporated also provided a corporate guaranty of payment in connection with the line of credit. Amounts borrowed under the line of credit for laboratory and scientific equipment are repayable over 48 months and bear interest at the rate of 10.42% per annum. Amounts borrowed under the line of credit for other equipment are repayable over 36 months and bear interest at the rate of 10.45% per annum. At June 30, 2007, $1,104 was payable under the secured equipment line of credit, and $864 was available to be borrowed through November 30, 2007.

7. CombinatoRx (Singapore) Pte Ltd

In August 2005, the Company formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte Ltd (the “Subsidiary”), for the purpose of conducting discovery and development of product candidates to treat infectious diseases. The Company owns 51% of the Subsidiary capital stock. The Company has agreed to provide assay development and screening services for the subsidiary over a four year period. BioMedical Sciences Investment Fund Pte Ltd (“BioMedical Sciences”) invested $2,500 in 2,500,000 shares of redeemable, convertible preferred stock (the “Subsidiary Preferred Stock”) of the subsidiary and committed to invest up to an additional $17,500 in the subsidiary through the purchase of a series of convertible promissory notes (“Notes”), $5,500 of which were purchased concurrently with its investment in the Subsidiary Preferred Stock (the “Series 1 Note”). The remaining $12,000 in funding is to be provided through the purchase of additional series of Notes over the following four years, provided that the subsidiary achieves certain milestones related to the development of infectious disease product candidates. On June 8, 2006, upon the achievement of a milestone, BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 2 Note”). On May 30, 2007, upon the achievement of a milestone, BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 3 Note”).

The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the subsidiary as additional collateral for the subsidiary’s obligations under the Notes. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. Upon maturity or any proposed prepayment, the Series 1 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $10.803, the Series 2 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $11.572 and the Series 3 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $9.111.

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

On April 19, 2006, the Subsidiary received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5,830 to support infectious disease drug research and development. The grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by the Subsidiary, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, cumulative qualifying costs are reimbursed upon application until 70% of the initial grant amount has been submitted by the Subsidiary. The remaining 30% of the award may be paid by the EDB once the Company completes the research and development project. The grant extends through September 30, 2010. If the Subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the Subsidiary. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB. The Company recognizes revenue under the grant as qualifying costs are incurred up to a maximum of 70% of the initial grant amount (approximately $4,081). Reimbursements for qualifying costs in excess of 70% of the initial grant amount will be recognized once the reimbursements are deemed to be fixed or determinable. The Company recognizes revenue for equipment costs that are reimbursed ratably over the remaining term of the grant, which approximates the estimated useful life of the equipment. During the three and six months ended June 30, 2007, the Company recorded $184 and $316, respectively, of revenue based upon qualifying costs incurred and deferred $52 and $67, respectively, of revenue pertaining to equipment reimbursements.

8. Research and Development Agreements

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

The Company received $27,000 in up-front license execution fees in 2005. As contemplated by the original agreement, on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years for an additional license execution fee of $7,000. The original three-year research project included a six-month period beyond the 30 months where the Company must provide Angiotech with all reasonable assistance required in order to transfer the licensed information to Angiotech. As a result of the extension of the research project, the Company revised its revenue recognition based on this change in estimate from $2,250 recognized per quarter to $1,239 recognized per quarter. The Company may also receive up to $10,000 upon Angiotech's election to receive a license to up to five additional compounds, beyond the initial ten compounds, from the Company’s portfolio of clinical and preclinical product candidates or Chalice database for development. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech's selection of compounds from the Company’s portfolio of clinical and preclinical product candidates or Chalice database, CRX may also receive up to $30,000 in milestone payments if certain development and regulatory approval milestones are met, as well as royalties on any future product sales incorporating the compounds. During the three and six months ended June 30, 2007, the Company recorded $1,913 and $4,163 of revenue, respectively. The Company has $7,000 of accounts receivable for this agreement at June 30, 2007 related to the additional license execution fee associated with the extended research term.

On January 30, 2006, the Company entered into a research and license agreement (the “Original Fovea Agreement”) with Fovea Pharmaceuticals SA (“Fovea”). Under the terms of the Original Fovea Agreement, Fovea agreed to fund and conduct pre-clinical and clinical development in ophthalmology of combination drug candidates it selects from the Company’s portfolio, including creating ophthalmic formulations. Additionally, Fovea agreed to develop selected combination candidates up to the start of Phase 3 clinical trials. In exchange for Fovea’s development investment, the Company granted to Fovea an exclusive license to commercialize selected products in Europe and certain additional countries. The Company will retain exclusive rights to commercialize selected products in North America. The parties will have co-exclusive rights in Japan and Taiwan. Under the Original Fovea Agreement, the Company also granted to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat specified diseases of the front of the eye. In consideration for the license of these combinations to treat specified diseases of the front of the eye, the Company is entitled to receive license execution fees, development milestones and royalties from Fovea if certain conditions within the Original Fovea Agreement are satisfied.

On June 12, 2007, the Company and Fovea amended and restated the Original Fovea Agreement (the "Amended Fovea Agreement"). Under the Amended Fovea Agreement, Fovea will continue to conduct, at its own expense, preclinical and clinical development for certain ophthalmic indications of combination drug candidates it has selected from the Company’s portfolio of product candidates. Fovea is obligated to develop selected combination candidates pursuant to specified development criteria through the end of Phase 2b clinical trials.

The Company and Fovea will continue to jointly own new intellectual property and data generated by Fovea regarding the selected combination candidates through Phase 2a clinical trials. The Company retains the rights to develop and commercialize the combination candidates licensed to Fovea in North America and certain other countries and the Company granted Fovea exclusive rights to commercialize selected combination candidates that are developed to through Phase 2b clinical trials for specified ophthalmic indications in Europe and all other countries that are not retained by the Company. The parties have co-exclusive rights in Japan and Taiwan. The grant by the Company to Fovea of an exclusive milestone and royalty-bearing worldwide license to certain preclinical drug combinations to treat allergic and inflammatory diseases of the front of the eye was retained in the Amended Fovea Agreement.

Under the Amended Fovea Agreement, the Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea. On December 30, 2006, Fovea selected the licensed combination compounds as provided in the Original Fovea Agreement. Beginning January 1, 2007, the Company began to recognize the $750 in previously received non-refundable license execution fees ratably over seven years, which was the Company's estimate of its period of significant continuing involvement. In connection with the Amended Fovea Agreement, the Company determined that it no longer had any significant continuing involvement in the collaboration and as a result recorded the remaining deferred revenue balance of $705 as revenue in June 2007.

In April 2007, the Company received an interim indirect cost negotiation agreement (the “interim rate agreement”) from the United States Department of Health and Human Services related to the rates the Company is allowed to charge under its SAIC – National Institute of Neurological Disorders and Stroke (“NINDS”) and National Institutes of Allergy and Infectious Diseases (“NIAID”) grants. As a result, during the second quarter of 2007, the Company recorded an incremental $780 in revenue under these grants. The rates provided by this interim agreement are retroactive to January 2005 and extend through June 2008. The Company is currently in the process of finalizing its provisional rates for the 2005 and 2006 periods. As a result, revenue recorded in the three months ended June 30, 2007 is based upon the interim rate agreement and may be subject to additional adjustments in future periods should the Company’s final rate agreement vary from its interim rate agreement. Such adjustments will be recorded in revenue in the period in which they become fixed or determinable.

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

Overview

We are a biopharmaceutical company focused on developing synergistic combinations of approved drugs with a portfolio of product candidates in Phase 2 clinical development. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities, debt financings and revenue from collaboration agreements. We have never been profitable and, as of June 30, 2007, we have an accumulated deficit of $155.8 million. We had net losses of $34.3 million for the year ended December 31, 2006 and $23.0 million for the six months ended June 30, 2007.

We are currently advancing five product candidates, CRx-102, CRx-170, CRx-401, CRx-191 and CRx-197 into or through clinical research and development. In addition, we have two other product candidates in our portfolio, CRx-139 and CRx-026, and we have a number of product candidates in preclinical development. Our most advanced product candidate, CRx-102, is an oral synergistic combination containing the cardiovascular drug dipyridamole and an unconventionally low dose of the steroid prednisolone, which is being developed to treat immuno-inflammatory disorders. We are currently planning to conduct two Phase 2 clinical trials of CRx-102, one in rheumatoid arthritis and one in knee osteoarthritis, starting in the second half of 2007. Our product candidate, CRx-170, is an oral synergistic combination drug candidate containing low doses of the steroid prednisolone and the anti-depressant nortriptyline, which we plan to develop to treat chronic pain. We are currently planning to conduct a Phase 2 clinical trial of CRx-170 in a chronic pain indication. Our product candidate CRx-401 is a combination of a low dose of the analgesic diflunisal and a modified-release therapeutic dose of bezafibrate, an anti-cholesterol agent. CRx-401 is currently being studied in a Phase 2a clinical trial in subjects with type 2 diabetes. Our product candidate CRx-191 is a novel synergistic combination of the mid-potency steroid, mometasone, and nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We are currently planning to conduct a Phase 2 clinical trial of CRx-191 in subjects with psoriasis, starting in the second half of 2007. Our product candidate CRx-197 is a novel synergistic combination of low concentrations of the allergy drug loratadine, and nortriptyline, co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We are currently planning to conduct a Phase 2 clinical trial of CRx-197 in subjects with atopic dermatitis, starting in the second half of 2007.

We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical trials, seek regulatory approval prior to the eventual commercialization of our product candidates and add personnel with clinical drug development expertise. We will need to raise additional capital and generate significant revenues to achieve profitability and may never do so.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the U.S., and the majority of our long-lived assets are located in the U.S.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). We have also adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. We do not have any allowances for uncollectible amounts as we have no product sales. License fees or other amounts received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to be substantive and represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. Revenue from our United States government grants is recognized as services are performed and costs are incurred, based on our estimate of approved overhead rates for these services and costs. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the collaborative agreement.

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

The expected term represents the period of time that options granted are expected to be outstanding prior to being exercised. We believe the expected term of our stock options will follow the average term of our peer group. Volatility represents the expected change in the price of our common stock during the expected term of our stock options. To estimate our volatility, we calculated the average historical stock volatility of our peer group (over a period equal to our expected term) including a percentage applied to our own historical volatility. As we gain further trading history, we will continue to increase the weight applied to the actual volatility of our common stock in the overall volatility calculation. The risk-free interest rates used in the Black-Scholes model are based on the United States Treasury yield curve in effect for periods corresponding with the expected term of the stock option. We have not issued dividends in the past and have no plans to issue dividends for the foreseeable future.

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

As of June 30, 2007, there was approximately $17.0 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans and restricted stock agreements as calculated under APB No. 25 and SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.6 years as of June 30, 2007.

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Results of Operations

Comparison of the Three Months ended June 30, 2007 and June 30, 2006

Revenue.    For the three months ended June 30, 2007 we recorded $5.3 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Cystic Fibrosis Foundation Therapeutics, or CFFT, CHDI, Inc., Fovea, SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), the Liverpool School of Tropical Medicine, or LSTM, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and the Singapore Economic Development Board. For the three months ended June 30, 2006 we recorded $3.4 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CHDI, Inc., SAIC (NINDS), Sirtris Pharmaceuticals, the Spinal Muscular Atrophy Foundation, or SMAF, and from a grant from NIAID. In April 2007, we received an interim indirect cost negotiation agreement, or interim rate agreement, from the United States Department of Health and Human Services related to the rates we are allowed to charge under our NINDS and NIAID grants. As a result, during the second quarter of 2007, we recorded an incremental $0.8 million in revenue under these grants. The rates provided in this interim agreement are retroactive to January 2005 and extend through June 2008. We are currently in the process of finalizing our provisional rates for the 2005 and 2006 periods. As a result, revenue recorded in the three months ended June 30, 2007 is based upon the interim rate agreement and may be subject to additional adjustments in future periods should our final rate agreement vary from our interim rate agreement.

The $1.9 million increase in revenue is primarily due to our receipt of the approved interim rates from our NINDS and NIAID grants which resulted in $0.8 million of cumulative incremental revenue that we recorded upon obtaining evidence of approval of the rates, the amendment of our collaboration with Fovea which led to the recognition of $0.7 million in deferred revenue, as well as our new research and development collaborations with CFFT and LSTM.

Research and Development.    Research and development expense for the three months ended June 30, 2007 was $12.7 million compared to $8.7 million for the three months ended June 30, 2006. The $4.0 million increase in expense over the prior period was primarily due to an increase of $1.3 million for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, a $1.9 million increase in formulation, pharmacology and toxicology costs and a $0.7 million increase in lab supplies resulting from our additional work on collaborations as well as our move and expansion into our new facilities in Cambridge, Massachusetts.

General and Administrative.    General and administrative expense for the three months ended June 30, 2007 was $4.1 million compared to $5.1 million for the three months ended June 30, 2006. The $1.0 million decrease in expense from the prior period was primarily due to expense reductions related to our operations in our second year as a publicly traded company, including reduced consulting personnel in finance, marketing and investor relations, as well as a decrease of $0.5 million relating to external patent-related legal expenses.

Interest Income.    Interest income for the three months ended June 30, 2007 was $1.3 million compared to $1.5 million for the three months ended June 30, 2006. The $0.2 million decrease in interest income was primarily caused by a decrease in our average cash and short-term investment balance. We closed a private placement of common stock with net proceeds of $45.3 million at the end of March 2006.

Interest Expense.    Interest expense increased to $0.3 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. The $0.1 million increase was primarily due to higher average debt balances on our equipment lines of credit with General Electric Capital Corporation, or GE Capital.

Comparison of the Six Months ended June 30, 2007 and June 30, 2006

Revenue.    For the six months ended June 30, 2007 we recorded $8.9 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CFFT, CHDI, Inc., Fovea, SAIC (NINDS), LSTM, and from grants from the NIAID and the Singapore Economic Development Board. For the six months ended June 30, 2006 we recorded $6.6 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CHDI, Inc., SAIC (NINDS), Sirtris Pharmaceuticals, SMAF and from a grant from NIAID. In April 2007, we received an interim indirect cost negotiation agreement, or interim rate agreement, from the United States Department of Health and Human Services related to the rates we are allowed to charge under our NINDS and NIAID grants. As a result, during the second quarter of 2007, we recorded an incremental $0.8 million in revenue under these grants. The rates provided in this interim agreement are retroactive to January 2005 and extend through June 2008. We are currently in the process of finalizing our provisional rates for the 2005 and 2006 periods. As a result, revenue recorded in the three months ended June 30, 2007 is based upon the interim rate agreement and may be subject to additional adjustments in future periods should our final rate agreement vary from our interim rate agreement.

The $2.3 million increase in revenue is primarily due to our receipt of the approved interim rates from our NINDS and NIAID grants which resulted in $0.8 million of cumulative incremental revenue that we recorded upon obtaining evidence of approval of the rates, the amendment of our collaboration with Fovea which led to the recognition of $0.7 million in deferred revenue, as well as $1.1 million in new research and development collaboration revenue with CFFT and LSTM.

Research and Development.    Research and development expense for the six months ended June 30, 2007 was $25.5 million compared to $15.9 million for the six months ended June 30, 2006. The $9.6 million increase in expense over the prior period was primarily due to an increase of $3.4 million for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, a $4.4 million increase in formulation, pharmacology and toxicology costs, a $0.6 million increase in non-cash stock-based compensation expense and a $0.6 million increase in lab supplies resulting from our additional work on collaborations as well as our move and expansion into our new facilities in Cambridge, Massachusetts.

General and Administrative.    General and administrative expense for the six months ended June 30, 2007 was $8.6 million compared to $9.1 million for the six months ended June 30, 2006. The $0.5 million decrease in expense from the prior period was primarily due to a decrease of $0.5 million relating to external patent-related legal expenses.

Interest Income.    Interest income for the six months ended June 30, 2007 was $2.7 million compared to $2.6 million for the six months ended June 30, 2006. This $0.1 million increase is primarily due to our portfolio of cash and short-term investments earning a higher interest rate as our average cash balance for the six month periods ending June 30, 2007 and 2006 was consistent.

Interest Expense.    Interest expense increased to $0.6 million for the six months ended June 30, 2007 from $0.3 million for the six months ended June 30, 2006. The $0.3 million increase was primarily due to higher average debt balances on our equipment lines of credit with GE Capital.

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we funded our operations principally through the private placement of equity securities, which provided net proceeds to us of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million and a private placement of our common stock in March 2006 provided net proceeds of $45.3 million. We have also generated funds from debt financing and from payments from our collaboration partners. As of June 30, 2007, we had cash, cash equivalents and short-term investments of approximately $101.0 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities and money market funds. Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations through approximately the first quarter of 2009.

During the six months ended June 30, 2007 and 2006, we used $25.7 million and $11.4 million, respectively, of cash in operating activities. Our increase in net use of cash in operating activities is primarily attributed to our $7.0 million increase in net loss as well as adjustments for changes in working capital experienced during both periods. The increase in net loss is primarily attributable to personnel related expenses to support expanded activities in our research, clinical development and regulatory departments and increased formulation, pharmacology and toxicology costs. The working capital adjustments that caused the greatest use of cash in operations for the 2007 period as compared to the 2006 period were the increase in our accounts receivable balance due to our $7.0 million accounts receivable from Angiotech in June 2007 as well as the unfavorable change in our trade accounts payable balance from a $0.9 million source of cash in 2006 to a $1.6 million use of cash in 2007.

Our investing activities provided cash of $19.8 million for the six months ended June 30, 2007 compared to a use of cash of $39.7 million for the six months ended June 30, 2006. The cash provided by investing activities for the six months ended June 30, 2007 was primarily due to the timing of maturities of short-term investments. In March 2006, we invested the proceeds from our private placement of common stock in short-term investments. Our investing activities in all periods consist of purchases of property and equipment, primarily lab equipment, the purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $5.0 million in capital expenditures for the six months ended June 30, 2007 principally related to leasehold improvements, lab and computer equipment and furniture and fixtures for our office and laboratory facility in Cambridge, Massachusetts.

Our financing activities provided $10.6 million of cash proceeds as of June 30, 2007 compared to $51.0 million of cash provided in the six months ended June 30, 2006, which includes net proceeds of $45.3 million from our private placement of common stock. The amount in the six months ended June 30, 2007 is primarily due to increased borrowings under our equipment lines of credit of $5.2 million, partially offset by repayments of $1.2 million, and the issuance of a $3.5 million convertible promissory note to Biomedical Sciences Investment Fund Pte. Ltd. by CombinatoRx Singapore upon the achievement of a milestone. We also received $2.8 million from our landlord under our tenant improvement allowance to expand and construct additional laboratory space at our facility in Cambridge, Massachusetts.

For the six months ended June 30, 2007, we have received $3.2 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc., LSTM and SAIC (NINDS) and grants from the NIAID and the Singapore Economic Development Board. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, CFFT, CHDI, Inc., Fovea, HenKan Pharmaceutical Company, LSTM, SAIC (NINDS) and SMAF and government grants from the NIAID, and from any other collaborative agreements into which we might enter.

On March 30, 2007, the Company amended its line of credit with GE Capital to increase the line of credit by $0.9 million, and on March 30, 2007, the Company borrowed $1.1 million under the amended line of credit. On June 27, 2007, the Company further amended its secured equipment line of credit with GE Capital to increase the line of credit by an additional $4.0 million, of which the Company borrowed approximately $2.9 million as of June 27, 2007. Additional amounts borrowed under the amended line of credit are repayable over 48 months in the case of laboratory and scientific equipment, and 36 months in the case of other equipment. Amounts borrowed in March 2007 bear interest at the rate of 10.12% per annum and amounts borrowed in June 2007 bear interest at the rate of 10.45% per annum. Once drawdowns under the line of credit are repaid, they may not be reborrowed. As of June 30, 2007, there was approximately $7.3 million outstanding under this line of credit. As of June 30, 2007, we have $1.1 million of additional borrowing capacity under our amended line of credit. In the six months ended June 30, 2007 we repaid approximately $1.1 million of the amounts borrowed under the facility, and no warrants previously granted to the lender in connection with providing the line of credit have been exercised. On February 14, 2007, CombinatoRx (Singapore) Pte. Ltd. entered into a $2.1 million secured equipment line of credit with GE Capital Services Pte. Ltd., and borrowed $1.2 million under the line of credit on February 16, 2007. The line of credit is available through November 30, 2007 and is secured by a fixed charge security interest in Singapore over the equipment financed. CombinatoRx, Incorporated also provided a corporate guaranty of payment in connection with the line of credit. Amounts borrowed under the line of credit for laboratory and scientific equipment are repayable over 48 months and bear interest at the rate of 10.42% per annum. Amounts borrowed under the line of credit for other equipment are repayable over 36 months and bear interest at the rate of 10.45% per annum. In the six months ended June 30, 2007 we repaid approximately $0.1 million of the amounts borrowed under the line of credit with GE Capital Services Pte. Ltd. As of June 30, 2007, there was $1.1 million outstanding under this line of credit, and $0.9 million was available to be borrowed through November 30, 2007.

On March 9, 2006, we entered into an amendment to the lease for our new Cambridge, Massachusetts office and laboratory facility in order to secure additional space. Because the amendment increases the total space we rent at the Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. Under the lease agreement, as amended, we are entitled to receive $6.9 million in tenant improvement funds from the landlord. We initially submitted approximately $4.0 million in tenant improvement reimbursements to the landlord for which we received payment in July 2006. We submitted approximately $2.8 million in tenant improvements during the first quarter of 2007. We received approximately $1.5 million in January 2007, approximately $1.3 million in April 2007, and have a receivable for the remaining $0.1 million included in other current assets as of June 30, 2007.

Contractual Obligations

Other than the operating leases and indebtedness described in the Liquidity and Capital Resources section, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2006. As described in the Liquidity and Capital Resources section, the following table summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth in the table below, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2006.

Contractual Obligations	Total	2007	2008 through 2009	2010 through 2011	After 2011
Short and long-term debt:
General Electric Capital (1)	$9,783	$1,778	$6,218	$1,787	$—
Notes payable issued to BioMedical Sciences(2)	14,770	—	14,770	—	—
Operating lease obligations:
Cambridge facility(3)	27,679	1,358	5,430	5,479	15,412
Singapore facility(4)	408	75	289	44	—
Office equipment	42	42	—	—	—

Total contractual obligations	$52,682	$3,253	$26,707	$7,310	$15,412

(1)	This amount includes approximately $1.4 million in interest payments. Our equipment lines of credit with General Electric Capital Corporation and its affiliates contain a subjective acceleration clause which provides the lender the ability to demand repayment of the loan upon a material adverse event.
(2)	Represents $12.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006 and May 30, 2007. The notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless we elect to prepay the notes before that date through CombinatoRx Singapore. The notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have pledged our shares in CombinatoRx Singapore as additional collateral for the subsidiary’s obligations under the notes. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default of any proposed prepayment. BioMedical Sciences may invest an additional $5.0 million through additional series of notes until December 31, 2009, provided CombinatoRx Singapore achieves certain milestones related to the development of infectious disease product candidates.
(3)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement for an additional approximately 23,000 square feet of laboratory space. We began to make lease payments for the office space in September 2006, the initial laboratory space in December 2006 and the additional laboratory space in February 2007. The lease term, as amended, extends through January 2017. Our obligations under the original lease and under the March 2006 lease amendment are reflected as operating lease obligations in the table above. Our payment obligations under the amended lease are supported by a standby letters of credit totaling $4.0 million.
(4)	On February 16, 2006, we entered into a lease agreement for approximately 4,800 square feet of new office and laboratory space in Singapore. We began to make lease payments in April 2006, and the lease term extends until April 2010. Our obligations under the lease are reflected as operating lease obligations in the table above. Our payment obligations are supported by a security deposit equal to one month of rent.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of June 30, 2007, we had unrestricted cash, cash equivalents and marketable securities of $96.9 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at June 30, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

While we have advanced and continue to advance our product candidates into Phase 1/2, Phase 2a proof-of-concept and Phase 2 clinical trials on the basis of their approved drug components, these product candidates could fail in these or future clinical trials. In addition, we may be required to conduct additional preclinical and Phase 1 clinical studies for the new formulations we are developing or plan to develop for our product candidates. If the additional preclinical or Phase 1 clinical studies required for a product candidate’s formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates.

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

Three of our product candidates, and several of our earlier stage preclinical products, seek to increase the therapeutic effect of a reduced-dose oral corticosteroid or mid-potency topical corticosteriod by the combination of such steroid with a second pharmaceutical ingredient that serves as an enhancer agent. The adverse side effects of the steroids and the antidepressant or other enhancer agent included in these drug candidates are significant and generally increase as their dosage and/or duration of therapy increases. As a result, the success of these product candidates depends upon the ability of an acceptable dose of the candidate’s enhancer agent to selectively amplify the therapeutic effect of a reduced-dose steroid or mid-potency steriod, without causing unacceptable expected or unexpected adverse side effects. To achieve sufficient efficacy in humans, we may need to include higher doses of the steroid, or of the enhancer agent, than we expected to include based on our screening procedures, preclinical trials and limited clinical trials. As a result, our product candidates could have greater adverse side effects than anticipated and could fail to achieve risk-to-benefit profiles that would justify their continued development.

Certain antidepressants, including the antidepressants in our product candidates, CRx-139, CRx-170, CRx-191 and CRx-197, carry a black box warning and expanded warning statements that alert health care providers to an increased risk of suicidality in children and adolescents being treated with these drugs. Several scientific publications also suggest the possibility of an increased risk for suicidal behavior in adults, in addition to children and adolescents, who are being treated with antidepressant medications. In particular, studies and publications suggest that selective serotonin reuptake inhibitors, including the antidepressant included in CRx-139, may increase the risk of suicidal behavior in adults. In 2006, the FDA reviewed all available data and determined there is an increased risk of suicidality in adults being treated with antidepressant medications, particularly young adults. Additional product labeling or even suspension of the use of some or all of the anti-depressants included in our product candidates, would delay or prevent the continuation of our clinical trials, development and eventual commercialization of these product candidates.

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

Significant adverse side effects of the component drugs included in our clinical stage product candidates include: in the case of our product candidates CRx-102, CRx-139 and CRx-170, fluid and electrolyte imbalances, muscle and bone loss, diabetes, drowsiness, suicidality, fractures, weakness, birth defects, abdominal distress, peptic ulceration, arrhythmias, cataracts, avascular osteonecrosis, glaucoma, myopathy, and nausea; in the case of our product candidates CRx-191 and CRx-197 burning, skin atrophy, stinging, adrenal suppression, suicidality, headache, drowsiness, fatigue, nervousness, constipation, blurred vision, abdominal distress, tachycardia, and arrhythmias; and in the case of our product candidate CRx-401 heart attack, stroke, bleeding, ulceration, and perforation of the stomach or intestines, diarrhea, constipation, flatulence, drowsiness, insomnia, dizziness, headache, fatigue, nausea, muscular pain, weakness or cramps, dizziness and alopecia and in the case of our oncology product candidate, drowsiness, low blood pressure, pancreatic damage, tardive dyskinesia, and confusional states. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

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

We anticipate that the approved drugs that are combined to produce our product candidates are likely to be commercially available at prices lower than the prices at which we would seek to market our product candidates. Even with new formulations, we cannot be sure that physicians will view our products as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for our combination products, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination products. Even if we are issued patents covering the composition of matter, method of use or formulations of our combination products, those patents may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination products. To the extent that the price of our products is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination products, and this may limit how we price our products. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for our products, which could also limit market and patient acceptance of our products, and could negatively impact our revenues and net income, if any. Physicians might also prescribe the individual components of a product candidate prior to its approval, which could adversely affect our development of the product candidate due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in our product candidate, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize any such product candidate which we successfully develop.

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

The success of our product candidates will depend on our ability to develop a formulation of the product candidate that is superior to a treatment regime of the two approved drugs included in the product candidate taken separately. In some instances, to be commercially successful, this formulation must have a different method of administration than the approved drugs. We are developing novel formulations for our most advanced product candidates. Developing such novel formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for our product candidates and they may not be successful in doing so or may experience delays in doing so that could delay our clinical trials, and ultimately our ability to obtain approval of our product candidates. Defects in the formulation, delivery method or packaging of any of our product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

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

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In particular, we experienced delays in enrollment of some of our historical Phase 2a rheumatoid arthritis clinical trials, primarily due to competing therapies otherwise available to the relevant patient population. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. We are planning to conduct additional proof-of-concept clinical trials as well as Phase 2b clinical trials for some of our product candidates. These clinical trials may be in indications where we do not have prior experience or may be of a size and scope greater than what we have undertaken before, and this lack of experience or size may lead to delays in enrollment and other aspects of the trials. We plan to contract with third-party clinical research organizations to conduct some of our future Phase 2b and other Phase 2 proof of concept clinical trials for our product candidates. These organizations may not completely perform their contractual obligations regarding the trial, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

We may make incorrect determinations as to which of our product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. Our decisions to allocate our research, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

We have no sales or distribution capabilities and may not obtain the collaboration, development, commercialization, manufacturing or other third-party relationships that we will require to develop, commercialize and manufacture some or all of our product candidates.

We have no sales or distribution capabilities and lack the resources, capabilities, and experience necessary to clinically develop, formulate, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We depend on collaborators, licensees, clinical research organizations and other third parties to formulate product candidates, to conduct clinical trials for some or all of our product candidates. We also rely on obtaining sufficient quantities of the approved drugs in our product candidates from sources acceptable to the FDA and other regulators for early stage clinical trials.

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

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture product candidates for us. Failure of these manufacturers to perform could lead to delays in the clinical trials of our product candidates or costs and delays associated with contracting with new manufacturers.

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We plan to rely upon third-party manufacturers to manufacture all clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. In many cases, we only have a single contract manufacturer making one of our product candidates, in which case there is a concentration of risk of non-performance with that single manufacturer that would be costly to mitigate or could lead to the delay or suspension of one of our clinical trials if the manufacture is unable to perform.

Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs or comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of our third-party manufacturers, we may not be able to complete development of, or market, our product candidates.

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

Exercise by BioMedical Sciences of the rights granted to it to convert its shares of preferred stock in our Singapore subsidiary and convertible promissory notes issued by our Singapore subsidiary that they hold into shares of our common stock could result in substantial dilution to our stockholders. BioMedical Sciences may convert its shares of convertible preferred stock and convertible promissory notes in our Singapore subsidiary issued on August 30, 2005 into our common stock at a conversion price of $10.803 or, in the case of convertible promissory notes issued by the subsidiary on or after December 9, 2005, at a 40% premium to the volume- weighted average price of our common stock over the 20 trading days immediately prior to the issuance of the note. In the case of the promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on June 8, 2006, the conversion price is $11.572, and in the case of the promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on May 30, 2007, the conversion price is $9.111. These prices may be substantially less than the market price of our shares at the time of conversion or the price per share paid by investors in our common stock.

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

Our collaborations are generally new, and we have only a short history of working together with Angiotech, Fovea, CFFT, HenKan, LSTM or our other collaborators and cannot predict the success of any of our collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Angiotech and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in our Angiotech or other collaboration agreements or derive any license or royalty revenue with respect to these collaborations.

If we fail to manage our growth, our operations and financial results could be adversely affected.

Since our inception in 2000, we have grown to approximately 143 employees and advanced multiple product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the Spinal Muscular Atrophy Foundation, HenKan, CHDI, Inc., LSTM, National Institutes of Health and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development, clinical, regulatory and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of June 30, 2007, we had an accumulated deficit of $155.8 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations through approximately the first quarter of 2009. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

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

Item 4.	Submission of Matters To a Vote of Security Holders

At our 2007 Annual Meeting of Stockholders held on May 31, 2007, the stockholders voted:

1. To elect the following directors as Class II directors:

	Votes For	Votes Withheld
Sally Crawford	22,246,035	27,205
Michael Kauffman	22,214,453	58,787
Richard Pops	22,155,535	117,705

In addition, the terms in office of Mr. Borisy, Ms. Deptula, Mr. Fortune and Mr. Haydu continued after the meeting.

2. To ratify the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Votes Withheld
22,261,129	12,111	0	0

Item 6.	Exhibits.

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
Robert Forrester
Executive Vice President and Chief Financial Officer

Date: August 7, 2007

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	6/4/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant's Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant.	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

10.5	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.6	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.7	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.8	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

10.9	Promissory Note, dated as of March 29, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	4/4/2007	000-51171

10.10	Loan Proposal dated as of November 20, 2006, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.11	Facility Letter, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.12	Deed of Debenture, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.13	Guaranty, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.14	Loan Proposal, dated as of June 27, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	6/28/2007	000-51171

#10.15	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.16	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.17	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.	10-K	10.15	3/20/2006	000-51171

#10.18	Third Amended Employment, Confidentiality and Non-Competition Agreement with Curtis Keith, dated as of December 1, 2006.	S-3	10.12	12/11/2006	333-139260

#10.19	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.20	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006.	8-K	10.1	4/24/2006	000-51171

#10.21	Amended and Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/22/2007	000-51171

#10.22	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	1/23/2007	000-51171

#10.23	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Curtis Keith and the Registrant.	8-K	10.4	1/22/2007	000-51171

#10.24	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Daniel Grau and the Registrant.	10-K	10.22	3/15/2007	000-51171

#10.25	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Lynn Baird and the Registrant.	10-K	10.23	3/15/2007	000-51171

10.26	Founder’s Agreement with Alexis Borisy, dated as of January 26, 2001.	S-1	10.28	12/10/2004	333-121173

10.27	Founder’s Agreement with Curtis Keith, dated as of January 26, 2001.	S-1	10.29	12/10/2004	333-121173

10.28	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.29	Sponsored Research Agreement, dated as of August 19, 2004, by and between Spinal Muscular Atrophy Foundation and the Registrant.	S-1	10.19	12/10/2004	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.30	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.31	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	3/15/2007	000-51171

10.32	Subcontract Agreement, effective August 10, 2005, between Science Application International Corporation and the Registrant.	S-1/A	10.36	8/19/2005	333-121173

10.33	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.34	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.35	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.36	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.37	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.38	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.39	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.40	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.41	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.42	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.43	Amended and Restated Research and License Agreement, dated June 12, 2007, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	6/12/2007	000-51171

10.44	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.45	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

†10.46	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics Incorporated and the Registrant.	8-K	10.1	6/5/2006	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/15/2007	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.