Form 10-Q
period 2007-09-30
COMBINATORX, INC
filed 2007-11-06
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2007: 34,820,166 shares

COMBINATORX, INCORPORATED

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx, Incorporated to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,607	$9,194
Restricted cash	50	—
Short-term investments	70,695	107,895
Accounts receivable	7,000	—
Unbilled accounts receivable	1,719	1,289
Prepaid expenses and other current assets	1,376	3,451

Total current assets	94,447	121,829

Property and equipment, net	16,275	12,506
Restricted cash	4,000	4,000

Total assets	$114,722	$138,335

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,137	$4,489
Accrued expenses	6,789	4,336
Deferred revenue	5,250	9,548
Current portion of notes payable, net of discount	2,832	1,851
Current portion of lease incentive obligation	649	649

Total current liabilities	17,657	20,873

Convertible notes payable of subsidiary	13,234	9,301
Notes payable, net of current portion and discount	5,577	2,527
Deferred revenue, net of current portion	13,358	8,011
Deferred rent, net of current portion	2,220	2,244
Lease incentive obligation, net of current portion	5,407	5,660

Minority interest in subsidiary	2,760	2,669

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 29,208 and 28,828 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	29	29
Additional paid-in capital	226,381	219,730
Accumulated other comprehensive income	64	39
Accumulated deficit	(171,965)	(132,748)

Stockholders’ equity	54,509	87,050

Total liabilities and stockholders’ equity	$114,722	$138,335

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaboration and grant revenue	$3,002	$3,182	$11,923	$9,825

Operating expenses:
Research and development	15,874	8,526	41,350	24,380
General and administrative	4,116	4,488	12,706	13,563

Total operating expenses	19,990	13,014	54,056	37,943

Loss from operations	(16,988)	(9,832)	(42,133)	(28,118)
Interest income	1,207	1,689	3,955	4,298
Interest expense	(375)	(211)	(928)	(495)

Loss before provision for income taxes	(16,156)	(8,354)	(39,106)	(24,315)

Provision for income taxes	—	—	(21)	—

Net loss	$(16,156)	$(8,354)	$(39,127)	$(24,315)

Net loss per share applicable to common stockholders—basic and diluted	$(0.56)	$(0.29)	$(1.36)	$(0.91)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	28,971,559	28,442,946	28,816,073	26,787,787

CombinatoRx, Incorporated

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months ended September 30,
	2007	2006
Operating activities
Net loss	$(39,127)	$(24,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,245	1,344
Noncash interest expense	455	325
Noncash rent expense	(487)	(236)
Stock-based compensation expense	6,150	5,173
(Decrease) increase in deferred rent	(24)	1,671
Change in assets and liabilities:
Increase in accounts receivable	(7,000)	—
Increase in unbilled accounts receivable	(430)	(536)
Decrease in prepaid expenses and other current assets	(591)	968
Decrease in accounts payable	(2,352)	(43)
Increase in accrued expenses	2,452	1,096
Increase (decrease) in deferred revenue	1,049	(6,210)

Net cash used in operating activities	(37,660)	(20,763)

Investing activities
Purchases of property and equipment	(6,014)	(7,835)
Purchases of short-term investments	(337,502)	(505,752)
Sales and maturities of short-term investments	374,727	481,900
Increase in restricted cash	(50)	(1,500)

Net cash provided by (used in) investing activities	31,161	(33,187)

Financing activities
Proceeds from issuance of common stock	—	45,340
Proceeds from exercise of stock options	501	391
Proceeds from convertible notes payable of subsidiary	3,500	3,500
Proceeds from notes payable	5,995	2,412
Repayment of notes payable	(1,984)	(961)
Proceeds from landlord for tenant improvements	2,900	4,015

Net cash provided by financing activities	10,912	54,697

Net increase in cash and cash equivalents	4,413	747

Cash and cash equivalents at beginning of the period	9,194	9,079

Cash and cash equivalents at end of the period	$13,607	$9,826

Non-cash financing activity
Receivable for lease incentive obligation	$—	$2,825

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 15, 2007.

2. Recent Accounting Pronouncements

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not impacted the financial results of the Company. In the event the Company would receive an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

In June 2007, FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(16,156)	$(8,354)	$(39,127)	$(24,315)
Other comprehensive loss:
Unrealized gain on investments	11	100	25	135

Comprehensive loss	$(16,145)	$(8,254)	$(39,102)	$(24,180)

4. Accounting for Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the three and nine months ended September 30, 2007 and 2006, the Company recorded employee stock-based compensation expense of approximately $1,844 and $5,955 and $1,683 and $4,664, respectively, in connection with its share-based payment awards.

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

A summary of the status of the Company’s stock option plans at September 30, 2007 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,219,277	$5.26
Granted	1,722,571	7.91
Exercised	(406,230)	1.23
Canceled	(456,248)	7.32

Outstanding at September 30, 2007	5,079,370	$6.30	8.26	$7,420

Vested or expected to vest at September 30, 2007	4,810,640	$6.13	8.22	$7,355

Exercisable at September 30, 2007	1,956,210	$4.15	7.26	$5,931

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. As of September 30, 2007, there was $12,850 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.8 years. Additionally, as of September 30, 2007, the Company had approximately $1,961 of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.0 year.

During the three and nine months ended September 30, 2007, the Company modified certain stock option grants and restricted stock awards for employees to provide for acceleration of vesting in connection with termination agreements. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $0 and $412, respectively.

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of several peer companies to support the assumptions used in its calculations. The Company averaged the volatilities and expected terms of these peer companies with a similar amount of in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed below. The risk-free interest rates used in the analysis are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change.

During the three and nine months ended September 30, 2007 and 2006, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Volatility factor	58.79%	62.17%	61.31%	61.44%
Risk-free interest rate	4.23%	4.59%	4.51%	4.59%
Dividend yield	—	—	—	—
Expected term (in years)	6.08	5.62	5.76	5.42

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of September 30, 2007 and changes during the nine months ended September 30, 2007 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	248,750	$9.86
Granted	—	—
Vested	(53,750)	9.76
Canceled	(26,250)	8.14

Nonvested at September 30, 2007	168,750	$10.16

As of September 30, 2007, there was $1,051 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years. The total stock-based compensation expense recognized on restricted stock awards was $136 and $493 and $174 and $538 during the three and nine months ended September 30, 2007 and 2006, respectively.

Stock Options Granted to Non-Employees

During the three months ended September 30, 2007, the Company issued fully vested stock options for the purchase of 30,000 shares of the Company’s common stock to non-employees. During the three months ended September 30, 2006, the Company did not issue any stock options to non-employees. Some of the stock options previously granted to non-employees vest immediately and others vest over periods up to two years. The unvested portion of the stock options is being re-measured at each reporting period. In accordance with SFAS 123 and EITF No. 96-18, total stock-based compensation expense for non-employee stock option grants in the three and nine months ended September 30, 2007 and 2006 was $157 and $195 and $84 and $509, respectively.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2007 and 2006, as they would be anti-dilutive.

	As of September 30,
	2007	2006
Options and unvested restricted stock outstanding	5,248,120	4,570,372
Warrants outstanding	96,252	96,252
Convertible notes payable of subsidiary	1,195,733	811,589

6. Notes Payable

On March 30, 2007, the Company amended its secured equipment line of credit with General Electric Capital Corporation (“GECC”) to increase it by $877, and on March 30, 2007, the Company borrowed an additional $1,101 under the amended line of credit. On June 27, 2007, the Company further amended its secured equipment line of credit with GECC to increase the line of credit by an additional $4,000, of which the Company borrowed approximately $2,912 as of June 27, 2007. On September 28, 2007, the Company borrowed an additional $781 under this line. Additional amounts borrowed under the amended line of credit are repayable over 48 months in the case of laboratory and scientific equipment, and 36 months in the case of other equipment. Amounts borrowed in March 2007 bear interest at the rate of 10.12% per annum, amounts borrowed in June 2007 bear interest at the rate of 10.45% per annum and amounts borrowed in September 2007 bear interest at the rate of 10.46% per annum. At September 30, 2007, $7,380 was payable under the amended line of credit with GECC, and an additional $307 was available to be borrowed. The amended line of credit with GECC contains a subjective acceleration clause which provides GECC the ability to demand repayment of the loan early upon a material adverse event, as defined.

On February 14, 2007, CombinatoRx (Singapore) Pte. Ltd. entered into a $2,100 secured equipment line of credit with GE Capital Services Pte. Ltd., and borrowed $1,236 under the line of credit on February 16, 2007. The line of credit is available through November 30, 2007 and is secured by a fixed charge security interest in Singapore over the equipment financed. CombinatoRx, Incorporated also provided a corporate guaranty of payment in connection with the line of credit. Amounts borrowed under the line of credit for laboratory and scientific equipment are repayable over 48 months and bear interest at the rate of 10.42% per annum. Amounts borrowed under the line of credit for other equipment are repayable over 36 months and bear interest at the rate of 10.45% per annum. At September 30, 2007, $1,029 was payable under the secured equipment line of credit, and $864 was available to be borrowed through November 30, 2007.

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

The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the Subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the Subsidiary and by a negative pledge by the Subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the Subsidiary as additional collateral for the Subsidiary’s obligations under the Notes. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. Upon maturity or any proposed prepayment, the Series 1 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $10.80, the Series 2 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $11.57 and the Series 3 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $9.11.

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

The Company received $27,000 in up-front license execution fees in 2005. As contemplated by the original agreement, on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years for an additional license execution fee of $7,000. The original three-year research project included a six-month period beyond the 30 months where the Company must provide Angiotech with all reasonable assistance required in order to transfer the licensed information to Angiotech. As a result of the extension of the research project, the Company revised its revenue recognition based on this change in estimate from $2,250 recognized per quarter to $1,239 recognized per quarter. The Company may also receive up to $10,000 upon Angiotech’s election to receive a license to up to five additional compounds, beyond the initial ten compounds, from the Company’s portfolio of clinical and preclinical product candidates or Chalice database for development. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech’s selection of compounds from the Company’s portfolio of clinical and preclinical product candidates or Chalice database, the Company may also receive up to $30,000 in milestone payments if certain development and regulatory approval milestones are met, as well as royalties on any future product sales incorporating the compounds. During the three and nine months ended September 30, 2007, the Company recorded $1,239 and $5,402 of revenue, respectively. The additional license execution fee of $7,000 is recorded in accounts receivable at September 30, 2007 and was paid by Angiotech on October 3, 2007.

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

On June 12, 2007, the Company and Fovea amended and restated the Original Fovea Agreement (the “Amended Fovea Agreement”). Under the Amended Fovea Agreement, Fovea will continue to conduct, at its own expense, preclinical and clinical development for certain ophthalmic indications of combination drug candidates it has selected from the Company’s portfolio of product candidates. Fovea is obligated to develop selected combination candidates pursuant to specified development criteria through the end of Phase 2b clinical trials.

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

Under the Amended Fovea Agreement, the Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea. On December 30, 2006, Fovea selected the licensed combination compounds as provided in the Original Fovea Agreement. Beginning January 1, 2007, the Company began to recognize the $750 in previously received non-refundable license execution fees ratably over seven years, which was the Company’s estimate of its period of significant continuing involvement. In connection with the Amended Fovea Agreement, the Company determined that it no longer had any significant continuing involvement in the collaboration from an accounting perspective and as a result recorded the remaining deferred revenue balance of $705 as revenue in June 2007.

In April 2007, the Company received an interim indirect cost negotiation agreement (the “interim rate agreement”) from the United States Department of Health and Human Services related to the rates the Company is allowed to charge under its SAIC – National Institute of Neurological Disorders and Stroke (“NINDS”) and National Institutes of Allergy and Infectious Diseases (“NIAID”) grants. As a result, during the second quarter of 2007, the Company recorded an incremental $780 in revenue under these grants. The rates provided by this interim agreement are retroactive to January 2005 and extend through June 2008. The Company is currently in the process of finalizing its provisional rates for the 2005 and 2006 periods. As a result, revenue recorded in the three months ended September 30, 2007 is based upon the interim rate agreement and may be subject to additional adjustments in future periods should the Company’s final rate agreement vary from its interim rate agreement. Such adjustments will be recorded in revenue in the period in which they become fixed or determinable.

9. Subsequent Events

On October 10, 2007, the Company entered into a placement agent agreement with Lazard Capital Markets LLC, as the sole placement agent, relating to the offering, issuance and sale to selected institutional investors of an aggregate of 5,600,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $6.25 per share (the “Offering”). The Offering closed on October 16, 2007, with net proceeds to the Company of $33,033 after deducting all offering expenses and placement agency fees payable by the Company. The Offering was made under the Company’s Registration Statement on Form S-3 (File No. 333-139260) filed with the Securities and Exchange Commission on December 11, 2006 and declared effective on December 20, 2006. After the Offering, the Registration Statement permits the Company to issue, in one or more offerings, shares of common stock, preferred stock, warrants or debt securities at an aggregate initial offering price not to exceed $40,000.

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

Overview

We are a biopharmaceutical company focused on developing synergistic combinations of approved drugs with a portfolio of product candidates in Phase 2 clinical development. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities, debt financings and revenue from collaboration agreements. We have never been profitable and, as of September 30, 2007, we have an accumulated deficit of $172.0 million. We had net losses of $34.3 million for the year ended December 31, 2006 and $39.1 million for the nine months ended September 30, 2007.

We are currently advancing four product candidates, CRx-102, CRx-401, CRx-191 and CRx-197 into or through clinical research and development. In addition, we have three other product candidates in our portfolio, CRx-139 for immuno-inflammatory diseases, CRx-170 for chronic pain and CRx-026 in oncology, which we are not currently advancing in clinical trials, and we have a number of product candidates in preclinical development. Our most advanced product candidate, CRx-102, is an oral synergistic combination drug candidate with a novel multi-target mechanism that inhibits key cell mediators of inflammation. CRx-102 is being developed to treat immuno-inflammatory disorders. We are currently conducting two Phase 2 clinical trials of CRx-102, one in knee osteoarthritis, which started in September 2007, and one in rheumatoid arthritis, which is planned to start in the fourth quarter of 2007. Our product candidate CRx-401 is a novel insulin sensitizer designed to provide anti-diabetic activity without promoting weight gain. CRx-401 is currently being studied in a Phase 2a clinical trial in subjects with type 2 diabetes. Our product candidate CRx-191 is a novel synergistic combination of the mid-potency steroid, mometasone, and nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We are currently conducting a skin atrophy clinical study of CRx-191 and have started a Phase 2 clinical trial of CRx-191 in subjects with psoriasis. Our product candidate CRx-197 is a novel synergistic combination of low concentrations of the allergy drug loratadine, and nortriptyline, co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We are currently planning to conduct a Phase 2 clinical trial of CRx-197 in subjects with select inflammatory dermatoses, starting in 2008.

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

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the United States, and the majority of our long-lived assets are located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2006 related to revenue recognition and stock-based compensation. We also have identified the estimation of accrued expenses as a critical accounting policy for the three months ended September 30, 2007. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2007.

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

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, when the exercise price of stock options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

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

As of September 30, 2007, there was approximately $15.9 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans and restricted stock agreements as calculated under APB No. 25 and SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.5 years as of September 30, 2007.

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate certain accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the amount of service performed and the associated cost incurred for these services as of the balance sheet date in our financial statements. Examples of estimated accrued expenses for our business are contract service fees, such as amounts due to clinical research organizations, preclinical and toxicology research services providers and formulation development providers, professional service fees, such as attorneys and accountants, and investigators in conjunction with our clinical trials. Accruals are based on significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be understated or overstated.

Results of Operations

Comparison of the Three Months ended September 30, 2007 and September 30, 2006

Revenue. For the three months ended September 30, 2007 we recorded $3.0 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Cystic Fibrosis Foundation Therapeutics, or CFFT, CHDI, Inc., SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), the Liverpool School of Tropical Medicine, or LSTM, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and the Singapore Economic Development Board. For the three months ended September 30, 2006 we recorded $3.2 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CHDI, Inc., CFFT, SAIC (NINDS) and Sirtris Pharmaceuticals and from grants from the NIAID and the Singapore Economic Development Board.

The $0.2 million decrease in revenue is primarily due to the extension of the research program under our Research and License Agreement with Angiotech by an additional two years, which resulted in a decrease in revenue during the three months ended September 30, 2007 of $1.0 million compared to the three months ended September 30, 2006. This decrease was partially offset by revenue from our collaboration with CFFT which generated an additional $0.5 million of revenue in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Research and Development. Research and development expense for the three months ended September 30, 2007 was $15.9 million compared to $8.5 million for the three months ended September 30, 2006. The $7.4 million increase in expense over the prior period was primarily due to an increase of $1.1 million for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, a $3.7 million increase in formulation, pharmacology and toxicology costs and a $1.6 million increase in external clinical trial costs.

General and Administrative. General and administrative expense for the three months ended September 30, 2007 was $4.1 million compared to $4.5 million for the three months ended September 30, 2006. The $0.4 million decrease in expense from the prior period was primarily due to expense reductions related to our operations in our second year as a publicly traded company, including reduced consulting personnel in finance, marketing, legal and investor relations.

Interest Income. Interest income for the three months ended September 30, 2007 was $1.2 million compared to $1.7 million for the three months ended September 30, 2006. The $0.5 million decrease in interest income was primarily caused by a decrease in our average cash and short-term investment balance from period to period.

Interest Expense. Interest expense increased to $0.4 million for the three months ended September 30, 2007 from $0.2 million for the three months ended September 30, 2006. The $0.2 million increase was primarily due to higher average debt balances on our equipment lines of credit with General Electric Capital Corporation, or GE Capital.

Comparison of the Nine Months ended September 30, 2007 and September 30, 2006

Revenue. For the nine months ended September 30, 2007 we recorded $11.9 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, CFFT, CHDI, Inc., Fovea, SAIC (NINDS), LSTM, and from grants from the NIAID and the Singapore Economic Development Board. For the nine months ended September 30, 2006 we recorded $9.8 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, the Spinal Muscular Atrophy Foundation, CHDI, Inc., CFFT, SAIC (NINDS) and Sirtris Pharmaceuticals and grants from the NIAID and the Singapore Economic Development Board. In April 2007, we received an interim indirect cost negotiation agreement, or interim rate agreement, from the United States Department of Health and Human Services related to the rates we are allowed to charge under our NINDS and NIAID grants. The rates provided in this interim agreement are retroactive to January 2005 and extend through June 2008. We are currently in the process of finalizing our provisional rates for the 2005 and 2006 periods. As a result, revenue recorded in the three months ended September 30, 2007 is based upon the interim rate agreement and may be subject to additional adjustments in future periods should our final rate agreement vary from our interim rate agreement.

The $2.1 million increase in revenue is primarily due to our receipt of the approved interim rates from our NINDS and NIAID grants which resulted in $0.8 million of cumulative incremental revenue that we recorded upon obtaining evidence of approval of the rates, the amendment of our collaboration with Fovea which led to the recognition of $0.7 million of deferred revenue, as well as $1.8 million in new research and development collaboration revenue with CFFT and LSTM. In June 2007, Angiotech agreed to extend the research project under our Research and License Agreement beyond the original 30-month term to a total term of five years for an additional license execution fee of $7.0 million, which we received in October 2007. As a result of the extension of the research project, the Company revised its revenue recognition based on this change in estimate from approximately $2.3 million in revenue recognized per quarter to approximately $1.2 million in revenue recognized per quarter.

Research and Development. Research and development expense for the nine months ended September 30, 2007 was $41.4 million compared to $24.4 million for the nine months ended September 30, 2006. The $17.0 million increase in expense over the prior period was primarily due to an increase of $5.0 million for personnel related expenses in order to support expanded activities in our research, clinical development, and regulatory departments, an $8.1 million increase in formulation, pharmacology and toxicology costs, a $1.2 million increase in external clinical trial costs, a $1.2 million increase in depreciation expense, a $1.0 million increase in clinical and regulatory consulting and a $0.7 million increase in research supplies to support our additional collaborations.

General and Administrative. General and administrative expense for the nine months ended September 30, 2007 was $12.7 million compared to $13.6 million for the nine months ended September 30, 2006. The $0.9 million decrease in expense from the prior period was primarily due to a decrease of $0.7 million relating to external general and patent related legal expenses.

Interest Income. Interest income for the nine months ended September 30, 2007 was $4.0 million compared to $4.3 million for the nine months ended September 30, 2006. This $0.3 million decrease is primarily due to lower cash and short-term investment balances for the nine month period ending September 30, 2007 compared to the same period in 2006.

Interest Expense. Interest expense increased to $0.9 million for the nine months ended September 30, 2007 from $0.5 million for the nine months ended September 30, 2006. The $0.4 million increase was primarily due to higher average debt balances on our equipment lines of credit with GE Capital.

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we funded our operations principally through the private placement of equity securities, which provided net proceeds to us of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.3 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and from payments from our collaboration partners. As of September 30, 2007, we had cash, cash equivalents and short-term investments of approximately $88.4 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities and money market funds. Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations through approximately the fourth quarter of 2009.

During the nine months ended September 30, 2007 and 2006, we used $37.7 million and $20.8 million, respectively, of cash in operating activities. Our increase in net use of cash in operating activities is primarily attributed to our $14.8 million increase in net loss as well as adjustments for changes in working capital experienced during both periods. The increase in net loss is primarily attributable to increased personnel related expenses to support expanded activities in our research, clinical development and regulatory departments and increased formulation, pharmacology and toxicology costs.

Our investing activities provided cash of $31.2 million for the nine months ended September 30, 2007 compared to a use of cash of $33.2 million for the nine months ended September 30, 2006. The cash provided by investing activities for the nine months ended September 30, 2007 was primarily due to the timing of maturities of short-term investments. In March 2006, we invested the proceeds from our private placement of common stock in short-term investments. Our investing activities in all periods consist of purchases of property and equipment, primarily lab equipment, the purchases and maturities of marketable securities and additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $6.0 million in capital expenditures for the nine months ended September 30, 2007 principally related to leasehold improvements, lab and computer equipment and furniture and fixtures for our office and laboratory facility in Cambridge, Massachusetts.

Our financing activities provided $10.9 million of cash proceeds in the nine months ended September 30, 2007 compared to $54.7 million of cash provided in the nine months ended September 30, 2006, which includes net proceeds of $45.3 million from our private placement of common stock. The amount in the nine months ended September 30, 2007 is primarily due to increased borrowings under our equipment lines of credit of $6.0 million, partially offset by repayments of $2.0 million, and the issuance of a $3.5 million convertible promissory note to Biomedical Sciences Investment Fund Pte. Ltd. by CombinatoRx Singapore upon the achievement of a milestone. We also received $2.9 million from our landlord under our tenant improvement allowance to expand and construct additional laboratory space at our facility in Cambridge, Massachusetts.

For the nine months ended September 30, 2007, we received $5.5 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc., LSTM and SAIC (NINDS) and grants from the NIAID and the Singapore Economic Development Board. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, CFFT, CHDI, Inc., Fovea, HenKan Pharmaceutical Company, LSTM and government grants from the NIAID, and from any other collaborative agreements into which we might enter.

On March 30, 2007, the Company amended its line of credit with GE Capital to increase the line of credit by $0.9 million, and on March 30, 2007, the Company borrowed the remaining $1.1 million available under the amended line of credit. On June 27, 2007, the Company further amended its secured equipment line of credit with GE Capital to increase the line of credit by an additional $4.0 million, of which the Company has borrowed approximately $3.7 million as of September 28, 2007. Additional amounts borrowed under the amended line of credit are repayable over 48 months in the case of laboratory and scientific equipment, and 36 months in the case of other equipment. Amounts borrowed in March 2007 bear interest at the rate of 10.12% per annum, amounts borrowed in June 2007 bear interest at the rate of 10.45% per annum and amounts borrowed in September 2007 bear interest at the rate of 10.46% per annum. Once drawdowns under the line of credit are repaid, they may not be reborrowed. As of September 30, 2007, there was approximately $7.4 million outstanding under this line of credit. As of September 30, 2007, we have $0.3 million of additional borrowing capacity under our amended line of credit. In the nine months ended September 30, 2007 we repaid approximately $1.8 million of the amounts borrowed under the facility, and no warrants previously granted to the lender in connection with providing the line of credit have been exercised.

On February 14, 2007, CombinatoRx (Singapore) Pte. Ltd. entered into a $2.1 million secured equipment line of credit with GE Capital Services Pte. Ltd., and borrowed $1.2 million under the line of credit on February 16, 2007. The line of credit is available through November 30, 2007 and is secured by a fixed charge security interest in Singapore over the equipment financed. CombinatoRx, Incorporated also provided a corporate guaranty of payment in connection with the line of credit. Amounts borrowed under the line of credit for laboratory and scientific equipment are repayable over 48 months and bear interest at the rate of 10.42% per annum. Amounts borrowed under the line of credit for other equipment are repayable over 36 months and bear interest at the rate of 10.45% per annum. In the nine months ended September 30, 2007 we repaid approximately $0.2 million of the amounts borrowed under the line of credit with GE Capital Services Pte. Ltd. As of September 30, 2007, there was $1.0 million outstanding under this line of credit, and $0.9 million was available to be borrowed through November 30, 2007.

On March 9, 2006, we entered into an amendment to the lease for our new Cambridge, Massachusetts office and laboratory facility in order to secure additional space. Because the amendment increases the total space we rent at the

Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. Under the lease agreement, as amended, we are entitled to receive $6.9 million in tenant improvement funds from the landlord. We initially submitted approximately $4.0 million in tenant improvement reimbursements to the landlord for which we received payment in July 2006. We submitted approximately $2.9 million in tenant improvements during the first quarter of 2007. We received approximately $1.5 million in February 2007, approximately $1.3 million in April 2007 and the remaining $0.1 million in August 2007.

Contractual Obligations

As described in the Liquidity and Capital Resources section, the following table summarizes our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth in the table below, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2006.

Contractual Obligations	Total	2007	2008 through 2009	2010 through 2011	After 2011
Short and long-term debt:
General Electric Capital (1)	$9,773	$878	$6,763	$2,132	$—
Notes payable issued to BioMedical Sciences(2)	14,770	—	14,770	—	—
Operating lease obligations:
Cambridge facility(3)	26,981	679	5,430	5,470	15,402
Singapore facility(4)	382	39	298	45	—

Total contractual obligations	$51,906	$1,596	$27,261	$7,647	$15,402

(1)	This amount includes approximately $2.3 million in interest payments. Our equipment lines of credit with General Electric Capital Corporation and its affiliates contain a subjective acceleration clause which provides the lender the ability to demand repayment of the loan upon a material adverse event.
(2)	Represents $12.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006 and May 30, 2007. The notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless we elect to prepay the notes before that date through CombinatoRx Singapore. The notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have pledged our shares in CombinatoRx Singapore as additional collateral for the subsidiary’s obligations under the notes. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default of any proposed prepayment. BioMedical Sciences may invest an additional $5.0 million through additional series of notes until December 31, 2009, provided CombinatoRx Singapore achieves certain milestones related to the development of infectious disease product candidates.
(3)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement for an additional approximately 23,000 square feet of laboratory space. We began to make lease payments for the office space in September 2006, the initial laboratory space in December 2006 and the additional laboratory space in February 2007. The lease term, as amended, extends through January 2017. Our obligations under the original lease and under the March 2006 lease amendment are reflected as operating lease obligations in the table above. Our payment obligations under the amended lease are supported by a standby letters of credit totaling $4.0 million.
(4)	On February 16, 2006, we entered into a lease agreement for approximately 4,800 square feet of new office and laboratory space in Singapore. We began to make lease payments in April 2006, and the lease term extends until April 2010. Our obligations under the lease are reflected as operating lease obligations in the table above. Our payment obligations are supported by a security deposit equal to one month of rent.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of September 30, 2007, we had unrestricted cash, cash equivalents and marketable securities of $84.3 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at September 30, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Three of our product candidates, and several of our earlier stage preclinical products, seek to increase the therapeutic effect of a reduced-dose oral corticosteroid or mid-potency topical corticosteriod by the combination of such steroid with a second pharmaceutical ingredient that serves as an enhancer agent. The adverse side effects of the steroids and the antidepressant or other enhancer agent included in these drug candidates are significant and generally increase as their dosage and/or duration of therapy increases. As a result, the success of these product candidates depends upon the ability of an acceptable dose of the candidate’s enhancer agent to selectively amplify the therapeutic effect of a reduced-dose steroid or mid-potency steroid, without causing unacceptable expected or unexpected adverse side effects. To achieve sufficient efficacy in humans, we may need to include higher doses of the steroid, or of the enhancer agent, than we expected to include based on our screening procedures, preclinical trials and limited clinical trials. As a result, our product candidates could have greater adverse side effects than anticipated and could fail to achieve risk-to-benefit profiles that would justify their continued development.

Certain antidepressants, including the antidepressants in our product candidates, CRx-139, CRx-170, CRx-191 and CRx-197, carry a black box warning and expanded warning statements that alert health care providers to an increased risk of suicidality in children and adolescents being treated with these drugs. Several scientific publications also suggest the possibility of an increased risk for suicidal behavior in adults, in addition to children and adolescents, who are being treated with antidepressant medications. In particular, studies and publications suggest that selective serotonin reuptake inhibitors, including the antidepressant included in CRx-139, may increase the risk of suicidal behavior in adults. In 2006, the FDA reviewed all available data and determined there is an increased risk of suicidality in adults being treated with antidepressant medications, particularly young adults. Additional product labeling or even suspension of the use of some or all of the anti-depressants included in our product candidates would delay or prevent the continuation of our clinical trials, development and eventual commercialization of these product candidates.

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

Significant adverse side effects of the component drugs included in our clinical stage product candidates include: in the case of our product candidates CRx-102, CRx-139 and CRx-170, fluid and electrolyte imbalances, muscle and bone loss, diabetes, drowsiness, suicidality, fractures, weakness, birth defects, abdominal distress, peptic ulceration, arrhythmias, cataracts, avascular osteonecrosis, glaucoma, myopathy, headache and nausea; in the case of our product candidates CRx-191 and CRx-197 burning, skin atrophy, stinging, adrenal suppression, suicidality, headache, drowsiness, fatigue, nervousness, constipation, blurred vision, abdominal distress, tachycardia, and arrhythmias; in the case of our product candidate CRx-401 heart attack, stroke, bleeding, ulceration, and perforation of the stomach or intestines, diarrhea, constipation, flatulence, drowsiness, insomnia, dizziness, headache, fatigue, nausea, muscular pain, weakness or cramps, dizziness and alopecia and in the case of our oncology product candidate, drowsiness, low blood pressure, pancreatic damage, tardive dyskinesia, and confusional states. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

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

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In particular, we experienced delays in the enrollment of some of our historical Phase 2a rheumatoid arthritis clinical trials, primarily due to competing therapies otherwise available to the relevant patient population. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. We are planning to conduct additional proof-of-concept clinical trials as well as Phase 2b clinical trials for some of our product candidates. These clinical trials may be in indications where we do not have prior experience or may be of a size and scope greater than what we have undertaken before, and this lack of experience or size may lead to delays in enrollment and other aspects of the trials. We have contracted with third-party clinical research organizations to conduct some of our future Phase 2b and other Phase 2 proof of concept clinical trials for our product candidates. These organizations may not completely perform their contractual obligations regarding the trial, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We plan to rely upon third-party manufacturers to manufacture all clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. In many cases, we only have a single contract manufacturer making one of our product candidates, in which case there is a concentration of risk of non-performance with that single manufacturer that would be costly to mitigate or could lead to the delay or suspension of one of our clinical trials if the manufacturer is unable to perform.

Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, require prior FDA review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs or comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the use of the product candidate in clinical trials or the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

Exercise by BioMedical Sciences of the rights granted to it to convert its shares of preferred stock in our Singapore subsidiary and convertible promissory notes issued by our Singapore subsidiary that they hold into shares of our common stock could result in substantial dilution to our stockholders. BioMedical Sciences may convert its shares of convertible preferred stock and convertible promissory notes in our Singapore subsidiary issued on August 30, 2005 into our common stock at a conversion price of $10.80 or, in the case of convertible promissory notes issued by the subsidiary on or after December 9, 2005, at a 40% premium to the volume- weighted average price of our common stock over the 20 trading days immediately prior to the issuance of the note. In the case of the promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on June 8, 2006, the conversion price is $11.57, and in the case of the promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on May 30, 2007, the conversion price is $9.11. These prices may be substantially less than the market price of our shares at the time of conversion or the price per share paid by investors in our common stock.

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

Since our inception in 2000, we have grown to approximately 160 employees and advanced multiple product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the Spinal Muscular Atrophy Foundation, HenKan, CHDI, Inc., LSTM, National Institutes of Health and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development, clinical, regulatory and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We commenced operations in March 2000 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of September 30, 2007, we had an accumulated deficit of $172.0 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations through approximately the fourth quarter of 2009. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

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

We or our collaborators may delay, suspend or terminate clinical trials to obtain marketing authorization of any of our product candidates or their associated medical devices or products at any time for reasons including:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•	lack of effectiveness of a product candidate in other clinical trials;

•	lack of sufficient funds for further clinical development;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable regulatory inspection of a manufacturing, testing, labeling or packaging facility for drug substance or drug product;

•	unfavorable regulatory inspection and review of a clinical or preclinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects or serious adverse safety events experienced by participants in our clinical trials or by patients following commercialization; or

•	the placement of a clinical hold on a product candidate in an ongoing clinical trial.

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

To obtain regulatory approval for our combination product candidates, we are typically required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we are typically required to conduct clinical trials comparing each component drug with the combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA and other regulatory authorities continue to review therapeutic products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements, and prohibitions on promoting a product for unapproved uses. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of new legislation, the FDA Amendments Act of 2007, addressing, among other things, drug safety issues. This new law provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing, sale and distribution of our products.

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

Date: November 6, 2007

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