Form 10-Q
period 2008-03-31
COMBINATORX, INC
filed 2008-05-08
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2008: 34,845,218 shares

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

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$9,735	$11,585
Restricted cash	50	50
Short-term investments	85,258	96,999
Accounts receivable	399	397
Unbilled accounts receivable	694	746
Prepaid expenses and other current assets	1,547	2,526

Total current assets	97,683	112,303

Property and equipment, net	15,566	15,933
Restricted cash and other assets	4,087	4,007

Total assets	$117,336	$132,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,527	$1,964
Accrued expenses	6,536	4,751
Deferred revenue	5,265	5,431
Current portion of notes payable, net of discount	3,176	3,099
Current portion of lease incentive obligation	649	649

Total current liabilities	18,153	15,894

Convertible notes payable of subsidiary	13,575	13,404
Notes payable, net of current portion and discount	4,595	5,415
Deferred revenue, net of current portion	10,788	12,068
Deferred rent	2,175	2,190
Lease incentive obligation, net of current portion	5,083	5,245

Minority interest in subsidiary	2,823	2,792

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 34,845 and 34,822 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	262,814	261,187
Accumulated other comprehensive income	250	226
Accumulated deficit	(202,955)	(186,213)

Stockholders’ equity	60,144	75,235

Total liabilities and stockholders’ equity	$117,336	$132,243

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2008	2007
Revenue:
Collaborations	$2,927	$3,192
Government contracts and grants	428	442

Total revenue	3,355	3,634

Operating expenses:
Research and development	16,986	12,762
General and administrative	3,857	4,507

Total operating expenses	20,843	17,269

Loss from operations	(17,488)	(13,635)
Investment income	1,179	1,427
Interest expense	(382)	(245)
Net loss before provision for income taxes	(16,691)	(12,453)
Provision for income taxes	(20)	(21)

Net loss	$(16,711)	$(12,474)

Net loss per share applicable to common stockholders—basic and diluted	$(0.48)	$(0.44)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	34,707,142	28,635,258

CombinatoRx, Incorporated

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months ended March 31,
	2008	2007
Operating activities
Net loss	$(16,711)	$(12,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	593
Noncash interest expense	170	134
Noncash rent expense	(162)	(162)
Stock-based compensation expense	1,736	2,249
(Decrease) increase in deferred rent	(15)	72
Change in assets and liabilities:
Increase in accounts receivable	(2)	—
Decrease in unbilled accounts receivable	52	158
Decrease in prepaid expenses and other assets	899	39
Increase (decrease) in accounts payable	563	(1,030)
Increase in accrued expenses	1,785	177
Decrease in deferred revenue	(1,446)	(2,615)
Proceeds from landlord under tenant improvements	—	1,454

Net cash used in operating activities	(12,223)	(11,405)

Investing activities
Purchases of property and equipment	(541)	(3,839)
Purchases of short-term investments	(100,305)	(104,030)
Sales and maturities of short-term investments	112,070	119,898
Increase in restricted cash	—	(50)

Net cash provided by investing activities	11,224	11,979

Financing activities
Proceeds from exercise of stock options	17	138
Repurchases of common stock	(125)	—
Proceeds from notes payable	—	2,303
Repayment of notes payable	(743)	(540)

Net cash (used in) provided by financing activities	(851)	1,901

Net (decrease) increase in cash and cash equivalents	(1,850)	2,475

Cash and cash equivalents at beginning of the period	11,585	9,194

Cash and cash equivalents at end of the period	$9,735	$11,669

Non-cash financing activity
Receivable for lease incentive obligation	$—	$1,446

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 13, 2008.

2. Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.

The Company currently records short-term investments at fair value. SFAS 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2008:

	Fair Value Measurement as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$24,464	$60,794	$—	$85,258

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three Months Ended March 31,
	2008	2007
Net loss	$(16,711)	$(12,474)
Other comprehensive loss:
Unrealized gain (loss) on investments	24	(14)

Comprehensive loss	$(16,687)	$(12,488)

4. Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognized, for the three months ended March 31, 2008 and 2007, stock-based compensation expense of approximately $1,736 and $2,249, respectively, in connection with its share-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at March 31, 2008 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,067,240	$6.27
Granted	1,613,000	4.60
Exercised	(14,971)	1.15
Cancelled	(245,302)	7.32

Outstanding at March 31, 2008	6,419,967	$5.76	7.97	$3,229

Vested or expected to vest at March 31, 2008	5,883,487	$5.71	7.86	$3,212

Exercisable at March 31, 2008	2,499,992	$4.86	6.26	$2,934

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. As of March 31, 2008, there was $13,543 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of March 31, 2008, the Company had approximately $767 of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 0.5 years.

In January 2007, the Company modified certain stock option grants and restricted stock awards for an employee to provide for acceleration of vesting in connection with a termination agreement. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $368 at the modification date as no additional service was required.

SFAS 123R requires share-based payments to employees to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock options. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzes the volatilities and expected terms of several peer companies to support the assumptions used in its calculations.

During the three months ended March 31, 2008 and 2007, respectively, the weighted-average assumptions used in the Black-Scholes pricing model were as follows:

	Three Months Ended March 31,
	2008	2007
Volatility factor	56.15%	62.67%
Risk-free interest rate	2.46%	4.54%
Dividend yield	—	—
Expected term (in years)	5.67	5.65

Restricted Stock

A summary of the status of non-vested restricted stock as of March 31, 2008 and changes during the three months ended March 31, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2007	165,938	$10.18
Granted	45,000	4.84
Vested	(77,813)	10.44
Canceled	(12,500)	10.49

Nonvested at March 31, 2008	120,625	$7.99

As of March 31, 2008, there was $957 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Equity Incentive Plan. The expense is expected to be recognized over a weighted-average period of 2.3 years. The total compensation expense recognized on restricted stock awards was $152 during the three months ended March 31, 2008.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods, as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2008 and 2007, as they would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Options outstanding	6,419,967	5,266,945
Unvested restricted stock	120,625	207,500
Warrants outstanding	96,252	96,252
Convertible notes payable	1,195,733	811,589

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have never been profitable and, as of March 31, 2008, we have an accumulated deficit of $203.0 million. We had net losses of $53.3 million for the year ended December 31, 2007 and $16.7 million for the three months ended March 31, 2008.

We are currently advancing four product candidates, CRx-102, CRx-401, CRx-191 and CRx-197 into or through clinical research and development. We have two other product candidates in our portfolio, CRx-139 for immuno-inflammatory diseases and CRx-170 for chronic pain, which have completed Phase 2a clinical trials, but are not currently being advanced into later-stage clinical trials, and we have a number of product candidates in preclinical development. Our most advanced product candidate, CRx-102, is a novel dissociated glucocorticoid product candidate being developed to treat immuno-inflammatory disorders. We are currently conducting two Phase 2b clinical trials of CRx-102, one in knee osteoarthritis, which started in September 2007, and one in rheumatoid arthritis, which started in January 2008. Our product candidate CRx-191 is a topical synergistic combination drug candidate with a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We conducted a skin atrophy clinical study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis. Our product candidate CRx-197 is a selective cytokine modulator containing low concentrations of the antihistamine loratadine, and the tricyclic anti-depressant nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We are currently planning to conduct a Phase 2a clinical trial of CRx-197 in subjects with selected inflammatory dermatoses during 2008. Our product candidate CRx-401 is a novel oral anti-diabetic that is currently being studied in a Phase 2a clinical trial in subjects with Type 2 diabetes.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2007 related to revenue recognition, stock-based compensation and accrued expenses. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2008.

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

Stock-Based Compensation

We adopted SFAS 123R on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2005 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2005. As a result, the fair value of unamortized compensation expense from stock options granted prior to January 1, 2005 is not included in the statement of operations. Stock options granted after January 1, 2005 are included due to the fact that once we were in registration for our initial public offering, we included a volatility factor in our Black-Scholes calculations for purposes of the proforma footnote disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”).

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by SFAS 123. Under APB 25, when the exercise price of stock options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

SFAS 123R requires share-based payments to employees to be measured at fair value. However, the valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. We use the Black-Scholes pricing model in order to calculate the estimated fair value for our stock options. The input assumptions used in determining fair value are the expected life of the stock options, the expected volatility of our common stock, the risk-free interest rate over the expected life of the option and the expected forfeiture rate of the options granted. We recognize stock option compensation expense over the vesting period during which an employee provides service in exchange for the award.

Making estimates for the values required by Black-Scholes is more easily accomplished if a company has a substantial public market trading history. Since we have a limited history as a publicly traded entity, we rely on data from several peer companies similar to ours in generating our assumptions. Of the variables mentioned above, the estimates for expected term and stock price volatility are the most subjective. In accordance with the guidance provided in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), we generate our estimates by performing an analysis of these peer companies’ expected term and volatility data as reported in their filings with the SEC. Our peers had a similar amount of in-the-money stock options (options with exercise prices below the current market price of the underlying stock), a trading history of sufficient duration (at least as long as its expected term) and stock option life and vesting terms similar to ours (10 year options with approximately 4 year vesting).

The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes pricing model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the amount of service performed and the associated cost incurred for these services as of the balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses for our business are contract service fees, such as amounts due to clinical research organizations who are supporting clinical trials for our product candidates CRx-102, CRx-401, CRx-191 and CRx-197, preclinical and toxicology research services providers and formulation development providers, professional service fees, such as attorneys and accountants, and investigators in conjunction with our clinical trials. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be understated or overstated.

Results of Operations

Comparison of the Three Months ended March 31, 2008 and March 31, 2007

Revenue. For the three months ended March 31, 2008, we recorded $3.4 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, CHDI, Inc., Charley’s Fund and the Nash Avery Foundation, or the DMD Foundations, the Liverpool School of Tropical Medicine, or LSTM, and SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and the Singapore Economic Development Board, or EDB. For the three months ended March 31, 2007, we recorded $3.6 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., Fovea Pharmaceuticals SA, or Fovea, and SAIC (NINDS) and from grants from NIAID and the EDB. The decrease in revenue is primarily due to a decrease in the revenue recognized under our research and license agreement with Angiotech as a result of our extension of the research term in June 2007.

Research and Development. Research and development expense for the three months ended March 31, 2008 was $17.0 million compared to $12.8 million for the three months ended March 31, 2007. The $4.2 million increase was primarily due to an increase of $3.9 million in external clinical trial costs related to the initiation of two Phase IIb clinical trials for CRx-102 and one Phase IIa clinical trial for CRx-401 during the second half of 2007 and a $0.3 million increase in depreciation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs CRx-102, CRx-401, CRx-197, CRx-191, CRx-139 and CRx-150 for the three months ended March 31, 2008 and 2007. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of our clinical product candidates CRx-102, CRx-401, CRx-197, CRx-191, CRx-139 and CRx-150. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the research activities of CombinatoRx Singapore, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates CRx-102, CRx-401, CRx-197, CRx-191, CRx-150 and CRx-139, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended March 31, (in thousands)
	2008	2007
CRx-102	$6,082	$1,486
CRx-401	1,031	55
CRx-197	607	—
CRx-191	462	43
CRx-139	—	311
CRx-150	—	176
Unallocated clinical program costs	712	1,945
Preclinical program costs	3,389	2,497
Unallocated clinical and preclinical program costs	1,438	3,158
Infrastructure and support costs	2,578	1,890
Non-cash employee and non-employee stock-based compensation expense	687	1,201

Total research and development expenses	$16,986	$12,762

General and Administrative. General and administrative expense for the three months ended March 31, 2008 was $3.9 million compared to $4.5 million for the three months ended March 31, 2007. The $0.6 million decrease was primarily due to a $0.3 million decrease in general consulting costs as well as individually insignificant decreases in general and patent legal expenses and office supplies.

Investment Income. Investment income for the three months ended March 31, 2008 was $1.1 million compared to $1.4 million for the three months ended March 31, 2007. The $0.3 million decrease was primarily due to decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the three months ended March 31, 2008 was $0.4 million compared to $0.2 million for the three months ended March 31, 2007. The $0.2 million increase was primarily due to higher average debt balances on our equipment lines of credit with General Electric Capital Corporation, or GECC, and the issuance of additional convertible notes by CombinatoRx Singapore in May 2007.

Liquidity and Capital Resources

Since our inception in March 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of March 31, 2008, we had cash, cash equivalents and short-term investments of approximately $99.0 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities and money market funds. Based upon our current operating plans, we expect our existing resources to be sufficient to fund our planned operations until approximately the first quarter of 2010.

Our operating activities used cash of $12.2 million for the three months ended March 31, 2008 and used cash of $11.4 million for the three months ended March 31, 2007. Our increase in the net use of cash in operating activities is primarily attributed to our $4.2 million increase in net loss which is a result of increased external clinical trial costs for our four major product candidates.

Our investing activities provided cash of $11.2 million for the three months ended March 31, 2008 and provided cash of $12.0 million for the three months ended March 31, 2007. The cash provided by investing activities for the three months ended March 31, 2008 was primarily due to sales and maturities of short-term investments. Our investing activities in both periods consisted of purchases of property and equipment and purchases and maturities of marketable securities. Our investing activities for the three months ended March 31, 2007 also included additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $0.5 million in capital expenditures for the three months ended March 31, 2008 principally related to lab and computer equipment for our office and laboratory facility in Cambridge, Massachusetts.

Our financing activities used cash of $0.9 million for the three months ended March 31, 2008 and provided cash of $1.9 million for the three months ended March 31, 2007. The use of cash in the three months ended March 31, 2008 is primarily due to the repayment of our notes payable to GECC. The increase in cash in the three months ended March 31, 2007 is primarily due to increased borrowings under our GECC lines of credit of $2.3 million, partially offset by repayments of $0.5 million to GECC.

For the three months ended March 31, 2008, we received $2.0 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc., the DMD Foundations and SAIC (NINDS), and grants from the NIAID and the EDB. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, CFFT, CHDI, Inc., Fovea, HenKan Pharmaceutical Company, LSTM, the DMD Foundations and government grants from the NIAID and the EDB and any other collaborative agreements into which we might enter.

Contractual Obligations

Other than the indebtedness described in the Liquidity and Capital Resources section, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of March 31, 2008, we had unrestricted cash, cash equivalents and marketable securities of $95.0 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at March 31, 2008, we estimate that the fair value of our investments would decline by an immaterial amount; and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Since our inception in 2000, we have grown to approximately 170 employees and advanced multiple product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the DMD Foundations, the Spinal Muscular Atrophy Foundation, HenKan, CHDI, Inc., LSTM, National Institutes of Health and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure as well as additional demands on our financial resources. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring sufficient research, development, clinical, regulatory and administrative personnel and management to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of March 31, 2008, we had an accumulated deficit of $203.0 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations until approximately the first quarter of 2010. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. This could occur for many reasons, including:

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

We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of patients, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products are active, safe, or effective and as a result we may decide to abandon further development of such product candidates. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and will not become profitable. We may encounter significant delays in the regulatory process that could result in excessive costs that may prevent us from continuing to develop our product candidates. In addition, the failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, product recalls, withdrawal of product approval, mandatory restrictions or other actions that could impair our ability to conduct our business.

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

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary drug discovery technology and any products or product candidates we plan to develop. We intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and preclinical product candidates and our drug discovery technologies in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may not be able to stop them from doing so.

Similar to other biotechnology companies, our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

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

Risks Related to an Investment in Our Common Stock

Our common stock has a volatile public trading price.

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

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

Item 2:	Issuer Repurchases of Equity Securities

The table set forth below shows all repurchases of common stock by us during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under Publicly Announced Plans or Programs
Jan. 1, 2008 to Jan. 31, 2008	24,201	$5.15	—	—
Feb. 1, 2008 to Feb. 29, 2008	—	$—	—	—
Mar. 1, 2008 to Mar. 31, 2008	—	$—	—	—

Under the terms of our 2004 Equity Incentive Plan, as amended, we may award shares of restricted stock to our employees and consultants. With respect to certain outstanding grants of restricted stock that vested during the quarter ended March 31, 2008, in accordance with the terms of restricted stock agreements with certain employees and upon the approval of our Compensation Committee, we allowed certain of our employees to deliver shares of restricted stock to us in satisfaction of our obligation to pay their tax withholding obligations associated with the vesting of restricted stock. Under this program, certain of our employees delivered to us a number of shares of restricted stock with a value, based on the fair market value on the vesting date, equal to our minimum statutory income tax withholding obligation on account of the employees’ newly vested shares. In the quarter ended March 31, 2008, 24,201 shares were delivered to us under this program at a value of $5.15 per share. Shares delivered to us under this program are available for future awards under the 2004 Equity Incentive Plan, as amended.

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
Robert Forrester
Executive Vice President and Chief Financial Officer

Date: May 8, 2008

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	06/04/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant.	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

10.6	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.7	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.8	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.9	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

10.10	Promissory Note, dated as of March 29, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	4/4/2007	000-51171

10.11	Loan Proposal, dated as of June 27, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	6/28/2007	000-51171

10.12	Promissory Note, dated as of December 21, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	12/21/2007	000-51171

10.13	Loan Proposal dated as of November 20, 2006, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.14	Facility Letter, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.15	Deed of Debenture, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.16	Guaranty, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.17	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.18	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.19	Employment Letter Agreement with Daniel Grau, dated as of March 1, 2005.	10-K	10.15	3/20/2006	000-51171

#10.20	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.21	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006	8-K	10.1	4/24/2006	000-51171

*10.22	Employment Letter Agreement with John Randle, dated as of July 24, 2007.

#10.23	Amended and Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/22/2007	000-51171

#10.24	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	1/23/2007	000-51171

#10.26	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Lynn Baird and the Registrant.	10-K	10.23	3/15/2007	000-51171

*10.27	Restricted Stock Award Agreement, dated January 15, 2008, by and between Jason Cole and the Registrant.

*10.28	Letter Agreement, dated February 7, 2008, between Curtis Keith and the Registrant regarding stock options.

10.29	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.30	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.31	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	3/15/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.32	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.33	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.34	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.35	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.36	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.37	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.38	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.39	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.40	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.41	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.42	Amended and Restated Research and License Agreement, dated June 12, 2007, between Fovea Pharmaceuticals SA and the Registrant	8-K	10.1	6/12/2007	000-51171

10.43	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.44	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
†10.45	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant.	8-K	10.1	6/5/2006	000-51171

10.46	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/8/2007	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/13/2008	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.