Form 10-Q
period 2008-06-30
COMBINATORX, INC
filed 2008-08-08
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2008: 35,036,138 shares

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

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$8,077	$11,585
Restricted cash	50	50
Short-term investments	69,110	96,999
Accounts receivable	213	397
Unbilled accounts receivable	612	746
Prepaid expenses and other current assets	1,596	2,526

Total current assets	79,658	112,303

Property and equipment, net	15,188	15,933
Restricted cash and other assets	4,112	4,007

Total assets	$98,958	$132,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,875	$1,964
Accrued expenses	5,917	4,751
Deferred revenue	5,238	5,431
Current portion of notes payable, net of discount	3,271	3,099
Current portion of lease incentive obligation	649	649

Total current liabilities	17,950	15,894

Convertible notes payable of subsidiary	13,746	13,404
Notes payable, net of current portion and discount	3,835	5,415
Deferred revenue, net of current portion	9,492	12,068
Deferred rent	2,154	2,190
Lease incentive obligation, net of current portion	4,921	5,245

Total liabilities	52,098	54,216

Minority interest in subsidiary	2,854	2,792

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 34,985 and 34,822 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	264,555	261,187
Accumulated other comprehensive income	26	226
Accumulated deficit	(220,610)	(186,213)

Stockholders’ equity	44,006	75,235

Total liabilities and stockholders’ equity	$98,958	$132,243

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Collaborations	$2,959	$3,824	$5,886	$7,016
Government contracts and grants	427	1,463	855	1,905

Total revenue	3,386	5,287	6,741	8,921

Operating expenses:
Research and development	17,505	12,714	34,491	25,476
General and administrative	3,782	4,083	7,639	8,590

Total operating expenses	21,287	16,797	42,130	34,066

Loss from operations	(17,901)	(11,510)	(35,389)	(25,145)
Investment income	586	1,321	1,765	2,748
Interest expense	(362)	(309)	(744)	(553)
Miscellaneous income	52	—	52	—

Loss before provision for income taxes	(17,625)	(10,498)	(34,316)	(22,950)
Provision for income taxes	—	—	(20)	(21)

Net loss	$(17,625)	$(10,498)	$(34,336)	$(22,971)

Net loss per share applicable to common stockholders—basic and diluted	$(.51)	$(0.36)	$(.99)	$(0.80)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	34,773,053	28,837,552	34,740,098	28,737,041

CombinatoRx, Incorporated

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months ended June 30,
	2008	2007
Operating activities
Net loss	$(34,336)	$(22,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,823	1,388
Noncash interest expense	345	276
Noncash rent expense	(324)	(324)
Stock-based compensation expense	3,337	4,149
Decrease in deferred rent	(36)	(3)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	184	(7,000)
Decrease (increase) in unbilled accounts receivable	134	(501)
Decrease (increase) in prepaid expenses and other assets	825	(250)
Increase (decrease) in accounts payable	911	(1,552)
Increase (decrease) in accrued expenses	1,274	(723)
(Decrease) increase in deferred revenue	(2,769)	1,800
Proceeds from landlord for tenant improvements	—	2,755

Net cash used in operating activities	(28,632)	(22,956)

Investing activities
Purchases of property and equipment	(1,078)	(4,951)
Purchases of short-term investments	(193,458)	(206,341)
Sales and maturities of short-term investments	221,147	231,149
Increase in restricted cash	—	(50)

Net cash provided by investing activities	26,611	19,807

Financing activities
Proceeds from exercise of stock options	162	318
Repurchases of common stock	(131)	—
Proceeds from convertible notes payable of subsidiary	—	3,500
Proceeds from notes payable	—	5,215
Repayment of notes payable	(1,518)	(1,224)

Net cash (used in) provided by financing activities	(1,487)	7,809

Net (decrease) increase in cash and cash equivalents	(3,508)	4,660
Cash and cash equivalents at beginning of the period	11,585	9,194

Cash and cash equivalents at end of the period	$8,077	$13,854

Non-cash financing activity
Receivable for lease incentive obligation	$—	$145

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 13, 2008.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2008:

	Fair Value Measurement as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$18,801	$50,309	$—	$69,110

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(17,625)	$(10,498)	$(34,336)	$(22,971)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(224)	28	(200)	14

Comprehensive loss	$(17,849)	$(10,470)	$(34,536)	$(22,957)

4. Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognized, for the three and six months ended June 30, 2008 and 2007, stock-based compensation expense of approximately $1,556 and $3,293 and $1,876 and $4,110, respectively, in connection with its share-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at June 30, 2008 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,067,240	$6.27
Granted	1,771,500	$4.51
Exercised	(155,729)	$1.04
Cancelled	(608,257)	$6.66

Outstanding at June 30, 2008	6,074,754	$5.79	7.61	$2,984

Vested or expected to vest at June 30, 2008	5,524,258	$5.76	7.47	$2,974

Exercisable at June 30, 2008	2,610,604	$5.24	6.03	$2,795

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. As of June 30, 2008, there was $12,064 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.7 years. Additionally, as of June 30, 2008, the Company had approximately $329 of stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 not yet recognized. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 0.3 years.

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

During the three and six months ended June 30, 2008 and 2007, respectively, the weighted-average assumptions used in the Black-Scholes pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volatility factor	56.00%	59.31%	56.14%	62.10%
Risk-free interest rate	3.34%	4.92%	2.54%	4.60%
Dividend yield	—	—	—	—
Expected term (in years)	5.71	5.69	5.67	5.66

Restricted Stock

A summary of the status of non-vested restricted stock as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2007	165,938	$10.18
Granted	45,000	$4.84
Vested	(85,625)	$10.37
Canceled	(12,500)	$10.49

Nonvested at June 30, 2008	112,813	$7.87

As of June 30, 2008, there was $829 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Equity Incentive Plan. The expense is expected to be recognized over a weighted-average period of 2.1 years. The total compensation expense recognized on restricted stock awards was $86 and $238 and $162 and $357 during the three and six months ended June 30, 2008 and 2007, respectively.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods, as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2008 and 2007, as they would be anti-dilutive.

	Six Months Ended June 30,
	2008	2007
Options outstanding	6,074,754	4,982,254
Unvested restricted stock	112,813	201,250
Warrants outstanding	96,252	96,252
Convertible notes payable	1,195,733	1,195,733

6. Subsequent Events

In August of 2005, BioMedical Sciences Investment Fund Pte Ltd (“BioMedical Sciences”) committed to invest up to $17,500 in our subsidiary CombinatoRx (Singapore) Pte. Ltd. through the purchase of a series of convertible promissory notes (“Notes”), $12,500 of which were issued and outstanding as of June 30, 2008. On August 5, 2008, BioMedical Sciences invested an additional $5,000 in the subsidiary for which it was issued new convertible promissory notes (the “Series 4&5 Notes”). The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the subsidiary. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. Upon maturity or any proposed prepayment, the Series 4&5 Notes are convertible at a price obtained by dividing the aggregate principal balance of such Series 4&5 Notes by $5.19.

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

Overview

We are a biopharmaceutical company focused on developing synergistic combinations of approved drugs, with a portfolio of product candidates in Phase 2 clinical development, including our lead product candidate, SynaviveTM (CRx-102). To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through the sale of equity securities, debt financings and revenue from license, research and collaboration agreements as well as government contracts and grants.

We have never been profitable and, as of June 30, 2008, we have an accumulated deficit of $220.6 million. We had net losses of $53.3 million for the year ended December 31, 2007 and $34.3 million for the six months ended June 30, 2008.

We are currently advancing four product candidates, Synavive (CRx-102), CRx-401, CRx-191 and CRx-197, through clinical research and development. We have two other product candidates in our portfolio, CRx-139 for immuno-inflammatory diseases and CRx-170 for chronic pain, which have completed Phase 2a clinical trials, but are not currently being advanced into later-stage clinical trials, and we have a number of product candidates in preclinical development.

Our most advanced product candidate, Synavive (CRx-102), is a novel dissociated glucocorticoid product candidate being developed to treat immuno-inflammatory disorders. We are currently conducting a Phase 2b clinical trial (COMET-1) of Synavive (CRx-102) in knee osteoarthritis. In July 2008, we discontinued the Synavive (CRx-102) Phase 2b rheumatoid arthritis clinical trial (MARS-1) based on a number of considerations that compromised the timing of results and therefore the strategic value of the trial compared to both its cost and the expected benefit from the COMET-1 results targeted for October 2008. We faced challenges with finding and enrolling patients who were not already on glucocorticoids, an inclusion criterion for the MARS-1 study, and issues with both our third-party supplier of clinical trial material and clinical contract research organization. Given current poor financial market conditions and that the MARS-1 data would not be available in a timeframe consistent with the expected timing of the COMET-1 results and subsequent business development discussions for Synavive (CRx-102), we decided to discontinue the trial in order to preserve financial resources.

Our product candidate CRx-191 is a topical synergistic combination drug candidate with a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We conducted a skin atrophy clinical study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis. Our product candidate CRx-197 is a selective cytokine modulator containing low concentrations of the antihistamine loratadine, and the tricyclic anti-depressant nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We are currently completing a healthy volunteers safety study for CRx-197 and plan to commence Phase 2a plaque psoriasis and atopic dermatitis clinical trials in the second half of 2008. Our product candidate CRx-401 is a novel oral anti-diabetic that is currently being studied in a Phase 2a clinical trial in subjects with Type 2 diabetes. CRx-401 is a synergistic combination drug candidate containing sustained-release bezafibrate, an anti-cholesterol agent approved outside the United States, and a low dose of diflunisal, a widely available analgesic. CRx-401 is thought to have a novel mechanism of action that reduces hyperglycemia and improves HDL and triglyceride levels without promoting weight gain.

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

Revenue Recognition

We have entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are for early-stage compounds and are generally focused on specific disease areas. The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and, in some cases, ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the FDA or other regulatory agency.

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

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the amount of service performed and the associated cost incurred for these services as of the balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses for our business are contract service fees, such as amounts due to clinical research organizations who are supporting clinical trials for our product candidates Synavive (CRx-102), CRx-401, CRx-191 and CRx-197, preclinical and toxicology research services providers and formulation development providers, professional service fees, such as attorneys and accountants, and investigators in conjunction with our clinical trials. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be understated or overstated.

Results of Operations

Comparison of the Three Months ended June 30, 2008 and June 30, 2007

Revenue. For the three months ended June 30, 2008, we recorded $3.4 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, CHDI, Inc., Charley’s Fund and the Nash Avery Foundation, or the DMD Foundations and the Liverpool School of Tropical Medicine, or LSTM, and from government contracts and grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the U.S. Army Medical Research Institute for Infectious Diseases, or USAMRIID, and the Singapore Economic Development Board, or EDB. For the three months ended June 30, 2007 we recorded $5.3 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., Fovea Pharmaceuticals SA, SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), LSTM, and from government contracts and grants from NIAID, and the Singapore EDB. The decrease in revenue is primarily due to a decrease in the revenue recognized under our research and license agreement with Angiotech as a result of our extension of the research term in 2007.

Research and Development. Research and development expense for the three months ended June 30, 2008 was $17.5 million compared to $12.7 million for the three months ended June 30, 2007. The $4.8 million increase was primarily due to an increase of $4.3 million in external clinical trial program costs, primarily for Synavive (CRx-102), and an increase of $0.5 million in formulation and pharmacology costs.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive (CRx-102), CRx-401, CRx-197 and CRx-191 for the three months ended June 30, 2008 and 2007. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of our clinical product candidates Synavive (CRx-102), CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the research activities of CombinatoRx Singapore, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive (CRx-102), CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended June 30, (in thousands)
	2008	2007
Synavive (CRx-102)	$7,378	$2,893
CRx-401	591	358
CRx-197	587	—
CRx-191	222	517
Other clinical program costs	438	685
Unallocated clinical program costs	347	848

Total clinical program costs	9,563	5,301

Preclinical program costs	3,052	2,873
Unallocated clinical and preclinical program costs	2,080	1,529
Infrastructure and support costs	2,130	2,102
Non-cash employee and non-employee stock-based compensation expense	680	909

Total research and development expenses	$17,505	$12,714

General and Administrative. General and administrative expense for the three months ended June 30, 2008 was $3.8 million compared to $4.1 million for the three months ended June 30, 2007. The $0.3 million decrease was primarily due to a $0.2 million decrease in general consulting costs and a $0.1 million decrease in directors’ and officers’ insurance costs.

Investment Income. Investment income for the three months ended June 30, 2008 was $0.6 million compared to $1.3 million for the three months ended June 30, 2007. The $0.7 million decrease was primarily due to decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $0.4 million compared to $0.3 million for the three months ended June 30, 2007. The $0.1 million increase was primarily due to higher average debt balances on our equipment lines of credit with General Electric Capital Corporation, or GECC, and the issuance of additional convertible notes by CombinatoRx Singapore in May 2007.

Comparison of the Six Months ended June 30, 2008 and June 30, 2007

Revenue. For the six months ended June 30, 2008, we recorded $6.7 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., the DMD Foundations and LSTM and from government contracts and grants from the NIAID, USAMRIID and the EDB. For the six months ended June 30, 2007 we recorded $8.9 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., Fovea, SAIC (NINDS), LSTM, and from government contracts and grants from the NIAID, and the EDB. The decrease in revenue is primarily due to a decrease in the revenue recognized under our research and license agreement with Angiotech as a result of our extension of the research term in 2007.

Research and Development. Research and development expense for the six months ended June 30, 2008 was $34.5 million compared to $25.5 million for the six months ended June 30, 2007. The $9.0 million increase was due to an increase of $9.1 million in external clinical trial program costs, primarily for Synavive (CRx-102), and a $0.7 million increase in infrastructure and support costs, offset by a $0.7 million decrease in stock-based compensation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive (CRx-102), CRx-401, CRx-197 and CRx-191 for the six months ended June 30, 2008 and 2007. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of our clinical product candidates Synavive (CRx-102), CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the research activities of CombinatoRx Singapore, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive (CRx-102), CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Six Months Ended June 30, (in thousands)
	2008	2007
Synavive (CRx-102)	$13,460	$4,379
CRx-401	1,623	413
CRx-197	1,194	—
CRx-191	684	560
Other clinical program costs	416	1,172
Unallocated clinical program costs	1,081	2,793

Total clinical program costs	18,458	9,317

Preclinical program costs	6,440	5,370
Unallocated clinical and preclinical program costs	3,518	4,688
Infrastructure and support costs	4,708	3,991
Non-cash employee and non-employee stock-based compensation expense	1,367	2,110

Total research and development expenses	$34,491	$25,476

General and Administrative. General and administrative expense for the six months ended June 30, 2008 was $7.6 million compared to $8.6 million for the six months ended June 30, 2007. The $1.0 million decrease was primarily due to a $0.5 million decrease in general consulting costs as well as decreases in building maintenance fees, directors’ and officers’ insurance, state taxes and stock-based compensation expense.

Investment Income. Investment income for the six months ended June 30, 2008 was $1.8 million compared to $2.7 million for the six months ended June 30, 2007. The $0.9 million decrease was primarily due to decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the six months ended June 30, 2008 was $0.7 million compared to $0.6 million for the six months ended June 30, 2007. The $0.1 million increase was primarily due to higher average debt balances on our equipment lines of credit with GECC, and the issuance of additional convertible notes by CombinatoRx Singapore in May 2007.

Liquidity and Capital Resources

Since our inception in March 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of June 30, 2008, we had cash, cash equivalents and short-term investments of approximately $81.2 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities, government agency securities and U. S. Treasury money market funds. Based upon our current operating plans, which include assumptions of new cash proceeds from outlicensing our product candidates or technology platform over the next two years, we expect our existing resources to be sufficient to fund our planned operations into the second half of 2010.

Our operating activities used cash of $28.6 million for the six months ended June 30, 2008 and used cash of $23.0 million for the six months ended June 30, 2007. Our increase in the net use of cash in operating activities is primarily attributed to our $11.4 million increase in net loss which is a result of increased external clinical trial costs for our four major product candidates.

Our investing activities provided cash of $26.6 million for the six months ended June 30, 2008 and provided cash of $19.8 million for the six months ended June 30, 2007. The cash provided by investing activities for the six months ended June 30, 2008 was primarily due to sales and maturities of short-term investments. Our investing activities in both periods consisted of purchases of property and equipment and purchases, sales and maturities of marketable securities. Our investing activities for the six months ended June 30, 2007 also included additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $1.1 million in capital expenditures for the six months ended June 30, 2008 principally related to lab and computer equipment for our office and laboratory facility in Cambridge, Massachusetts.

Our financing activities used cash of $1.5 million for the six months ended June 30, 2008 and provided cash of $7.8 million for the six months ended June 30, 2007. The use of cash in the six months ended June 30, 2008 is primarily due to the repayment of our notes payable to GECC. The amount in the six months ended June 30, 2007 is primarily due to increased borrowings under our equipment lines of credit of $5.2 million, partially offset by repayments of $1.2 million, and the issuance of a $3.5 million convertible promissory note to Biomedical Sciences Investment Fund Pte. Ltd. by CombinatoRx Singapore upon the achievement of a milestone. For the six months ended June 30, 2008, we received $4.3 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc., the DMD Foundations, HenKan Pharmaceutical Company, LSTM and SAIC (NINDS), and government contracts and grants from the NIAID and the EDB. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, CFFT, CHDI, Inc., Fovea, HenKan Pharmaceutical Company, LSTM, the DMD Foundations and government grants from the NIAID, USAMRIID and the EDB and any other collaborative agreements into which we might enter.

Contractual Obligations

Other than the indebtedness described in the Liquidity and Capital Resources section and in the footnotes to the financial statements, there have been no additional material contractual obligations incurred by us outside the ordinary course of business that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of June 30, 2008, we had unrestricted cash, cash equivalents and marketable securities of $77.2 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at June 30, 2008, we estimate that the fair value of our investments would decline by an immaterial amount; and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

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

Significant adverse side effects of the component drugs included in our clinical stage product candidates include: in the case of our product candidate Synavive (CRx-102), headache, nausea, dizziness, diarrhea, muscle and bone loss, diabetes, dyslipidemia, osteoporosis, fractures, weakness, adrenal suppression, infections, abdominal distress, peptic ulceration, arrhythmias, cataracts, glaucoma and myopathy; in the case of our product candidates CRx-191 and CRx-197 burning, skin atrophy, stinging, adrenal suppression, suicidality, headache, drowsiness, fatigue, nervousness, constipation, nausea, blurred vision, abdominal distress, tachycardia, and arrhythmias; in the case of our product candidate CRx-401 heart attack, stroke, hypertension, bleeding, ulceration, and perforation of the stomach or intestines, diarrhea, constipation, flatulence, liver effects, renal impairment, drowsiness, insomnia, dizziness, headache, fatigue, nausea, muscular pain, weakness or cramps and alopecia; and in the case of our product candidates CRx-139 and CRx-170, drowsiness, muscle and bone loss, fractures, adrenal suppression, cataracts, glaucoma, nausea, birth defects, suicidality, infections, constipation and abdominal distress. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

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

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. We recently terminated enrollment in a Phase 2b clinical study of Synavive (CRx-102) in rheumatoid arthritis due to delays in the enrollment associated with competing therapies otherwise available to the relevant patient population, enrollment criteria that required the discontinuance of glucocorticoid use by subjects and issues with third-party contract research organizations and third-party suppliers of clinical trial material. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. We are conducting and planning to conduct additional proof-of-concept clinical trials as well as Phase 2b clinical trials for some of our product candidates. These clinical trials may be in indications where we do not have prior experience or may be of a size and scope greater than what we have undertaken before, and this lack of experience or size may lead to delays in enrollment and other aspects of the trials. We have contracted with third-party clinical research organizations to conduct some of our Phase 2b and other Phase 2 proof-of-concept clinical trials for our product candidates and plan to continue to do so. These organizations may not completely perform their contractual obligations regarding the trial, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We plan to rely upon third-party manufacturers to manufacture all clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. In most cases, we only have a single contract manufacturer making one of our product candidates, in which case there is a concentration of risk of non-performance with that single manufacturer that would be costly to mitigate or could lead to the delay, suspension or termination of one of our clinical trials if the manufacturer is unable to perform.

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

Exercise by BioMedical Sciences of the rights granted to it to convert its shares of preferred stock in our Singapore subsidiary and convertible promissory notes issued by our Singapore subsidiary that they hold into shares of our common stock could result in substantial dilution to our stockholders. BioMedical Sciences may convert its shares of convertible preferred stock and convertible promissory notes in our Singapore subsidiary issued on August 30, 2005 into our common stock at a conversion price of $10.80, in the case of the convertible promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on June 8, 2006, the conversion price is $11.57, in the case of the convertible promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on May 30, 2007, the conversion price is $9.11, and in the case of the convertible promissory notes issued by our

Singapore subsidiary with a $5.0 million principal amount on August 5, 2008, the conversion price is $5.19. These prices may be substantially less than the market price of our shares at the time of conversion or the price per share paid by investors in our common stock.

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

Since our inception in 2000, we have grown to approximately 164 employees and advanced multiple product candidates into clinical trials. We have expanded our operations and strategic relationships at a rapid pace through numerous collaborations, including with Angiotech, Fovea, CFFT, the DMD Foundations, HenKan, CHDI, Inc., LSTM, National Institutes of Health and through our subsidiary CombinatoRx Singapore. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure as well as additional demands on our financial resources. We expect this strain to continue as we continue to grow and seek to obtain and manage collaborations and relationships with third parties. We must continue to refine and expand our research and development capabilities, our management of the clinical trial process, access to financing resources and technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be successful in hiring or retaining sufficient research, development, clinical, regulatory and administrative personnel and management to manage our business effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of June 30, 2008, we had an accumulated deficit of $220.6 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, which include assumptions of new cash proceeds from outlicensing our product candidates or technology platform over the next two years, we expect our existing resources to be sufficient to fund our planned operations until approximately the second half of 2010. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current assumptions or expectations. This could occur for many reasons, including:

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

The FDA and other regulatory authorities continue to review therapeutic products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of legislation, the FDA Amendments Act of 2007, addressing, among other things, drug safety issues. This law provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing, sale and distribution of our products.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of actual or potential clinical results with respect to product candidates we are developing or their components;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology, or new technologies generally;

•	public announcements by our competitors or others; and

•	general market conditions and comments by securities analysts and investors.

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

Item 2:	Issuer Repurchases of Equity Securities

The table set forth below shows all repurchases of common stock by us during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under Publicly Announced Plans or Programs
April 1, 2008 to April 30, 2008	1,588	$3.58	—	—
May 1, 2008 to May 31, 2008	—	$—	—	—
June 1, 2008 to June 30, 2008	—	$—	—	—

Under the terms of our 2004 Equity Incentive Plan, as amended, we may award shares of restricted stock to our employees and consultants. With respect to certain outstanding grants of restricted stock that vested during the quarter ended June 30, 2008, in accordance with the terms of restricted stock agreements with certain employees and upon the approval of our Compensation Committee, we allowed one of our employees to deliver shares of restricted stock to us in satisfaction of our obligation to pay the employee’s tax withholding obligations associated with the vesting of restricted stock. Under this program, the employee delivered to us a number of shares of restricted stock with a value, based on the fair market value on the vesting date, equal to our minimum statutory income tax withholding obligation on account of the employee’s newly vested shares. In the quarter ended June 30, 2008, 1,588 shares were delivered to us under this program at a value of $3.58 per share. Shares delivered to us under this program are available for future awards under the 2004 Equity Incentive Plan, as amended.

Item 4.	Submission of Matters To a Vote of Security Holders

At our 2008 Annual Meeting of Stockholders held on May 29, 2008, the stockholders voted:

1. To elect the following directors as Class III directors:

	Votes For	Votes Withheld
Barbara Deptula	25,470,633	867,925
Frank Haydu	25,652,183	686,375
W. James O’Shea	25,471,533	867,025

In addition, the terms in office of Mr. Borisy, Ms. Crawford, Mr. Fortune, Mr. Kauffman and Mr. Pops continued after the meeting.

2. To ratify the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Votes Withheld
22,227,331	107,175	4,052	0

Item 6.	Exhibits.

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
Robert Forrester
Executive Vice President and Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	06/04/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant.	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

10.6	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.7	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.8	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.9	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

10.10	Promissory Note, dated as of March 29, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	4/4/2007	000-51171

10.11	Loan Proposal, dated as of June 27, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	6/28/2007	000-51171

10.12	Promissory Note, dated as of December 21, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	12/21/2007	000-51171

10.13	Loan Proposal dated as of November 20, 2006, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.14	Facility Letter, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.15	Deed of Debenture, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.16	Guaranty, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.17	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.18	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.19	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.20	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006	8-K	10.1	4/24/2006	000-51171

#10.21	Employment Letter Agreement with John Randle, dated as of July 24, 2007.	10-Q	10.22	3/8/2008	000-51171

#10.22	Amended and Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/22/2007	000-51171

#10.23	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	1/23/2007	000-51171

#10.24	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Lynn Baird and the Registrant.	10-K	10.23	3/15/2007	000-51171

#10.25	Restricted Stock Award Agreement, dated January 15, 2008, by and between Jason Cole and the Registrant.	10-Q	10.27	3/8/2008	000-51171

#10.26	Letter Agreement, dated February 7, 2008, between Curtis Keith and the Registrant regarding stock options.	10-Q	10.28	3/8/2008	000-51171

10.27	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.28	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.29	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	3/15/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.30	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.31	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.32	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.33	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.34	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.35	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.36	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.37	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

†10.38	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.39	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.40	Amended and Restated Research and License Agreement, dated June 12, 2007, between Fovea Pharmaceuticals SA and the Registrant	8-K	10.1	6/12/2007	000-51171

10.41	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.42	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
†10.43	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant.	8-K	10.1	6/5/2006	000-51171

10.44	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/8/2007	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/13/2008	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.