Form 10-Q
period 2008-09-30
COMBINATORX, INC
filed 2008-11-10
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 5, 2008: 35,093,587 shares

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

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,552	$11,585
Restricted cash	50	50
Short-term investments	52,882	96,999
Accounts receivable	279	397
Unbilled accounts receivable	664	746
Prepaid expenses and other current assets	1,570	2,526

Total current assets	67,997	112,303

Property and equipment, net	15,426	15,933
Restricted cash and other assets	4,118	4,007

Total assets	$87,541	$132,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,650	$1,964
Accrued expenses	5,538	4,751
Deferred revenue	5,349	5,431
Current portion of notes payable, net of discount	3,245	3,099
Current portion of lease incentive obligation	649	649

Total current liabilities	17,431	15,894

Convertible notes payable of subsidiary	18,956	13,404
Notes payable, net of current portion and discount	3,081	5,415
Deferred revenue, net of current portion	8,192	12,068
Deferred rent	2,133	2,190
Lease incentive obligation, net of current portion	4,758	5,245

Total liabilities	54,551	54,216

Minority interest in subsidiary	2,885	2,792

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 35,094 and 34,822 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	266,245	261,187
Accumulated other comprehensive income	30	226
Accumulated deficit	(236,205)	(186,213)

Stockholders’ equity	30,105	75,235

Total liabilities and stockholders’ equity	$87,541	$132,243

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Collaborations	$2,987	$2,513	$8,873	$9,529
Government contracts and grants	494	489	1,349	2,394

Total revenue	3,481	3,002	10,222	11,923

Operating expenses:
Research and development	15,273	15,874	49,764	41,350
General and administrative	3,790	4,116	11,429	12,706

Total operating expenses	19,063	19,990	61,193	54,056

Loss from operations	(15,582)	(16,988)	(50,971)	(42,133)
Investment income	451	1,207	2,216	3,955
Interest expense	(383)	(375)	(1,127)	(928)
Other (expense) income	(49)	—	3	—

Loss before provision for income taxes	(15,563)	(16,156)	(49,879)	(39,106)
Provision for income taxes	—	—	(20)	(21)

Net loss	$(15,563)	$(16,156)	$(49,899)	$(39,127)

Net loss per share applicable to common stockholders— basic and diluted	$(0.45)	$(0.56)	$(1.43)	$(1.36)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	34,926,731	28,971,559	34,802,763	28,816,073

CombinatoRx, Incorporated

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months ended September 30,
	2008	2007
Operating activities
Net loss	$(49,899)	$(39,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,748	2,245
Noncash interest expense	557	455
Noncash rent expense	(487)	(487)
Stock-based compensation expense	4,916	6,150
Decrease in deferred rent	(57)	(24)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	118	(7,000)
Decrease (increase) in unbilled accounts receivable	82	(430)
Decrease (increase) in prepaid expenses and other assets	845	(591)
Increase (decrease) in accounts payable	686	(2,352)
Increase in accrued expenses	895	2,452
(Decrease) increase in deferred revenue	(3,958)	1,049
Proceeds from landlord for tenant improvements	—	2,900

Net cash used in operating activities	(43,554)	(34,760)

Investing activities
Purchases of property and equipment	(2,241)	(6,014)
Purchases of short-term investments	(224,292)	(337,502)
Sales and maturities of short-term investments	268,213	374,727
Increase in restricted cash	—	(50)

Net cash provided by investing activities	41,680	31,161

Financing activities
Proceeds from exercise of stock options	273	501
Repurchases of common stock	(131)	—
Proceeds from convertible notes payable of subsidiary	5,000	3,500
Proceeds from notes payable	—	5,995
Repayment of notes payable	(2,301)	(1,984)

Net cash provided by financing activities	2,841	8,012

Net increase in cash and cash equivalents	967	4,413
Cash and cash equivalents at beginning of the period	11,585	9,194

Cash and cash equivalents at end of the period	$12,552	$13,607

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 13, 2008.

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

The Company currently records short-term investments at fair value. SFAS 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include money market funds, U.S. government securities and bank deposits;

•

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and corporate bonds; and

•

Level 3 – Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. We currently have no assets or liabilities valued with Level 3 inputs.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2008:

	Fair Value Measurement as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Cash equivalents	$9,550	$—	$—	$9,550
Short-term investments	16,924	35,958	—	52,882

Total	$26,474	$35,958	$—	$62,432

Our Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In issuing the FSP, the FASB agreed with those that believe the current accounting for these instruments does not appropriately reflect the underlying economics as the value of the conversion options are not captured as borrowing costs (i.e., interest expense) and their potential dilutive effects are not fully reflected in earnings per share. The Company will be required to adopt the FSP on January 1, 2009. The transition guidance issued by FASB requires retrospective application to all periods presented. The Company believes that the FSP could have a material impact on its consolidated financial statements.

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(15,563)	$(16,156)	$(49,899)	$(39,127)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	4	11	(196)	25

Comprehensive loss	$(15,559)	$(16,145)	$(50,095)	$(39,102)

4. Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognized, for the three and nine months ended September 30, 2008 and 2007, stock-based compensation expense of approximately $1,567 and $4,860 and $1,844 and $5,955, respectively, in connection with its share-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at September 30, 2008 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,067,240	$6.27
Granted	2,574,000	$4.18
Exercised	(264,706)	$1.03
Cancelled	(883,468)	$7.12

Outstanding at September 30, 2008	6,493,066	$5.48	7.96	$2,356

Vested or expected to vest at September 30, 2008	5,785,193	$5.49	7.82	$2,352

Exercisable at September 30, 2008	2,611,052	$5.37	6.53	$2,264

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. As of September 30, 2008, there was $11,594 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.7 years. The Company recorded the remaining stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005, in the nine months ended September 30, 2008.

During the three and nine months ended September 30, 2007, the Company modified certain stock option grants and restricted stock awards for employees to provide for acceleration of vesting in connection with termination agreements. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $0 and $412 for the three and nine months ended September 30, 2008, respectively, at the modification date as no additional service was required.

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

During the three and nine months ended September 30, 2008 and 2007, respectively, the weighted-average assumptions used in the Black-Scholes pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Volatility factor	58.35%	58.79%	56.84%	61.31%
Risk-free interest rate	2.98%	4.23%	2.68%	4.51%
Dividend yield	—	—	—	—
Expected term (in years)	5.86	6.08	5.73	5.76

Restricted Stock

A summary of the status of non-vested restricted stock as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2007	165,938	$10.18
Granted	45,000	$4.84
Vested	(88,438)	$10.33
Canceled	(12,500)	$10.49

Nonvested at September 30, 2008	110,000	$7.84

As of September 30, 2008, there was $704 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Equity Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.9 years. The total compensation expense recognized on restricted stock awards was $91 and $329 and $136 and $493 during the three and nine months ended September 30, 2008 and 2007, respectively.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, warrants and convertible notes have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2008 and 2007, as they would be anti-dilutive.

	Three and Nine Months Ended September 30,
	2008	2007
Options outstanding	6,493,066	5,079,370
Unvested restricted stock	110,000	168,750
Warrants outstanding	96,252	96,252
Convertible notes payable	2,159,349	1,195,733

6. CombinatoRx (Singapore) Pte Ltd

In August 2005, the Company formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte. Ltd. (the “Subsidiary”), for the purpose of conducting discovery and development of product candidates to treat infectious diseases. The Company owns 51% of the Subsidiary capital stock. The Company has agreed to provide assay development and screening services for the subsidiary over a four year period. BioMedical Sciences Investment Fund Pte Ltd (“BioMedical Sciences”) invested $2,500 in 2,500,000 shares of redeemable, convertible preferred stock (the “Subsidiary Preferred Stock”) of the subsidiary and invested an additional $17,500 in the subsidiary through the purchase of a series of convertible promissory notes (“Notes”), $5,500 of which was purchased concurrently with its investment in the Subsidiary Preferred Stock (the “Series 1 Note”), and the remaining $12,000 in funding was provided through the purchase of additional series of Notes as the subsidiary achieved certain milestones related to the development of infectious disease product candidates. BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 2 Note”) on June 8, 2006, an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 3 Note”) on May 30, 2007 and an additional $5,000 in the Subsidiary for which it was issued a new $5,000 convertible promissory note (the “Series 4 and 5 Notes”) on August 5, 2008.

The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the Subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the Subsidiary and by a negative pledge by the Subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the Subsidiary as additional collateral for the Subsidiary’s obligations under the Notes. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. Upon maturity or any proposed prepayment, the Series 1 Note is convertible into a number of shares of the Company’s common stock obtained by dividing the aggregate principal balance of such Note by $10.803, the Series 2 Note is convertible at a price obtained by dividing the aggregate principal balance of such Notes by $11.572, the Series 3 Note is convertible at a price obtained by dividing the aggregate principal balance of such Notes by $9.11 and the Series 4 and 5 Notes are convertible at a price obtained by dividing the aggregate principal balance of such Notes by $5.19.

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

7. Subsequent Events

Liverpool School of Tropical Medicine

On April 25, 2007, the Company and the Subsidiary entered into an Interim Consortium Agreement with the Liverpool School of Tropical Medicine (“LSTM”) and other parties (the “A-WOL Consortium”), under which the Company and its Subsidiary would act as subcontractors to perform assay development and screening services relating to a grant awarded to LSTM focusing on the development of treatment regimens against filariasis, or African river blindness. Under the terms of the interim agreement, and subject to certain conditions, the Subsidiary was eligible to receive up to $3,968 in research and development funding over a five-year period. The interim agreement expired by its terms on March 31, 2008, and the Company and the Subsidiary continued to perform services for LSTM as part of the A-WOL Consortium.

On October 8, 2008, the Company and the Subsidiary entered into a Consortium Agreement with the members of the A-WOL Consortium, as well as a Project Agreement and an Agreement Relating to Intellectual Property Rights with LSTM (the “Agreements”), all to allow the Subsidiary to continue to participate as a member of the A-WOL Consortium and perform assay development and screening services relating to the grant awarded to LSTM to develop treatment regimens against filariasis.

Under the terms of the Agreements, the Subsidiary will continue to be eligible to receive up to approximately $2,976 in remaining research and development funding, plus reimbursement of expenses relating to patent prosecution. The Agreement with respect to research and development terminates upon the expiration of the research and development project, which is currently planned to last until April 2012. The Agreements may be terminated by the A-WOL Consortium after thirty days’ notice of a persistent or material breach of the Agreements by the Company or the Subsidiary, the inability of the Company or the Subsidiary to continue the research project for reasons beyond its control, or the winding-up, liquidation, bankruptcy or similar action by the Company or the Subsidiary. The A-WOL Consortium may also terminate the Agreements if the grant is terminated or if LSTM and the grant provider agree that the number of remaining parties under the Agreements means that it is no longer viable to continue the research project under the terms of the original grant award to LSTM. The Company or the Subsidiary may terminate the Agreements with six months’ prior written notice.

Duchenne’s Muscular Dystrophy Collaboration

On October 20, 2008, the Company and DART Therapeutics, LLC (the “Sponsor”) amended their Sponsored Research Collaboration Agreement, dated as of November 7, 2007 (the “Amended Agreement”). Under the Amended Agreement, the Sponsor agreed to provide to the Company an additional $450 in research funding, which was provided to the Sponsor by GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for Duchenne’s Muscular Dystrophy, bringing the committed funding under the Amended Agreement to $3,450. The Company and the Sponsor will continue to seek to identify novel disease-modifying, multi-targeted treatments for Duchenne’s Muscular Dystrophy.

Restructuring

On October 29, 2008, the Company committed to a restructuring plan that will result in a reduction of approximately 45% of the Company’s United States workforce at its Cambridge, Massachusetts location. The restructuring is a result of a strategic realignment of the Company to focus efforts on near-term value drivers and to conserve capital. Employees received notification on October 30, 2008 and will be provided with severance payments and outplacement assistance. The Company expects to complete the restructuring by December 2008.

As a result of the restructuring plan, the Company estimates that it will record a restructuring charge of between approximately $1,600 and $2,000 in the fourth quarter of 2008, primarily representing cash payments for severance and other personnel-related expenses. The Company may also incur further restructuring charges that could be significant due to events that may occur as a result of, or associated with, the restructuring plan, including facilities-related costs. The majority of the severance payments will be paid out during the fourth quarter of 2008 and will continue into the first quarter of 2009.

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

Overview

We are a biopharmaceutical company focused on developing synergistic combinations of approved drugs, with a portfolio of product candidates in Phase 2 clinical development. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through the sale of equity securities, debt financings and revenue from license, research and collaboration agreements as well as government contracts and grants. We expect to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical trials and seek regulatory approval and eventual commercialization. We will need to raise additional capital and generate significant revenues to achieve profitability and may never do so.

We have never been profitable and, as of September 30, 2008, we have an accumulated deficit of $236.2 million. We had net losses of $53.3 million for the year ended December 31, 2007 and $49.9 million for the nine months ended September 30, 2008.

We have been advancing four product candidates, SynaviveTM (CRx-102), CRx-401, CRx-197 and CRx-191, through clinical research and development. We have two other product candidates in our portfolio, CRx-139 for immuno-inflammatory diseases and CRx-170 for chronic pain, which have completed Phase 2a clinical trials, but are not currently being advanced into later-stage clinical trials, and we have a number of product candidates in preclinical development.

Our most advanced product candidate, Synavive, is a novel dissociated glucocorticoid product candidate being developed to treat immuno-inflammatory disorders. In July 2008, we discontinued enrollment in our ongoing Phase 2b clinical trial of Synavive in patients with rheumatoid arthritis, the MARS-1 study, which was targeted to enroll over 600 subjects. This decision was based on a number of factors that compromised the timing of results and therefore the strategic value of the MARS-1 study compared to both its significant cost and the results expected in October 2008 from an ongoing Phase 2b clinical trial of Synavive in 279 patients with knee osteoarthritis, the COMET-1 study. Given poor financial market conditions and that the MARS-1 data would not be available in a timeframe consistent with the expected timing of the COMET-1 study results, the MARS-1 Study was discontinued to preserve financial resources.

The COMET-1 study was completed in September 2008, and the preliminary analysis of the primary and certain secondary endpoints from the trial were disclosed on October 6, 2008. While there was a numerical trend in favor of Synavive and an observed dose-response relationship, Synavive did not demonstrate statistical significance compared to placebo for WOMAC question #1 measuring pain while walking on a flat surface (the primary endpoint), nor when compared to prednisolone alone, both analyzing the intent-to-treat (ITT) population from the study. We also conducted pre-specified analyses of the data from the COMET-1 study, using a modified ITT (mITT) analysis, which accounts for subjects who stopped taking their blinded study drug and commenced use of a prohibited medication (such as an NSAID or COX-2 inhibitor) prior to their end-of-study visit. For the mITT analysis, the last observation prior to this protocol violation was carried forward for all efficacy measures. In the mITT analysis, high-dose Synavive (2.7mg prednisolone/360mg dipyridamole) provided statistically significant treatment benefits as great as 19.5mm compared to placebo and 8mm compared to prednisolone, across a range of efficacy measures, including the WOMAC pain, stiffness and physical function subscales. These effects are comparable to current osteoarthritis therapies, including NSAIDs and COX-2 inhibitors, based on systematic reviews of published data. In addition, an effect was observed for those patients in the study who also experienced significant hand pain, a pre-specified analysis, thus corroborating activity observed in an earlier Phase 2 clinical study of Synavive in subjects with hand osteoarthritis.

We are currently focused on finding a collaboration partner to license Synavive and fund its further development. As these efforts to enter into a potential collaboration surrounding Synavive continue, we are reducing our planned expenditures relating to Synavive. As described in further detail in the Liquidity and Capital Resources section below, we are implementing a significant restructuring plan in order to preserve capital to allow us to potentially outlicense Synavive and advance our other clinical and preclinical programs.

Our product candidate CRx-401 is a novel oral therapeutic that is currently being evaluated in a Phase 2a clinical trial for its anti-diabetic activity in subjects with Type 2 diabetes. CRx-401 is a synergistic combination drug candidate containing sustained-release bezafibrate, an anti-cholesterol agent approved outside the United States, and a low dose of diflunisal, a widely available analgesic. CRx-401 is thought to have a novel mechanism of action that reduces hyperglycemia and improves HDL and triglyceride levels without promoting weight gain. Our product candidate CRx-197 is a selective cytokine modulator containing low concentrations of the antihistamine loratadine, and the tricyclic anti-depressant nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We have completed a healthy volunteers safety study for CRx-197 and plan to commence a Phase 2a plaque psoriasis clinical trial prior to the end of 2008. Our product candidate CRx-191 is a topical synergistic combination drug candidate thought to have a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We conducted a skin atrophy clinical study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis during the first half of 2008.

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

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the amount of service performed and the associated cost incurred for these services as of the balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses for our business are contract service fees, such as amounts due to clinical research organizations who are supporting clinical trials for our product candidates Synavive, CRx-401, CRx-197 and CRx-191, preclinical and toxicology research services providers and formulation development providers, professional service fees, such as attorneys and accountants, and investigators in conjunction with our clinical trials. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be understated or overstated.

Results of Operations

Comparison of the Three Months ended September 30, 2008 and September 30, 2007

Revenue. For the three months ended September 30, 2008, we recorded $3.5 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, CHDI, Inc., Charley’s Fund and the Nash Avery Foundation, or the DMD Foundations and the Liverpool School of Tropical Medicine, or LSTM, and from government contracts and grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the U.S. Army Medical Research Institute for Infectious Diseases, or USAMRIID, and the Singapore Economic Development Board, or EDB. For the three months ended September 30, 2007 we recorded $3.0 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), LSTM, and from government contracts and grants from NIAID, and the Singapore EDB. The increase in revenue is primarily due to the revenue recognized under our research collaboration agreement with the DMD Foundations, which commenced in the fourth quarter of 2007.

Research and Development. Research and development expense for the three months ended September 30, 2008 was $15.3 million compared to $15.9 million for the three months ended September 30, 2007. The $0.6 million decrease was primarily due to an increase of $1.7 million in external clinical trial program costs, primarily for Synavive, offset by a decrease of $1.1 million in pharmacology costs.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the three months ended September 30, 2008 and 2007. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the research activities of CombinatoRx Singapore, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended September 30, (in thousands)
	2008	2007
Synavive	$4,534	$5,471
CRx-401	1,142	210
CRx-197	596	380
CRx-191	230	602
Other clinical program costs	363	758
Unallocated clinical program costs	499	725

Total clinical program costs	7,364	8,146

Preclinical program costs	3,371	3,484
Unallocated clinical and preclinical program costs	1,599	1,298
Infrastructure and support costs	2,272	2,147
Non-cash employee and non-employee stock-based compensation expense	667	799

Total research and development expenses	$15,273	$15,874

General and Administrative. General and administrative expense for the three months ended September 30, 2008 was $3.8 million compared to $4.1 million for the three months ended September 30, 2007. The $0.3 million decrease was primarily due to a $0.3 million decrease in stock-based compensation expense.

Investment Income. Investment income for the three months ended September 30, 2008 was $0.5 million compared to $1.2 million for the three months ended September 30, 2007. The $0.7 million decrease was primarily due to decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the three months ended September 30, 2008 and September 30, 2007 was $0.4 million.

Comparison of the Nine Months ended September 30, 2008 and September 30, 2007

Revenue. For the nine months ended September 30, 2008, we recorded $10.2 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., the DMD Foundations and LSTM and from government contracts and grants from NIAID, USAMRIID and the EDB. For the nine months ended September 30, 2007 we recorded $11.9 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., Fovea Pharmaceuticals SA, or Fovea, SAIC (NINDS), LSTM, and from government contracts and grants from NIAID, and the EDB. The decrease in revenue is primarily due to a decrease in the revenue recognized under our research and license agreement with Angiotech as a result of our extension of the research term in the third quarter of 2007.

Research and Development. Research and development expense for the nine months ended September 30, 2008 was $49.8 million compared to $41.4 million for the nine months ended September 30, 2007. The $8.4 million increase was due primarily to an increase of $10.1 million in external clinical trial program costs, primarily for Synavive (CRx-102), offset by a $2.0 million decrease in pharmacology costs.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the nine months ended September 30, 2008 and 2007. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the research activities of CombinatoRx Singapore, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Nine Months Ended September 30, (in thousands)
	2008	2007
Synavive	$17,994	$9,850
CRx-401	2,765	623
CRx-197	1,790	380
CRx-191	913	1,162
Other clinical program costs	779	1,930
Unallocated clinical program costs	1,580	3,518

Total clinical program costs	25,821	17,463

Preclinical program costs	9,812	8,854
Unallocated clinical and preclinical program costs	5,117	5,986
Infrastructure and support costs	6,980	6,138
Non-cash employee and non-employee stock-based compensation expense	2,034	2,909

Total research and development expenses	$49,764	$41,350

General and Administrative. General and administrative expense for the nine months ended September 30, 2008 was $11.4 million compared to $12.7 million for the nine months ended September 30, 2007. The $1.3 million decrease was primarily due to a $0.6 million decrease in general consulting costs, a $0.4 million decrease in stock-based compensation expense and a $0.3 million decrease in salary and bonus expenses.

Investment Income. Investment income for the nine months ended September 30, 2008 was $2.2 million compared to $4.0 million for the nine months ended September 30, 2007. The $1.8 million decrease was primarily due to decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the nine months ended September 30, 2008 was $1.1 million compared to $0.9 million for the nine months ended September 30, 2007. The $0.2 million increase was primarily due to higher average debt balances on our equipment lines of credit with General Electric Capital Corporation, or GECC, and the issuance of $5.0 million of additional convertible notes by CombinatoRx Singapore in both May 2007 and August 2008.

Liquidity and Capital Resources

Since our inception in March 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of September 30, 2008, we had cash, cash equivalents and short-term investments of approximately $69.5 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities, government agency securities and U. S. Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio at September 30, 2008. Based upon our current operating plans, which include assumptions of cash proceeds from business development activities, we expect the resources of our United States operations to be sufficient to fund our planned United States operations into 2011.

Our operating activities used cash of $43.6 million for the nine months ended September 30, 2008 and used cash of $34.8 million for the nine months ended September 30, 2007. Our increase in the net use of cash in operating activities is primarily attributed to our $10.8 million increase in net loss which is a result of increased external clinical trial costs for our four major product candidates.

Our investing activities provided cash of $41.7 million for the nine months ended September 30, 2008 and provided cash of $31.2 million for the nine months ended September 30, 2007. The cash provided by investing activities for both periods was primarily due to sales and maturities of short-term investments. We incurred $2.2 million and $6.0 million in capital expenditures for the nine months ended September 30, 2008 and 2007, respectively, principally related to lab and computer equipment for our office and laboratory facility in Cambridge, Massachusetts. We do not expect to incur significant capital expenditures in the fourth quarter of 2008.

Our financing activities provided cash of $2.8 million for the nine months ended September 30, 2008 and provided cash of $8.0 million for the nine months ended September 30, 2007. The amount in the nine months ended September 30, 2008 is primarily due to the issuance of a $5.0 million convertible promissory note to Biomedical Sciences Investment Fund Pte. Ltd., or Biomedical Sciences, by CombinatoRx Singapore, offset by the repayment of our notes payable to GECC. The amount in the nine months ended September 30, 2007 is primarily due to increased borrowings under our equipment lines of credit of $6.0 million, partially offset by repayments of $2.0 million, and the issuance of a $3.5 million convertible promissory note to Biomedical Sciences by CombinatoRx Singapore. For the nine months ended September 30, 2008, we received $6.5 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc., the DMD Foundations, LSTM, and government contracts and grants from the NIAID, USAMRIID and the EDB. We expect that our sources of funding for the next several years will continue to include, in addition to funds raised through the sale of equity, and subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaborative agreements with Angiotech, CFFT, CHDI, Inc., Fovea, LSTM, the DMD Foundations and government grants from the NIAID, USAMRIID and the EDB and any other collaborative agreements into which we might enter.

On October 29, 2008, we committed to a restructuring plan that will result in a reduction of approximately 45% of our United States workforce at our Cambridge, Massachusetts location. The restructuring is a result of a strategic realignment to focus efforts on near-term value drivers and to conserve capital. Employees received notification on October 30, 2008 and will be provided with severance payments and outplacement assistance. We expect to complete the restructuring by December 2008.

As a result of the restructuring plan, we plan to record a restructuring charge of between approximately $1.6 million and $2.0 million in the fourth quarter of 2008, representing cash payments for severance and other personnel-related expenses. We may also incur further restructuring charges that could be significant due to events that may occur as a result of, or associated with, the restructuring plan, including facilities-related costs. The majority of the severance payments will be paid out during the fourth quarter of 2008 and will continue into the first quarter of 2009.

Contractual Obligations

As described in the Liquidity and Capital Resources section, the following table summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth in the table below, there have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2007.

Contractual Obligations	Total	2008	2009 through 2010	2011 through 2012	After 2012
Short and long-term debt:
General Electric Capital(1)	$6,946	$954	$5,414	$578	$—
Notes payable issued to BioMedical Sciences(2)	20,122	—	20,122	—	—
Operating lease obligations:
Cambridge facility(3)	24,266	679	5,430	5,777	12,380
Singapore facility(4)	249	40	209	—	—

Total contractual obligations	$51,583	$1,673	$31,175	$6,355	$12,380

(1)	This amount represents indebtedness incurred by us and CombinatoRx Singapore and includes approximately $0.7 million in interest payments. Our equipment lines of credit with General Electric Capital Corporation and its affiliates contain a subjective acceleration clause which provides the lender the ability to demand repayment of the loan upon a material adverse event.

(2)	Represents $17.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006, May 30, 2007 and August 5, 2008 and interest of $2.6 million. The notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless we elect to prepay the notes before that date through CombinatoRx Singapore. The notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have pledged our shares in CombinatoRx Singapore as additional collateral for the subsidiary’s obligations under the notes. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default of any proposed prepayment.
(3)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement for an additional approximately 23,000 square feet of laboratory space. The lease term, as amended, extends through January 2017. Our obligations under the original lease and the March 2006 lease amendment are reflected as operating lease obligations in the table above. Our payment obligations under the amended lease are supported by standby letters of credit totaling $4.0 million.
(4)	On February 16, 2006, we entered into a lease agreement for approximately 4,800 square feet of office and laboratory space in Singapore. The lease term extends until April 2010. Our obligations under the lease are reflected as operating lease obligations in the table above. Our payment obligations are supported by a security deposit equal to one month of rent.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of September 30, 2008, we had unrestricted cash, cash equivalents and marketable securities of $65.4 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at September 30, 2008, we estimate that the fair value of our investments would decline by an immaterial amount; and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

Transactions by our subsidiary, CombinatoRx Singapore, may be denominated in a currency other than the entity’s functional currency, which is the United States dollar. Exchange gains or losses resulting from the translation between the currency in which a transaction is denominated and CombinatoRx Singapore’s functional currency are included in net loss for our consolidated financial statements and are immaterial. Fluctuations in exchange rates, primarily between the United States dollar and the Singapore dollar, may adversely affect our results of operations, financial position and cash flows.

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

While we have often advanced and continue to advance our product candidates into Phase 2a proof-of-concept and Phase 2 clinical trials on the basis of their approved drug components, these product candidates have and could fail in these or future clinical trials. In addition, in some cases we have been required to conduct additional preclinical and Phase 1 clinical studies for our product candidates prior to Phase 2a proof-of-concept clinical trials, and we may be required to conduct these studies in connection with the formulations of our product candidates we have developed or plan to develop. If the additional preclinical or Phase 1 clinical studies required for a product candidate or its new formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates.

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

Our results to date provide only a limited basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

All of our product candidates are in an early stage of development and their risk of failure is high. The data supporting our drug discovery and development programs is derived from either laboratory and preclinical studies and limited early stage clinical trials that were not all designed to be statistically significant or proof-of-concept or Phase 2 clinical trials, some of which are exploratory in nature. We cannot predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

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

Diflunisal, a component of our CRx-401 product candidate, is a member of the NSAID (non steroidal anti-inflammatory drug) class, which carries an FDA-required black box warning alerting physicians to the potential for increased thrombotic cardiovascular events (including heart attacks and stroke) which may increase with duration of use, an increased risk of serious gastrointestinal adverse events including bleeding, ulceration, and perforation of the stomach or intestines, which could be fatal and the fact that diflunisal is contraindicated for the treatment of peri-operative pain in the setting of coronary artery bypass graft (CABG) surgery. The occurrence of the adverse side effects described in the diflunisal black-box warning during the development of our CRx-401 product candidate could make it inadvisable to continue development of CRx-401 or lead to difficulty in obtaining regulatory approval or other approval for clinical trials, the termination of our clinical trials or could result in product liability claims.

Significant adverse side effects of the component drugs included in our clinical stage product candidates include: in the case of our product candidate Synavive, headache, nausea, dizziness, diarrhea, muscle and bone loss, diabetes, dyslipidemia, osteoporosis, fractures, weakness, adrenal suppression, infections, abdominal distress, peptic ulceration, arrhythmias, cataracts, glaucoma and myopathy; in the case of our product candidates CRx-191 and CRx-197 burning, skin atrophy, stinging, adrenal suppression, suicidality, headache, drowsiness, fatigue, nervousness, constipation, nausea, blurred vision, abdominal distress, tachycardia, and arrhythmias; in the case of our product candidate CRx-401 heart attack, stroke, hypertension, bleeding, ulceration, and perforation of the stomach or intestines, diarrhea, constipation, flatulence, liver effects, renal impairment, drowsiness, insomnia, dizziness, headache, fatigue, nausea, muscular pain, weakness or cramps and alopecia; and in the case of our product candidates CRx-139 and CRx-170, drowsiness, muscle and bone loss, fractures, adrenal suppression, cataracts, glaucoma, nausea, birth defects, suicidality, infections, constipation and abdominal distress. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could make it inadvisable to continue development of a product candidate or lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

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

The success of our product candidates will depend on our ability to develop a formulation of the product candidate that is superior to a treatment regimen of the two approved drugs included in the product candidate taken separately. In some instances, to be commercially successful, this formulation must have a different method of administration than the approved drugs. We have developed or are developing proprietary formulations for our most advanced product candidates. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for our product candidates and they may not be successful in doing so or may experience delays in doing so that could delay our clinical trials, and ultimately our ability to obtain approval of our product candidates. Defects in the formulation, delivery method or packaging of any of our product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

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

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. We recently terminated enrollment in a Phase 2b clinical study of Synavive in rheumatoid arthritis due to delays in the enrollment associated with competing therapies otherwise available to the relevant patient population, enrollment criteria that required the discontinuance of glucocorticoid use by subjects and issues with third-party contract research organizations and third-party suppliers of clinical trial material. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. We are conducting and planning to conduct additional proof-of-concept clinical trials as well as Phase 2b clinical trials for some of our product candidates. These clinical trials may be in indications where we do not have prior experience or may be of a size and scope greater than what we have undertaken before, and this lack of experience or size may lead to delays in enrollment and other aspects of the trials. We have contracted with third-party clinical research organizations to conduct some of our Phase 2b and other Phase 2 proof-of-concept clinical trials for our product candidates and plan to continue to do so. These organizations may not completely perform their contractual obligations regarding the trial, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We plan to rely upon third-party manufacturers to manufacture all clinical trial supplies of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. In most cases, we only have a single contract manufacturer making one of our product candidates, in which case there is a concentration of risk of non-performance with that single manufacturer that would be costly to mitigate or could lead to the delay, suspension or termination of one of our clinical trials if the manufacturer is unable to perform.

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

Financing arrangements for our subsidiary CombinatoRx (Singapore) Pte Ltd, which we refer to as CombinatoRx Singapore, may impact our liquidity, cause substantial dilution to our stockholders, limit our control over important development decisions, divert resources away from other projects, prevent us from entering into relationships with third parties for infectious disease indications and result in the loss of significant intellectual property rights.

Our Singapore subsidiary has issued convertible promissory notes with an aggregate principal amount of $17.5 million to BioMedical Sciences. These convertible notes will be due and repayable by our Singapore subsidiary on December 31, 2009, at which time, with accrued interest, there will be a $20.1 million debt obligation of our Singapore subsidiary. The convertible notes may be converted into shares of our common stock at the election of BioMedical Sciences upon maturity, but if they are not, our Singapore subsidiary may not have the financial resources to repay the convertible notes in full. We have not provided a guaranty of the convertible notes issued by our Singapore subsidiary, and there is no payment recourse to us, but if our subsidiary defaults on its payment obligations to BioMedical Sciences, we could lose our entire interest in the subsidiary and have no further ability to commercialize the intellectual property assigned to the subsidiary for the therapeutic treatment of infectious diseases.

Exercise by BioMedical Sciences of the rights granted to it to convert its shares of preferred stock in our Singapore subsidiary and convertible promissory notes issued by our Singapore subsidiary that they hold into shares of our common stock could result in substantial dilution to our stockholders. BioMedical Sciences may convert its shares of convertible preferred stock and convertible promissory notes in our Singapore subsidiary issued on August 30, 2005 into our common stock at a conversion price of $10.80 per share, in the case of the convertible promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on June 8, 2006, the conversion price is $11.57 per share, in the case of the convertible promissory note issued by our Singapore subsidiary with a $3.5 million principal amount on May 30, 2007, the conversion price is $9.11 per share, and in the case of the convertible promissory notes issued by our Singapore subsidiary with a $5.0 million principal amount on August 5, 2008, the conversion price is $5.19 per share. These prices may be less than the market price of our shares at the time of conversion or the price per share paid by investors in our common stock.

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

To execute on our business plan, we will need to hire and retain a significant number of qualified commercial, scientific and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. The inability to attract new employees when needed or to retain existing employees could limit our ability to execute on our business plan and may harm our business.

We may need to further modify the size of our organization and reduce expenses, and we may experience difficulties in managing restructurings.

In October 2008, we undertook an organizational restructuring that reduced our United States workforce by approximately 45%. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program.

Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Any future restructuring activities may involve significant changes to our drug development and business strategies and other operational capabilities as we may need to take additional measures such as curtailing discretionary spending or capital expenditures, as well as other steps to reduce expenses. Our future financial performance and our ability to develop our product candidates or our technology platform and to perform our obligations to collaboration partners effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of operating losses, expect to incur significant and increasing operating losses and may never be profitable. Our stock is a highly speculative investment.

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of September 30, 2008, we had an accumulated deficit of $236.2 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As our most advanced product candidates are in or recently emerged from Phase 2 clinical development, we do not expect to receive revenue from any product candidate for the next five years. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may be unable to raise the substantial additional capital that we will need to sustain our operations.

We will need substantial additional funds to support our planned operations. Based on our current operating plans, which include assumptions of cash proceeds from business development activities, we expect the resources of our United States operation to be sufficient to fund our planned United States operations into 2011. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current assumptions or expectations. This could occur for many reasons, including:

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. For example, the market price for our common stock declined sharply following our announcement of the results of our Phase 2b clinical trial for Synavive in patients with knee osteoarthritis. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. In addition, due to our existing stock price, we may not continue to qualify for continued listing on the Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. On October 16, 2008 Nasdaq suspended enforcement of its rules requiring a minimum $1.00 closing bid price until January 16, 2009. Factors giving rise to this volatility may include:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBINATORX, INCORPORATED

By:	/s/ Robert Forrester
Robert Forrester
Executive Vice President and Chief Financial Officer

Date: November 10, 2008

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	06/04/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant.	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

10.6	Master Security Agreement, dated as of July 20, 2004, by and between the Registrant and General Electric Capital Corporation.	S-1	10.12	12/10/2004	333-121173

10.7	Form of Promissory Note issued by the Registrant to General Electric Capital Corporation.	S-1	10.13	12/10/2004	333-121173

10.8	Revised Loan Proposal, dated as of May 3, 2005, between General Electric Capital Corporation and the Registrant.	10-K	10.8	3/20/2006	000-51171

10.9	Revised Loan Proposal dated as of April 19, 2006, between General Electric Capital Corporation and the Registrant.	8-K	10.2	6/30/2006	000-51171

10.10	Promissory Note, dated as of March 29, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	4/4/2007	000-51171

10.11	Loan Proposal, dated as of June 27, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	6/28/2007	000-51171

10.12	Promissory Note, dated as of December 21, 2007, between General Electric Capital Corporation and the Registrant.	8-K	10.1	12/21/2007	000-51171

10.13	Loan Proposal dated as of November 20, 2006, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.14	Facility Letter, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.15	Deed of Debenture, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

10.16	Guaranty, dated as of February 14, 2007, between CombinatoRx (Singapore) Pte. Ltd. and GE Capital Services Pte. Ltd.	8-K	10.1	2/21/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.17	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.18	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.19	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	3/20/2006	000-51171

#10.20	Employment Letter Agreement with Lynn Baird, dated as of March 31, 2006	8-K	10.1	4/24/2006	000-51171

#10.21	Employment Letter Agreement with John Randle, dated as of July 24, 2007.	10-Q	10.22	3/8/2008	000-51171

#10.22	Amended and Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/22/2007	000-51171

#10.23	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	1/23/2007	000-51171

#10.24	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Lynn Baird and the Registrant.	10-K	10.23	3/15/2007	000-51171

*10.25	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.

#10.26	Letter Agreement, dated February 7, 2008, between Curtis Keith and the Registrant regarding stock options.	10-Q	10.28	3/8/2008	000-51171

10.27	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.28	License Agreement, dated as of May 4, 2005, by and between HenKan Pharmaceutical Company and the Registrant.	S-1/A	10.34	8/19/2005	333-121173

10.29	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	3/15/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.30	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.31	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.32	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.33	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.34	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.35	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.36	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.37	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

*10.38	Letter Agreement, dated as of August 5, 2008, between the Registrant and Biomedical Sciences Investment Fund Pte Ltd.

†10.39	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/5/2005	333-121173

10.40	Stock Purchase Agreement, dated as of October 3, 2005, by and among the Registrant and Angiotech Pharmaceuticals, Inc.	S-1/A	10.47	10/3/2005	333-121173

10.41	Amended and Restated Research and License Agreement, dated June 12, 2007, between Fovea Pharmaceuticals SA and the Registrant	8-K	10.1	6/12/2007	000-51171

10.42	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 1245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.43	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
†10.44	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics, Inc. and the Registrant.	8-K	10.1	6/5/2006	000-51171

10.45	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/8/2007	000-51171

10.46	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

21.1	List of subsidiaries.	10-K	21.1	3/13/2008	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.