Form 10-K
period 2008-12-31
COMBINATORX, INC
filed 2009-03-16
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $117,557,299, on June 30, 2008. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2008.

As of March 13, 2009, the registrant had 35,091,694 shares of common stock, par value $0.001 per share, outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMBINATORX, INCORPORATED

ANNUAL REPORT

ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements regarding plans for completion of restructuring and preservation of capital; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or preclinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and preclinical trials and studies; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

Overview

We are a biopharmaceutical company pioneering the field of synergistic combination pharmaceuticals. Going beyond traditional combinations, we use our innovative drug discovery technology to create product candidates with novel multi-target mechanisms of action striking at the biological complexities of human disease. We have been advancing a portfolio of four product candidates, Synavive™ (CRx-102), CRx-401, CRx-191 and CRx-197, through clinical research and development, and we have a number of product candidates that have either completed Phase 2a clinical trials or are in preclinical development. This portfolio is internally generated from our proprietary combination high throughput screening, or cHTS™ technology, which provides a renewable and previously untapped source of novel drug candidates that are both synergistic and selective toward the diseases they are being developed to treat. Our portfolio of clinical product candidates targets multiple diseases including immuno-inflammatory diseases, metabolic disease, chronic pain and topical dermatoses. We also have a broad pipeline of preclinical product candidates in development for oncology, immuno-inflammatory diseases, neurodegenerative diseases, ophthalmic conditions and inherited diseases.

In October and November 2008, following the announcement of Phase 2 clinical trial results for Synavive in knee osteoarthritis, we undertook two organizational restructurings that reduced our United States workforce by approximately 65%. The restructuring was to conserve capital and realign our business strategy to selectively advance product candidates into clinical trials, apply our cHTS drug discovery technology to identify new product candidates and biological mechanisms of action, continue our funded drug discovery programs and seek additional opportunities for funded discovery in other therapeutic areas, and seek to outlicense our clinical and preclinical product candidates. Our efforts to conserve capital continue after the strategic realignment, and we have substantially reduced our planned expenditures relating to Synavive and our other clinical product candidates. As a result, we believe that after the strategic realignment, based on our current operating plans, which include assumptions of cash proceeds from business development activities, the resources of our United States operation are sufficient to fund our planned United States operations into 2012.

We are developing our combination drugs in response to the understanding that many diseases affect the body through multiple biological pathways. Traditional drug discovery has focused on agents that target a single biological pathway. However, the activity of a therapeutic compound against a single pathway can be insufficiently effective because biological systems often compensate by using a secondary pathway. We believe, that by targeting multiple pathways, our combination drug candidates may create synergistic therapeutic effects, which could result in improved treatments for many diseases.

We use our cHTS technology to systematically screen pair-wise combinations from our library, which includes approximately 3,000 drugs approved in the United States, Europe and Japan, selected development-stage small molecules, mechanistic probes and biologics, in cell-based assays corresponding to diseases such as cancer, rheumatoid arthritis, psoriasis, cystic fibrosis, muscular dystrophy and diabetes. Using these cell-based assays, our cHTS technology screens the effects of millions of possible dose-specific combinations of existing and development-stage drugs and small molecules in each of our selected disease models. This process allows us to discover new biological pathways and mechanisms of action for these diseases, which we seek to address through the development of multi-target combination pharmaceuticals.

Our most advanced product candidate, Synavive, is a clinical stage example of our synergistic multi-target combination product candidates. Synavive is a novel dissociated glucocorticoid product candidate being developed to treat immuno-inflammatory disorders. Synavive combines the cardiovascular agent dipyridamole with a very low dose of the glucocorticoid prednisolone. Synavive works through a novel multi-target mechanism of action in which dipyridamole selectively amplifies prednisolone’s anti-inflammatory and immunomodulatory activities without an associated increase in its side effects. In Phase 2 proof-of-concept clinical trials, Synavive demonstrated a powerful anti-inflammatory effect and rapid onset of action in subjects with osteoarthritis and rheumatoid arthritis and was generally well tolerated. Synavive is being developed in a uniquely engineered commercial formulation for the treatment of osteoarthritis and rheumatoid arthritis.

In October 2008 we announced the results from a Phase 2 clinical trial of Synavive in 279 patients with knee osteoarthritis, the COMET-1 study. In the COMET-1 study, Synavive efficacy was evaluated in the intention-to-treat (ITT) population using last observation carried forward (LOCF) methodology, and with a pre-specified modified ITT (mITT) analysis that censored efficacy data for subjects who stopped taking their blinded study drug and commenced taking an additional, prohibited anti-inflammatory medication (e.g. NSAID, COX-2 inhibitor, or corticosteroid). The mITT analysis affected efficacy data from approximately 10% of subjects, principally prior to early study withdrawal. In the mITT analysis, high-dose Synavive (2.7 mg prednisolone/360 mg dipyridamole) provided statistically significant, clinically meaningful, treatment benefits as great as 19.5 mm compared to placebo and 8 mm compared to prednisolone, across a range of efficacy measures, including the WOMAC pain, stiffness and physical function subscales. These effects are comparable to current osteoarthritis therapies, including NSAIDs and COX-2 inhibitors, based on reviews of published data. In addition, in a pre-specified analysis, a beneficial effect of Synavive was observed for those subjects in the study who also experienced significant hand pain, a 45% reduction versus 23% observed with placebo, and 26% observed with prednisolone alone, thus corroborating activity observed in an earlier Phase 2a proof-of-concept clinical study of Synavive in subjects with hand osteoarthritis. In the COMET-1 study, Synavive was generally well tolerated, and no serious adverse events were reported relating to Synavive. The most commonly reported adverse event was headache. The rate of drop out from headache of 4% was evenly distributed across all active arms, including prednisolone. In addition, there was no evidence of increased hemoglobin A1c, fasting plasma glucose or triglycerides in the Synavive arms as compared to placebo. Of the 279 subjects enrolled, 191 (68%) completed the study. Primary reasons for discontinuation included adverse event (11%), subject request (8%) and disease progression/lack of efficacy (6%).

An example of a multi-target combination product candidate from our preclinical product portfolio is a combination from our B-cell malignancy program. Using our cHTS technology, we discovered that selective agonists of beta-2 adrenergic receptors, or BARs, synergize with existing and emerging drugs to treat multiple myeloma, and certain other B-cell malignancies. The synergies are observed with the standard of care drugs, dexamethasone, Revlimid® (lenalinomide), Velcade® (bortezomib), doxorubicin and melphalan, and emerging drugs, such as HDAC and HSP90 inhibitors. The BAR agonist synergies are also active in 3-way and 4-way drug cocktails, consistent with emerging trends in therapy for multiple myeloma and other cancers. The BAR agonist synergy causes a rapid induction of apoptosis, or programmed cell death, and is enhanced in certain in vitro models that mimic the tumor micro-environment. This is a rare beneficial property, as most standard of care drugs are rendered less effective under tumor micro-environment conditions. The BAR agonist synergies have been shown to be active in vivo in multiple rodent xenograft models and in ex vivo assays using human patient tumor cells. In addition, approved BAR agonists, such as albuterol and salmeterol, which are approved for the treatment of asthma, have been safely used by millions of people since approval and can be expected to exhibit more favorable safety profiles than typical anti-cancer agents. The BAR agonist synergy is selective, in that induction of cell death is observed only in the cancerous myeloma cells and not in normal human primary cells. We believe that we have identified a synergy with an agent that may be able to be safely administered with existing or emerging drugs used in the treatment of multiple myeloma and other B-cell malignancies.

In addition to Synavive, we have been advancing three other product candidates, CRx-401, CRx-191 and CRx-197 through clinical research and development. CRx-401 is a synergistic combination drug candidate containing sustained-release bezafibrate, an anti-dyslipidemia agent approved outside the United States, and a low dose of diflunisal, a widely available analgesic. CRx-401 is thought to have a novel mechanism of action that reduces hyperglycemia and improves HDL and triglyceride levels without promoting weight gain. CRx-401 is currently being evaluated in a Phase 2a clinical trial for its anti-diabetic activity in subjects with Type 2 diabetes. Our product candidate, CRx-191, is a topical synergistic combination drug candidate thought to have a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other glucocorticoid-responsive dermatoses. We conducted a healthy volunteer safety study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis during the first half of 2008. Our product candidate, CRx-197, is a selective cytokine modulator containing low concentrations of the antihistamine, loratadine, and the tricyclic anti-depressant, nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We conducted a healthy volunteer safety study for CRx-197 in 2008 and conducted a Phase 2a clinical trial of CRx-197 in subjects with plaque psoriasis at the beginning of 2009. An additional clinical product candidate in our portfolio, CRx-170, has completed a Phase 2a clinical trial and may be advanced into further clinical trials. CRx-170, is an oral synergistic combination drug candidate containing low doses of the glucocorticoid, prednisolone, and the tricyclic anti-depressant, nortriptyline, that we have been evaluating for the potential treatment of chronic pain conditions.

We are developing proprietary formulations for our Synavive, CRx-401 and CRx-170 product candidates in connection with potential further Phase 2 clinical development. We have also developed topical formulations of our product candidates, CRx-191 and CRx-197, for use in proof-of-concept clinical trials. For proof-of-concept clinical trials of our most advanced product candidates, we have typically used a controlled regimen of commercially available dosages of the active pharmaceutical ingredients of our product candidate designed to simulate our expected commercial formulation. We plan to develop and commercialize our product candidates using formulations whose pharmacology, dosage strength and route of delivery are determined on the basis of the observed activity of their active pharmaceutical ingredients when administered in combination.

Our Strategy

We are focused on discovering, developing, and outlicensing novel therapeutics with multi-target mechanisms of action that are built from combinations of drugs that utilize novel biology to treat a number of conditions including immuno-inflammatory diseases, cancer, metabolic diseases, inherited diseases and other diseases. The key elements of our strategy are to:

•

Continue to deploy our technology and approach to drug discovery in the field of combination drugs. We plan to continue to use our proprietary drug discovery technology and approach to identify additional new combination drug candidates with multi-target mechanisms by:

•	applying our drug discovery technology to new disease indications, such as various cancers, inherited diseases, infectious diseases and other diseases.

•

using medicinal chemistry to find mechanistic and structural analogs of the components of our combination drug candidates that can be developed as new chemical entities, either as combination drugs used adjunctively with their synergistic partners or on their own. These new chemical entities may be first generation product candidates or second or third generation product candidates that extend the life cycle of the original combination drug.

•

screening combinations of approved drugs, development-stage compounds and molecular probes that we believe target specific biological pathways that may play an important role in one or more major diseases and using these insights to develop novel therapeutics.

•

capitalizing on our combination drug discovery and development capabilities in an effort to discover or obtain additional product candidates. We seek to accomplish this by entering into selected discovery research or development collaborations, such as our collaboration agreements with Angiotech, Fovea, Cystic Fibrosis Foundation Therapeutics, CHDI, Inc. and Charley’s Fund and the Nash Avery foundation or through in-licensing or other arrangements.

•

Selectively and cost-effectively advance selected product candidates into clinical development. In order to preserve capital resources, we plan to selectively and cost-effectively advance select product candidates into clinical trials, based on preclinical results and the results of prior proof-of-concept clinical trials and our assessment of their market potential.

•

Develop and commercialize our product candidates through collaborations with pharmaceutical and biotechnology companies. We plan to determine after proof-of-concept clinical trials which product candidates we will retain for internal development and which product candidates we will seek to develop and commercialize with others. We expect to seek development and commercialization partners for our product candidates to obtain access to additional development, commercial or financial resources.

Clinical Status of Our Product Candidates

The following table summarizes the clinical status of our principal clinical programs. Our clinical trials are conducted and planned to be conducted both in the United States and outside of the United States. Clinical trials conducted in the United States are subject to an investigational new drug application, or IND, with the FDA, and those conducted outside the United States are subject to a clinical trial application, or CTA, with the appropriate regulator:

Product Candidate	Product Description (Components)	Clinical Status
Immuno-Inflammatory
Synavive	Dissociated glucocorticoid (prednisolone, dipyridamole)	Phase 2 complete in rheumatoid arthritis, knee osteoarthritis, hand osteoarthritis and biomarker study
Unnamed	Multiple product candidates	Preclinical

Metabolic
CRx-401	Anti-diabetic agent (bezafibrate, diflunisal)	Phase 2a ongoing in Type 2 diabetes

Topical Dermatology
CRx-191	Topical dissociated glucocorticoid (mometasone, nortriptyline)	Phase 2a complete in psoriasis
CRx-197	Topical selective cytokine modulator (loratadine, nortriptyline)	Phase 2a complete in psoriasis and planned for atopic dermatitis
Unnamed	Multiple topical product candidates	Preclinical

Chronic Pain
CRx-170	Novel dual-action analgesic (prednisolone, nortriptyline)	Phase 2a complete in asthma*

*	Clinical trial conducted using the glucocorticoid, budesonide, instead of prednisolone.

Our Product Candidates

All of our product candidates are focused on diseases with continuing medical need and potentially large commercial markets. Our principal drug development programs are in the areas of immuno-inflammatory disease, metabolic disease, topical dermatology and chronic pain.

Our Immuno-Inflammatory Product Candidates

We currently have one clinical stage product candidate, Synavive, targeting immuno-inflammatory diseases and multiple additional preclinical product candidates. Immuno-inflammatory diseases include rheumatoid arthritis, osteoarthritis, inflammatory bowel disease, asthma, lupus, polymyalgia rheumatica, fibromyalgia and multiple sclerosis.

Rheumatoid Arthritis Background. Rheumatoid arthritis is a chronic disease, mainly characterized by inflammation of the lining, or synovium, of the joints. According to the Arthritis Foundation, rheumatoid arthritis affects approximately one percent of the United States population, or approximately 2.1 million Americans. Rheumatoid arthritis can lead to long-term joint damage, resulting in chronic pain, loss of function and disability. Because it is a chronic disease, rheumatoid arthritis continues indefinitely, and frequent flares in disease activity can occur. Rheumatoid arthritis is also a systemic disease, which means it can affect other organs in the body.

Studies have shown that early aggressive treatment of rheumatoid arthritis can limit joint damage, which in turn limits loss of movement, increases ability to work, reduces medical costs and delays or prevents the need for surgery.

Osteoarthritis Background. Osteoarthritis is one of the most common degenerative joint diseases and a frequent cause of physical disability among older adults. In the United States more than 21 million people suffer from osteoarthritis. Osteoarthritis affects the hands, lower back, neck, and weight-bearing joints such as the knees, hips, and feet. Symptoms of osteoarthritis range from stiffness and intermittent mild pain to severe joint pain and impaired biomechanical function. Although there is no cure for most forms of osteoarthritis, various therapies can help patients manage symptoms such as non-steroidal anti-inflammatory drugs (NSAIDS), COX-2 inhibitors, local analgesics, opioids, intra-articular corticosteroid injection and surgery.

Synavive—A Dissociated Glucocorticoid

Background. With Synavive, we are seeking to create a dissociated glucocorticoid that selectively amplifies the potent anti-inflammatory activity of prednisolone, without the associated increase in side effects. Steroids of the glucocorticoid class are prescribed for the treatment of many chronic immuno-inflammatory diseases such as rheumatoid arthritis. The utility of these drugs, however, is limited by their substantial, dose-dependent adverse side effects.

Synavive. Synavive is our novel dissociated glucocorticoid product candidate designed to enhance the anti-inflammatory benefits of glucocorticoids, without associated side effects. Synavive contains the cardiovascular agent, dipyridamole, and a very low dose of the glucocorticoid, prednisolone, and is being developed in a uniquely engineered formulation. In proof-of-concept clinical trials, Synavive demonstrated a powerful anti-inflammatory effect and rapid onset of action in subjects with hand osteoarthritis and rheumatoid arthritis and was generally well-tolerated. Synavive has completed a Phase 2 clinical trial in subjects with knee osteoarthritis.

We believe Synavive works through a novel multi-target mechanism of action in which dipyridamole selectively amplifies prednisolone’s anti-inflammatory activities without increases in adverse effects typically associated with higher doses of glucocorticoids. The synergistic interaction between prednisolone and dipyridamole is dependent on the specific molecular context of immune cell signaling networks, and this multi-target mechanism is not active in other cellular networks that mediate the typical adverse effects of glucocorticoids. For example, dipyridamole was found not to amplify the prednisolone-induced expression of tyrosine aminotransferase (TAT) in hepatocytes, cells that mediate the hyperglycemic effect of chronic treatment with glucocorticoids. Similarly, dipyridamole did not amplify prednisolone effects in corticotrophs, cells that mediate the HPA axis suppression of high-dose glucocorticoid treatment. The anti-inflammatory activity of glucocorticoids, including prednisolone, is achieved through a diverse set of molecular effects including inhibition of transcription factors such as activator protein 1 (AP-1) and nuclear factor-kappa B (NFkB), which normally promote the synthesis of pro-inflammatory factors. Additionally, glucocorticoids are known to induce the expression of a number of anti-inflammatory proteins including glucocorticoid-induced leucine zipper (GILZ or TSC22D3) and mitogen activated protein kinase phosphatase-1 (MKP-1 or DUSP-1). For Synavive, the prednisolone-induced expression of these anti-inflammatory targets is synergistically enhanced by the actions of dipyridamole leading to suppression of inflammatory signaling pathways in immune cells. We also believe that additional cellular mechanisms contribute to the selective immunomodulatory activity of Synavive, and these mechanisms are under investigation. The multi-target mechanism of Synavive synergistically inhibits secretion of key inflammatory mediators in vitro, including tumor necrosis factor alpha (TNFa), interleukin-6 (IL-6), regulated upon activation, normal T-cell expressed and secreted (RANTES) protein (or CCL5), and matrix-metalloproteinase-9 (MMP-9), all of which are key effectors underlying osteoarthritis and rheumatoid arthritis pathology. The multi-target mechanism of Synavive may create an enhanced therapeutic window through selective amplification by dipyridamole of prednisolone’s anti-inflammatory activity in immune cells without modulating alternative cell networks that mediate adverse effects traditionally associated with glucocorticoid treatment.

Knee Osteoarthritis Clinical Results. We studied Synavive in a multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was a standard flare design where subjects with active disease needed to demonstrate an increase in knee pain as determined by the WOMAC question #1 (related to pain while walking on a flat surface) upon withdrawal of their NSAID/COXIB therapy to be eligible. In the study, subjects were randomized to three different doses of Synavive (2.7mg prednisolone and 360mg, 180mg or 90mg of dipyridamole), 2.7mg of prednisolone alone or placebo. Subjects were dosed for a total of 14 weeks (98 days) including an initial two-week dipyridamole titration phase. The primary endpoint of this study, to assess the efficacy of Synavive compared to placebo, was the change in WOMAC question #1 calculated from baseline to day 98. Secondary and ancillary endpoints included the full WOMAC pain, stiffness, physical function sub-scales and patient global assessment scores and hand pain. Subjects who completed the 14-week core study were eligible to participate in a one-year, open-label extension study designed to investigate the long-term safety and durability of response for Synavive. The open-label extension study of Synavive is ongoing and is expected to be completed during the second half of 2009.

The COMET-1 study was completed in September 2008, and the preliminary analysis of the primary and certain secondary endpoints from the trial were disclosed on October 6, 2008. While there was a numerical trend in favor of Synavive and an observed dose-response relationship, Synavive did not demonstrate a statistically significant increased response compared to placebo for WOMAC question #1 measuring pain while walking on a flat surface, the primary endpoint, nor when compared to prednisolone alone, both analyzing the intent-to-treat (ITT) population from the study. We also conducted pre-specified analyses of the data from the COMET-1 study using a modified ITT (mITT) analysis, which accounts for subjects who commenced use of a prohibited medication (such as an NSAID or COX-2 inhibitor) prior to their end-of-study visit. For the mITT analysis, the last observation prior to this protocol violation was carried forward for all efficacy measures. In the mITT analysis, the trends favoring Synavive over placebo were enhanced for WOMAC question #1, and were statistically significant for high-dose Synavive (2.7 mg prednisolone/360 mg dipyridamole) compared to placebo in the more comprehensive assessments of improvement as measured by the WOMAC pain, stiffness, and physical function subscales. These effects are comparable to current osteoarthritis therapies, including NSAIDs and COX-2 inhibitors, based on reviews of published data. In addition, in a pre-specified analysis, a beneficial effect of Synavive was observed for those subjects in the study who also experienced significant hand pain, a 45% reduction versus 23% observed with placebo, and 26% observed with prednisolone alone, thus corroborating activity observed in an earlier Phase 2a proof-of-concept clinical study of Synavive in subjects with hand osteoarthritis.

In the COMET-1 study, Synavive was generally well tolerated, and no serious adverse events were reported relating to Synavive. The most commonly reported adverse event was headache. The rate of drop out from headache of 4% was evenly distributed across all active arms, including prednisolone. In addition, there was no evidence of increased hemoglobin A1c, fasting plasma glucose or triglycerides in the Synavive arms as compared to placebo. Mean systolic blood pressure at the end of 14 weeks of treatment was unchanged in the prednisolone alone arm (a known side effect of glucocorticoids), while the high-dose Synavive combination slightly reduced this measure of blood pressure. Of the 279 subjects enrolled, 191 (68%) completed the study. Primary reasons for discontinuation included adverse event (11%), subject request (8%) and disease progression/lack of efficacy (6%). A total of 141 subjects have enrolled in the one-year COMET-1 extension study and are taking one of two doses of Synavive. These subjects continue to have safety and efficacy measures evaluated on a regular basis to assess the longer-term safety and efficacy of Synavive. No serious adverse events related to Synavive have been reported for subjects in the COMET-1 extension study.

Hand Osteoarthritis Clinical Results. Prior to initiating the COMET-1 Phase 2 clinical trial of Synavive in knee osteoarthritis, we studied Synavive in a randomized, blinded, placebo-controlled Phase 2a clinical trial in 83 subjects with moderate to severe osteoarthritis of the hand. The study met its primary endpoint of improvement in joint pain using the Australian Canadian Osteoarthritis, or AUSCAN, index. The AUSCAN Osteoarthritis Index is a composite patient-reported outcome tool developed specifically for hand osteoarthritis, similar to the

Western Ontario and McMaster University Osteoarthritis, or WOMAC, index which is used for knee and hip osteoarthritis. Analysis of the primary endpoint shows mean change from baseline in the Synavive group of a 31% improvement in pain, compared to mean change from baseline in the placebo group of a 7% improvement in pain (p=0.007). Synavive demonstrated improvements in clinical secondary endpoints including stiffness, the AUSCAN physical function subscale, joint pain and patient global assessment scores.

Clinical Measure	Synavive Mean Improvement	Placebo Mean Improvement	Synavive P Value		Synavive Mean Baseline	Synavive Improvement from Baseline***
Pain*	102.4 mm	31 mm	0.006	**	309.3 mm	33%
Stiffness	20.3 mm	8.3 mm	0.023	**	62.9 mm	32%
Physical Function	115.8 mm	53.1 mm	0.081		584.2 mm	20%
Joint Pain	23.5 mm	6.3 mm	0.002	**	59.8 mm	39%
Patient Global	23.4 mm	4.6 mm	<0.001	**	61.5 mm	38%

Notes:

*	Primary endpoint
**	Statistically significant
***	Calculation (mean improvement/mean baseline x 100)

Subjects enrolled in the clinical trial had moderate to severe hand osteoarthritis as determined by American College of Rheumatology criteria and a score on the pain dimension of the AUSCAN scale above a pre-specified minimum. Synavive was generally well tolerated, and there were no serious adverse events reported from subjects taking Synavive. The most common adverse events observed with Synavive were headache and nausea, known side effects of dipyridamole.

Rheumatoid Arthritis Clinical Results. We studied Synavive in a multi-center randomized, blinded, placebo-controlled Phase 2a clinical trial of 59 subjects with rheumatoid arthritis. Subjects were enrolled in this study with established rheumatoid arthritis and moderate disease activity as determined by DAS28 scores of greater than 4.5 and CRP levels of greater than 2.2 mg/L. Subjects were required to be on a disease-modifying anti-rheumatic drug, or DMARD (such as methotrexate or sulfasalazine) for at least three months and on a stable dose of DMARD therapy for a minimum of 28 days prior to enrollment. Synavive was dosed in this trial using 3 mg of prednisolone plus 200 mg dipyridamole for the first week of treatment and 3 mg prednisolone plus 400 mg of dipyridamole for the following five weeks of treatment. The clinical trial compared Synavive plus a DMARD to placebo plus DMARD in subjects with rheumatoid arthritis.

In this trial, Synavive demonstrated a statistically significant improvement on the primary endpoint of reduction of the inflammatory biomarker C-reactive protein, or CRP, with a 50% median reduction from baseline to day 42 compared to a 19% reduction with control (p=0.024). Importantly, Synavive demonstrated statistically significant improvements in two clinically meaningful measures of efficacy, ACR20 and DAS28. In this study Synavive demonstrated a statistically significant 63% ACR-20 response at day 42 compared to a 30% response with placebo (p=0.025) and a statistically significant DAS28 score, with a -1.6 mean change from baseline to day 42 compared to -0.7 with control (p=0.016). ACR-20 is a standard measure developed by the American College of Rheumatology to rate rheumatoid arthritis disease improvement and DAS-28, a composite disease activity score using 28 joint counts that is used to monitor disease activity in rheumatoid arthritis patients. Patients are classified as ACR20 responders if they demonstrate at least a 20% improvement from baseline in tender and swollen joint count and at least 3 of 5 other symptom-related criteria. Data provided for the rheumatoid arthritis trial of Synavive are for the per protocol population; statistical significance remained consistent in the intent-to-treat population. In this rheumatoid arthritis trial, Synavive was generally well tolerated, and there were no serious adverse events reported for subjects treated with Synavive. The most common adverse events observed with Synavive that occurred with a frequency of greater than 5% were headache, gastro-intestinal symptoms and dizziness, known side effects of dipyridamole.

Based in part on the results from this proof-of-concept Phase 2a clinical trial, we advanced Synavive into a Phase 2b clinical trial in subjects with rheumatoid arthritis, the MARS-1 study, which was targeted to enroll over 600 subjects. In July 2008, we discontinued enrollment in the MARS-1 study. This decision was based on a number of factors that compromised the timing of results and therefore the strategic value of the MARS-1 study compared to both its significant cost and the results expected in October 2008 for the COMET-1 study. Given poor financial market conditions and that the MARS-1 data would not be available in a timeframe consistent with the expected timing of the COMET-1 study results, the MARS-1 study was discontinued to preserve financial resources.

Our Metabolic Disease Product Candidate

Diabetes Background. Since 2001, the incidence of Type 2 diabetes in the United States has increased by 54%. Type 2 diabetes is characterized by a deregulation in the secretion of insulin or a decreased response of peripheral tissues to insulin, known as insulin resistance. While the cause of Type 2 diabetes remains unclear, epidemiologic studies suggest that this form of diabetes results from a collection of multiple genetic defects or polymorphisms, each contributing its own predisposing risks which are modified by environmental factors, including excess weight, poor diet, inactivity and excess alcohol consumption. Type 2 diabetic patients often have a characteristic lipid profile involving elevated triglycerides, low HDL levels and small particle size LDL with relatively normal overall LDL levels. Returning patients’ blood glucose levels to near normal levels is the recognized goal for the treatment of diabetes. Multiple third-party clinical trials have demonstrated clinical outcome benefits from maintaining control of a patient’s glycemic parameters. However, achieving and maintaining control of plasma glucose levels can be difficult in Type 2 diabetes. An estimated 63% of diagnosed Type 2 diabetics have not achieved an HbA1c level below the 7% level that the American Diabetes Association (ADA) recognizes as diabetic. This is the case even though an estimated 75% of Type 2 diabetics take multiple therapeutics in order to try to achieve their glycemic goals. Numerous drug therapies exist for the treatment of diabetes, such as insulin, metformin, sulfonylureas, thiazolidinediones, or TZDs, and GLP-1 agonists. Unfortunately, many of these approved therapies are sub-optimal from an efficacy, cost, or risk-benefit perspective, especially with the increased focus by regulators on cardiovascular risks.

CRx-401 CRx-401 is a novel oral anti-diabetic in development to treat Type 2 diabetes. CRx-401 is a synergistic combination drug candidate containing sustained-release bezafibrate, an anti-dyslipidemia agent, approved outside the United States, and a low dose of diflunisal, a widely available salicylate, or analgesic. In addition to in vitro and in vivo data supporting the CRx-401 combination, the combination of bezafibrate and diflunisal is reinforced by literature reports in the past two years supporting single agent activity of both bezafibrate and the salicylate class as anti-diabetics. The 6,000 subject prospective J-Benefit study in Japan established bezafibrate as having a notable anti-diabetic effect on its own. Similarly, a small 20-subject study conducted at the Joslin Diabetes Center with another salicylate, salsalate, indicated that it has sufficient anti-diabetic effects to warrant the conduct of an ongoing 800-subject confirmatory clinical trial of salsalate. We believe CRx-401 has an attractive profile in which the novel synergy between the agents may enhance the anti-diabetic effects of each component, bezafibrate and diflunisal. This is made more attractive by the established cardio-protective effects of bezafibrate, which include triglyceride lowering, HDL elevation, modest LDL lowering, and established long-term cardiac outcome benefits. A Phase 2a clinical trial evaluating the efficacy of CRx-401 in Type 2 diabetes is fully enrolled and nearing completion.

Clinical Status. We are investigating CRx-401 in a 90-day, randomized, placebo-controlled, Phase 2a clinical trial in Type 2 diabetes, being conducted in Canada. The clinical trial is a study of 117 subjects comparing CRx-401 to bezafibrate, both added to background metformin therapy. The primary endpoint is change in levels of fasting plasma glucose, with secondary endpoints relevant to Type 2 diabetes, including changes in HbA1c levels (a measure of glycosylated hemoglobin in the blood that is elevated in Type 2 diabetics), triglycerides, high density lipoprotein cholesterol (HDL) and insulin resistance using the HOMA-IR score. In addition, 92 subjects are enrolled in a genetic substudy, where genetic tests have been administered to determine whether subjects with certain gene mutations, believed to be relevant to Type 2 diabetes will have an observed difference of response to CRx-401 or bezafibrate. The study is fully enrolled and is nearing completion. A pre-specified interim analysis of the data from the first 50 subjects enrolled in this CRx-401 Phase 2a study was conducted in November 2008 and indicated that the trial is unlikely to detect a treatment advantage of CRx-401 over bezafibrate alone on the primary endpoint of change in levels of fasting plasma glucose. The analysis of the full results from this study, including secondary endpoints and the information from the genetic substudy will enhance our understanding of the biologic effects of CRx-401 and will serve as the basis for determining the development path for CRx-401 in Type 2 diabetes or other metabolic diseases.

Our Topical Dermatology Product Candidates

We currently have two product candidates, CRx-191 and CRx-197, that we have advanced through clinical trials for the topical treatment of inflammatory dermatoses.

Psoriasis Background. Psoriasis is a chronic inflammatory skin disease affecting between 6.0 million and 7.5 million people in the United States characterized by skin thickening, redness and scaling. Topical drugs, such as glucocorticoids, Vitamin D3, Vitamin A derivatives and anthralin are usually the first line treatment for psoriasis. Dermatologists favor the use of local topical delivery in all but the most severe cases of psoriasis to limit systemic exposure and avoid potential systemic side effects. Glucocorticoids are the most commonly prescribed class of topical treatment used in psoriasis. Existing topical glucocorticoids are available in a wide range of potencies. Currently available high-potency topical glucocorticoids are associated with local skin toxicities, including thinning, following only short periods of exposure, and irreversible skin atrophy after longer treatment periods. A topical selective glucocorticoid amplifier that enhances potency without enhancing side effects may provide a significantly improved treatment option for psoriasis patients.

CRx-191 CRx-191 is a topical synergistic combination drug candidate with a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of dermal inflammation. CRx-191 contains a mid-potency glucocorticoid, mometasone, and a very low dose of the tricyclic anti-depressant, nortriptyline. CRx-191 is thought to work through a novel mechanism of action in which nortriptyline amplifies mometasone’s anti-inflammatory activities without enhancing side effects, to provide the efficacy of a high-potency topical glucocorticoid with a mid-potency glucocorticoid safety profile. We have developed a novel topical cream formulation of CRx-191 which provides the first topical formulation of nortriptyline. We have demonstrated that the CRx-191 class of combinations of tricyclic anti-depressants and glucocorticoids are effective in multiple experimental and preclinical models of inflammation. CRx-191 is being developed for psoriasis and other glucocorticoid responsive dermatoses.

Clinical Status and Results. We investigated CRx-191 in a 12-day, randomized, placebo-controlled, Phase 2a clinical trial in plaque psoriasis, conducted in Germany. The clinical trial was a study of 21 subjects, with endpoints of psoriatic infiltrate dermal band thickness, as measured by high-frequency ultrasound, erythema (redness) as measured by chromametry, a clinical skin condition score, and the measurement of inflammatory biomarkers. In this trial, each of the subjects had one psoriatic plaque treated with two different concentrations of CRx-191, two different concentrations of nortriptyline, one concentration of mometasone and a placebo cream, resulting in the potential to evaluate the effects of all six preparations in each subject. As a result, the clinical trial was designed to characterize the activity of CRx-191 in psoriasis compared to placebo, as well as the activity of each of its components.

In this clinical trial, the high-strength CRx-191 demonstrated an 81% reduction in psoriatic infiltrate from baseline to day 12, compared to 11% for placebo. This reduction demonstrated with CRx-191 was statistically significant (p <0.0001). Similarly, CRx-191 demonstrated a 58% reduction in erythema (redness) from baseline to day 12, compared to 6% with placebo. This effect was also statistically significant (p <0.0001). In clinical assessments of skin condition, CRx-191 demonstrated clinically significant improvements from baseline to day 12 in 100% of all test fields, as compared to 0% for placebo. The high and low doses of CRx-191 performed similarly, although CRx-191 high dose was numerically superior to low dose on most measures. CRx-191 was also compared to its individual components on multiple measures such as psoriatic infiltrate thickness, erythema and clinical skin condition and produced greater improvements than mometasone and nortriptyline alone. Although this trial was not powered to achieve statistical significance in comparison to its components, CRx-191 was superior in all aspects. The mean reduction in erythema for CRx-191 compared to mometasone was statistically significant (p=0.017) and numerically greater on infiltrate thickness reduction and clinical skin assessment scores. CRx-191 induced statistically significant reductions compared with nortriptyline on infiltrate thickness (p <0.0001) and erythema (p <0.0001) and improved clinical skin assessment scores compared with nortriptyline. In the study, CRx-191 was well tolerated and, there were no adverse events reported for any subjects treated in this trial.

We also studied CRx-191 in a 28-day randomized, placebo-controlled tolerability study in 20 healthy volunteers to evaluate the potential of CRx-191 to induce skin thinning, a key side effect of many potent glucocorticoids. This study was single-center study, conducted in Germany with safety endpoints of skin thickness, as determined by ultrasound, and visual assessments of adverse reactions, such as irritation, dilated blood vessels and clinical atrophy. In this study, each of the 20 subjects was topically administered two different concentrations of CRx-191, one concentration of commercially-available clobetasol (a high potency topical glucocorticoid) as a positive control, one concentration of nortriptyline, one concentration of mometasone and a placebo cream. The conclusion of this study was that CRx-191 was generally safe and well tolerated and that the CRx-191 combination of mometasone and nortriptyline did not induce skin thinning greater than that induced by mometasone alone.

Atopic Dermatitis Background. Atopic dermatitis is a chronic inflammatory skin disease affecting approximately 15 million people in the United States. Atopic dermatitis is treated primarily with topical glucocorticoids but their use is limited by glucocorticoid-associated side effects. As an alternative to glucocorticoids, the approved topical immunomodulatory calcineurin inhibitors represent an effective treatment option. However, the use of topical calcineurin inhibitors has been diminished as a result of a 2005 FDA health advisory and black box warning on two approved products, Elidel and Protopic. As a result, we believe significant medical need and commercial opportunity exists for topical immunomodulatory agents with novel mechanisms of action.

CRx-197 CRx-197 is a novel topical anti-inflammatory product candidate that we entered into clinical development in 2008 as a topical cream for the treatment of psoriasis, atopic dermatitis and other inflammatory dermatoses. CRx-197 is a selective cytokine modulator containing low concentrations of the antihistamine loratadine, and the anti-depressant nortriptyline, neither of which is indicated for the treatment of atopic dermatitis on its own, but which have been shown to act synergistically in preclinical models of inflammation. We developed a topical formulation of CRx-197 for use in our proof-of-concept clinical trials, initially in psoriasis and potentially in atopic dermatitis.

Clinical Status and Results. We investigated CRx-197 in a 28-day, randomized, placebo-controlled, Phase 2a clinical trial in plaque psoriasis, conducted in Germany. The clinical trial was a study of 19 subjects, with efficacy endpoints of psoriatic infiltrate dermal band thickness, as measured by high-frequency ultrasound, erythema (redness) as measured by chromametry and a clinical skin condition score, or modified PASI, as well as safety assessments, including pruritus (itching). Subjects also had a two-week follow-up visit. In this trial, each of the subjects had one psoriatic plaque treated with two different concentrations of CRx-197, one concentrations of nortriptyline, calcipotriol, a derivative of vitamin D, as an active control and a placebo cream, resulting in the potential to evaluate the effect of all five preparations on the same subject. As a result, the clinical trial was designed to characterize the activity of CRx-197 in psoriasis as compared to the activity of placebo, an active control and one of its components, nortriptyline.

On the modified PASI clinical assessment of skin condition (combined erythema and skin thickness score), the placebo cream was indistinguishable between calcipotriol, both strengths of CRx-197, nortriptyline and placebo. In the study, CRx-197 was well tolerated as it did not induce significant itching and, there were no serious adverse events reported for any subjects treated in this trial. Following the results of this study, we are considering whether to advance CRx-197 into a Phase 2a proof-of-concept clinical trial in subjects with atopic dermatitis.

We also studied CRx-197 in a 28-day randomized, placebo-controlled tolerability study in 20 healthy volunteers to evaluate the safety of CRx-197. This study was single-center study, conducted in Germany with safety endpoints of visual reduction in full skin thickness as measured by ultrasound and assessments of adverse reactions, such as erythema, itching, dilated blood vessels and clinical atrophy. In this study, each of the 20 subjects was topically administered two different concentrations of CRx-197, one concentration of commercially available calcipotriol as a positive control, one concentration of nortriptyline and a placebo cream. The conclusion of this study was that CRx-197 was generally safe and well tolerated.

Our Chronic Pain Product Candidate

CRx-170 CRx-170 is an oral synergistic combination drug candidate containing low doses of the glucocorticoid, prednisolone, and the tricyclic anti-depressant, nortriptyline. We have been evaluating CRx-170 for the potential treatment of chronic pain conditions as well as other indications. The potential development of CRx-170 in the area of chronic pain is supported by preclinical data that suggests, when administered together in CRx-170, the analgesic activity of nortriptyline and the anti-inflammatory activity of the low-dose prednisolone selectively synergize to allow lower dosing of the components to reduce dose-dependent side effects and to create a broader therapeutic window. CRx-170 has been formulated for night-time administration that allows immediate release of nortriptyline and a delayed release of prednisolone in the early hours of the morning to coincide with the body’s natural circadian rhythms. We believe this release profile may provide the clinically-relevant benefit of substantial reduction in morning pain and stiffness, a significant benefit to individuals experiencing chronic pain. CRx-170 may be useful across a spectrum of inflammatory and neuropathic pain conditions, and the activity of its components suggest it may be well suited for pain of mixed etiology. The synergy of tricyclic antidepressants and glucocorticoids such as CRx-170 observed in vitro has been repeated in multiple animal models, including in acute LPS induced endotoxemia, adjuvant-induced arthritis, ovalbumin challenge asthma, and across multiple standard pain models (carageenean, formalin, acetic acid). In addition, we believe that the completion of the COMET-1 study for our product candidate Synavive and the successful completion of the 1-year open-label safety extension of the COMET-1 study may reduce the safety and regulatory risks of CRx-170. This is because the 2.7 mg dose of prednisolone contained in Synavive for these studies is the same dose that is used in CRx-170, and favorable safety data from the 3-month COMET-1 study, and potentially from the ongoing 1-year safety extension study, may reduce the perceived risks of chronic use of this very low dose of prednisolone.

Clinical Results. We investigated another version of CRx-170 that contained the glucocorticoid, budesonide, in a Phase 2a clinical trial in the United Kingdom in 17 asthma subjects. In the asthma clinical trial, CRx-170 provided benefit on important clinical measures such as FEV1 (forced expiratory volume in 1 second), FVC (forced vital capacity) and PEF (peak expiratory flow) and demonstrated activity on immunomodulatory markers. As measured by FEV1, the standard clinical measure of breathing capacity in asthma and chronic obstructive pulmonary disease (COPD), the CRx-170 combination containing budesonide, after one week of treatment, demonstrated a statistically significant mean percentage improvement (increase) in FEV1 from the treatment baseline of the study of approximately 6% (p=0.045). Neither low-dose nortriptyline nor low-dose budesonide as single agents showed significant improvement in FEV1 from the separate study baseline used to evaluate the single agents (approximately 2% decrease for low-dose nortriptyline, p=0.466; approximately 5% decrease for low dose budesonide, p=0.251). CRx-170 was generally well tolerated and there were no serious adverse events reported. The most common adverse events related to CRx-170 were dry mouth, drowsiness, constipation and headache, known effects of nortriptyline.

Preclinical Programs

Our preclinical pipeline includes multiple product candidates targeted for potential development in oncology, including B-cell malignancies, multiple immuno-inflammatory diseases, topical dermatoses, neurodegenerative diseases, inherited diseases and other therapeutic areas.

In addition to our BAR agonist combinations for multiple myeloma and certain other B-cell malignancies, we have discovered other multi-target combination product candidates for our B-cell malignancy program. Using our cHTS technology, we have discovered that adenosine A2A receptor agonists, or A2A agonists, synergize with existing and emerging drugs to treat multiple myeloma and certain other B-cell malignancies. The synergies are observed with the standard of care drugs, dexamethasone, Revlimid® (lenalinomide), Velcade® (bortezomib), doxorubicin and melphalan and emerging drugs such as HDAC and HSP90 inhibitors. Like the BAR agonist synergies, the A2A agonist synergies are also active in 3-way and 4-way drug cocktails, consistent with the emerging trends in therapy for multiple myeloma and other cancers. The A2A agonist synergy causes a rapid induction of apoptosis, or cell death, and is enhanced in certain in vitro models that mimic the tumor micro-environment, a rare property, as most standard of care drugs are rendered less effective under tumor micro-environment conditions. The A2A agonist synergies have been shown to be active in vivo in multiple rodent xenograft models and in ex vivo assays using human patient tumor cells. The A2A agonist synergy is selective in that it induces cell death only in the cancerous myeloma cells and not in normal cells. We believe that we have identified a synergy with an agent that may be able to be administered with existing or emerging standards of care for multiple myeloma. While A2A agonist synergies share many features in common with BAR synergies, these two agents synergize with each other suggesting that they act through related but distinct mechanisms of action. We have also observed selective synergies between A2A agonists and phosphodiesterase inhibitors.

Our other preclinical programs come from a variety of sources. We have entered into a research and license agreement with Angiotech Pharmaceuticals, Inc., to potentially discover combinations of compounds for Angiotech to potentially develop for use with medical devices and other interventional medicine products. We also plan to develop product candidates for ophthalmic diseases through our collaboration with Fovea and for the treatment of muscular dystrophy through our collaboration with Charley’s Fund and other foundations and in the area of cystic fibrosis through our collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. In addition, we are working to discover and develop potential therapeutics for anthrax toxin with the National Institute of Allergy and Infectious Disease and hemorrhagic fever viruses with USAMRIID.

Our Drug Discovery Technology

Our combination high throughput screening technology, or cHTS, is a robotic high throughput screening platform, including both customized hardware and software elements, that screens millions of concentration-specific combinations including, but not limited to, the pharmacopeia of approved drugs in cell-based assays for the diseases we are targeting.

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

Our library of approximately 3,000 drugs approved in the United States, Europe and Japan and other selected development-stage small molecules, mechanistic probes and biologics generate over 4,000,000 possible unique binary combinations. Combinations of the molecules in this library that are identified by our drug discovery technology can take many forms. In order to identify and analyze potentially valuable combination effects, cHTS generates a concentration matrix for each combination. The concentration matrix captures the combined activity of two compounds over a broad range of single agent concentrations. cHTS is capable of generating hundreds of thousands of data points per day in order to efficiently screen in a concentration matrix format.

The concentration matrix data generated by our cHTS technology requires specialized analyses. We have developed Chalice, our proprietary visualization and analysis tool to collect and merge similar concentration matrices before quantitatively benchmarking them to expected combination response patterns. We believe that the comparison models are useful in determining the drug candidate synergy, which helps us determine the novelty of a combination therapy or to gain insight into the biological mechanism of action of a drug combination. Using these tools, combinations are analyzed, quantitatively scored and visualized in a comprehensive combination effect report, which provides links to available internal and external data on the combination and its constituent compounds.

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

Collaborations

We intend to seek collaborations with pharmaceutical and biotechnology companies to support the development and commercialization of selected product candidates and to obtain access to additional development, commercial or financial resources or a large sales force. We also plan to engage in selected discovery research collaborations to explore new therapeutic areas. We intend to seek these collaborations to expand our product pipeline and diversify our therapeutic reach and compound diversity.

Angiotech Pharmaceuticals, Inc.

In October 2005, we entered into a research and license agreement with Angiotech Pharmaceuticals, Inc., or Angiotech, under which we have granted Angiotech an exclusive, royalty-bearing license to up to ten compounds to be selected by Angiotech from our portfolio of clinical and preclinical product candidates or Chalice database, as well as an option to purchase the same rights to an additional five compounds. This license is for Angiotech’s research, development and potential commercialization of the licensed compounds as drug components to be used in Angiotech’s field with medical devices or interventional medicine products to treat conditions in specific areas of the human body. As of December 31, 2008, Angiotech has not selected any compounds from the Chalice database for development in Angiotech’s field. In addition, we have agreed to use our cHTS technology in a joint research project with Angiotech to screen in different disease-specific assays combinations of compounds that may be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field. We and Angiotech will jointly own the intellectual property that results from the joint research project. We have granted Angiotech an exclusive, royalty-bearing license to the intellectual property from the joint research in Angiotech’s field of use in combination with medical devices and interventional medicine products to treat conditions in specific areas of the human body, and we have an exclusive, non-royalty bearing license to such intellectual property for use outside of Angiotech’s field.

Under the research and license agreement, Angiotech paid us a $27.0 million up-front license execution fee. As contemplated by the original agreement, on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years and paid an additional license execution fee of $7.0 million. We may also receive payments from Angiotech of up to $10.0 million upon Angiotech’s election to receive a license to up to five additional compounds, beyond the initial ten compounds, from our portfolio of clinical and preclinical product candidates or Chalice database for development. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech’s selection of compounds from our portfolio of clinical and preclinical product candidates or Chalice database, we may also receive up to $30.0 million in milestone payments if certain development and regulatory approval milestones are met, as well as royalties on any future product sales incorporating the compounds.

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

In connection with the research and license agreement with Angiotech, we also entered into a stock purchase agreement with Angiotech under which in exchange for $15.0 million we issued to Angiotech 1,363,636 shares of Series E preferred stock that automatically converted into 1,948,051 shares of our common stock upon the closing of our initial public offering. Angiotech has sold the 1,948,051 shares of our common stock it purchased upon entering into the research and license agreement.

CombinatoRx Singapore

On August 16, 2005, we formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte Ltd, for the purpose of conducting discovery and development of product candidates to treat infectious diseases. We own 51% of the subsidiary’s capital stock. BioMedical Sciences Investment Fund Pte Ltd, an affiliate of Bio*One Capital Pte Ltd, a biomedical sciences investment management company associated with Singapore’s Economic Development Board (EDB), has invested $2.5 million in shares of convertible, redeemable preferred stock of the subsidiary, which represents on an as-converted basis 49% of the subsidiary’s capital stock. BioMedical Sciences has invested an additional $17.5 million in the subsidiary through the purchase of a series of convertible promissory notes issued by the subsidiary after the achievement of certain milestones related to the development of infectious disease product candidates. A Series 1 convertible note with a principal amount of $5.5 million was purchased concurrently with the initial investment in the subsidiary’s preferred stock on August 30, 2005, a

$3.5 million Series 2 convertible note was purchased on June 8, 2006, a $3.5 million Series 3 convertible note was purchased on May 30, 2007, and Series 4 and 5 convertible notes with an aggregate principal amount of $5.0 million were purchased on August 5, 2008. We are planning to divest our ownership interest in our Singapore subsidiary and are in discussions with BioMedical Sciences to complete the divestiture this year.

In addition to the funding from BioMedical Sciences, on April 19, 2006, the subsidiary received approval for a grant from the Singapore EDB Biomedical Sciences Group for up to approximately $5.8 million to support infectious disease drug research and development. The grant covers a percentage of qualifying costs of the research and development project on a cost reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by the subsidiary, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, cumulative qualifying costs are reimbursed upon application until 70% of the initial grant amount has been submitted by the subsidiary. The remaining 30% of the award may be paid by the EDB once the subsidiary completes the research and development project. The grant extends through September 30, 2010. If the subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the subsidiary. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB. Through December 31, 2008, the subsidiary has received approximately $1.9 million in funding under the EDB grant.

Under a Services Agreement between us and our subsidiary, we have agreed to provide assay development and screening services for the subsidiary aimed at the discovery and development of combination therapies for the treatment of infectious disease, over a four year period. The subsidiary employs research and development personnel in Singapore to conduct research based on the results of our screening efforts. The Services Agreement provides for the assignment to the subsidiary of all intellectual property rights covering novel therapeutic combination therapies for infectious disease discovered through our work under the Agreement, in exchange for cash payments to us from the subsidiary of up to approximately $7.3 million over four years and a 2.5% royalty on sales of all products covered by any patent right assigned to the subsidiary. The Services Agreement provides for the grant back to us by the subsidiary of a fully paid, exclusive license under all intellectual property rights assigned by us to the subsidiary for use outside of the infectious disease field. As defined in the Services Agreement, the infectious disease field does not include biodefense applications or any topical application for the treatment of acne or impetigo, with the result that we retain all rights for these applications.

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

The preferred stock of our subsidiary held by BioMedical Sciences is entitled to an annual 5% dividend payable upon redemption or liquidation of the subsidiary, and is subject to redemption by the subsidiary for a cash payment equal to 125% of the purchase price of the shares plus accrued, but unpaid, dividends. The notes bear interest at an annual rate of 5% and become due and payable on December 31, 2009, unless we elect through the subsidiary to prepay the notes before that date. If we elect to prepay, the prepayment amount would equal 125% of the outstanding principal balance of the notes plus accrued, but unpaid, interest. The notes are secured by a security interest in all of the non-intellectual property assets of the subsidiary, and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have pledged our shares in the subsidiary as additional collateral for our subsidiary’s obligations to BioMedical Sciences under the notes. We are not obligated to make any cash payment on the notes if the subsidiary fails to do so, but on default by the subsidiary, subject to certain conditions, BioMedical Sciences has the right to convert the notes into our common stock.

BioMedical Sciences has the option to convert its shares of preferred stock of our subsidiary into our common stock. In addition, upon the proposed redemption of the shares of preferred stock or the prepayment or repayment of any note, BioMedical Sciences may elect to receive in lieu of some or all of the cash otherwise payable to it, shares of our common stock. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. For any conversion of currently outstanding preferred stock or the originally issued Series 1 note into or payment satisfied by the issuance of our common stock (other than in the case of default by us or our subsidiary), the price of our common stock for conversion purposes will be $10.80 per share, in the case of the Series 2 note issued on June 8, 2006, $11.57 per share, in the case of the Series 3 note issued on May 30, 2007, $9.11 per share and in the case of the Series 4 and 5 notes issued on August 5, 2008, $5.19 per share. If at any time the volume-weighted average price of our common stock exceeds $13.50 over the prior 20 consecutive trading days, we may require BioMedical Sciences to convert its shares of preferred stock or the initially issued Series 1 note into shares of our common stock. The volume-weighted average price of our common stock must exceed $14.47 for 20 consecutive trading days for us to be able to require BioMedical Sciences to convert the Series 2 note issued to it on June 8, 2006 into our common stock. The volume-weighted average price of our common stock must exceed $11.39 for 20 consecutive trading days for us to be able to require BioMedical Sciences to convert the Series 3 note issued to it on May 30, 2007 into our common stock. The volume-weighted average price of our common stock must exceed $6.49 for 20 consecutive trading days for us to be able to convert the Series 4 and 5 notes issued to it on August 5, 2008 into our common stock. Upon a default by us or the subsidiary, the notes and the subsidiary preferred stock are convertible at the option of BioMedical Sciences as described with respect to a conversion upon maturity or prepayment, except that the conversion price of the notes would include a 10% default interest rate accrued from the date of issuance, and the subsidiary preferred stock would also include a 10% dividend accrual accrued from the date of issuance, and no conversion premium would apply. BioMedical Sciences may not convert its convertible preferred stock or convertible promissory notes to the extent that after such conversion it would own more than 19.9% of our common stock then outstanding.

We have agreed to file, on BioMedical Sciences’s request, a registration statement covering the resale by them of any of our common stock they acquire through conversion or redemption. BioMedical Sciences has agreed not to sell in any calendar quarter more than 25% of the shares of our common stock acquired by them at any time under the conversion provisions, provided that this restriction ceases to apply to any shares one year after the shares are first issued.

Fovea Pharmaceuticals SA

On January 30, 2006, we entered into a research and license agreement with Fovea Pharmaceuticals SA, or Fovea. Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from our portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates.

On June 12, 2007, we and Fovea amended and restated the agreement. Under the amended and restated research and license agreement, Fovea was to continue to conduct, at its own expense, preclinical and clinical development for certain ophthalmic indications of combination drug candidates it has selected from our portfolio of product candidates. Fovea is obligated to develop selected combination candidates pursuant to specified development criteria through the end of Phase 2b clinical trials.

We and Fovea jointly own new intellectual property and data generated by Fovea regarding the selected combination candidates through Phase 2a clinical trials. We retain the rights to develop and commercialize the combination candidates licensed to Fovea in North America and certain other countries and we granted Fovea exclusive rights to commercialize selected combination candidates that are developed through Phase 2b clinical trials for specified ophthalmic indications in Europe and all other countries that are not retained by us. The parties have co-exclusive rights in Japan and Taiwan.

Under the agreement, in exchange for Fovea’s development investment, we also granted Fovea an exclusive worldwide license to certain preclinical drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, FOV-1101, into a proof-of-concept clinical trial for allergic conjunctivitis. For these licensed combinations, we have received payments totaling approximately $0.8 million, and are eligible to receive up to approximately $20.0 million in development and regulatory milestone payments for the first combination successfully developed, and an additional $10.0 million milestone payment for the approval of a combination in a specified additional indication. We are also eligible to receive royalties for each product commercialized by Fovea in connection with the agreement.

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

Cystic Fibrosis Foundation Therapeutics

On May 31, 2006, we entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to discover and develop novel therapeutics built from synergistic drug combinations to treat cystic fibrosis. Under the terms of the agreement, CFFT has agreed to award us up to approximately $13.8 million in research funding and expenses over time during the term of the research and development project and until the filing of an investigational new drug application for the first product candidate developed under the agreement. In addition, CFFT has agreed to fund up to 75% of the clinical development expenses we incur through a Phase 2a clinical trial of the first potential product candidate, provided both parties have agreed to commence clinical development of the product candidate. We have received approximately $6.2 million of research funding from CFFT through December 31, 2008. We retain worldwide commercialization rights for any product candidates discovered or developed under the agreement and we will own all new intellectual property and data generated by the research and development project. We are eligible to receive payments from CFFT upon successful completion of specified clinical and regulatory milestones for each product candidate developed under the agreement. CFFT will be eligible to receive variable royalties from us on the net sales of any approved products that are discovered under the agreement.

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

The DMD Foundations

In November 2007, we entered into a sponsored research collaboration agreement with an entity formed by Charley’s Fund and the Nash Avery Foundation, two nonprofit organizations founded to support Duchenne muscular dystrophy, or DMD, research. In October 2008, GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for DMD joined the sponsored research agreement.

Under the agreement with these DMD foundations, we are seeking to identify novel disease-modifying multi-targeted treatments for DMD, the most common childhood form of muscular dystrophy. Under the terms of the agreement, we are eligible to receive up to $3.45 million in research funding and reimbursement of additional expenses during the term of the DMD research and development project, of which approximately $1.7 million has been received through December 31, 2008. We retain worldwide commercialization rights for any product candidates discovered or developed under the agreement, and we will own all new intellectual property and data generated by the research and development project. In the event that we either enter into a license agreement with a third party granting the rights to make, use or sell a product developed under the agreement to treat DMD or we or any of our affiliates or licensees first sells a product developed under the agreement to treat DMD, we will pay the DMD foundations a payment equal to 100% of the research funding provided to us under the agreement. In addition, on the first anniversary of the first commercial sale of a product developed under the agreement, we will pay the DMD foundations an additional payment equal to 100% of the research funding provided to us under the agreement. Finally, if a product developed under the agreement to treat DMD achieves cumulative net sales of at least $100 million, within 90 days of such occurrence, we will pay the DMD foundations an additional payment equal to 200% of the research funding provided to us under the agreement.

The agreement with respect to research and development collaboration terminates upon the expiration of the research and development project, which is currently planned to last for two years from the commencement of the agreement. The agreement may be terminated by either party after 60 days’ notice upon an unremedied material breach. In addition, if we intend to discontinue preclinical or clinical development activities with respect to a DMD product candidate and do not intend to license such candidate to a third party for preclinical or clinical development, within one year after such determination, we shall notify the foundations, who may then exercise their rights to an exclusive, fully-paid and sublicensable license to the intellectual property developed under the collaboration in the field of DMD.

Liverpool School of Tropical Medicine

On April 25, 2007, we and our subsidiary, CombinatoRx Singapore, entered into an Interim Consortium Agreement with the Liverpool School of Tropical Medicine, or LSTM, and other parties, the A-WOL

Consortium, under which we and our subsidiary would act as subcontractors to perform assay development and screening services relating to a grant awarded to LSTM focusing on the development of treatment regimens against filariasis, or African river blindness. Under the terms of the interim agreement, and subject to certain conditions, the subsidiary was eligible to receive up to approximately $4.0 million in research and development funding over a five-year period. The interim agreement expired by its terms on March 31, 2008, and we and the subsidiary continued to perform services for LSTM as part of the A-WOL Consortium.

On October 8, 2008, we and the subsidiary entered into a consortium agreement with the members of the A-WOL Consortium, as well as a project agreement and an agreement relating to intellectual property rights with LSTM, all to allow the subsidiary to continue to participate as a member of the A-WOL Consortium and perform assay development and screening services relating to the grant awarded to LSTM to develop treatment regimens against filariasis.

Under the terms of these agreements, the subsidiary will continue to be eligible to receive research and development funding, plus reimbursement of expenses relating to patent prosecution. The agreement with respect to research and development terminates upon the expiration of the research and development project, which is currently planned to last until April 2012. Under these agreements, we, the subsidiary and LSTM (on behalf of the A-WOL Consortium) will own certain intellectual property generated by the research performed by the subsidiary pursuant to the agreements and will form an IP Steering Committee to oversee patent filings and other activities relating to protecting the intellectual property. LSTM (on behalf of the A-WOL Consortium) retains the right to grant exclusive licenses to the intellectual property in the field of filariasis. We and the subsidiary retain the right to grant exclusive licenses to the intellectual property in commercial fields other than filariasis. LSTM may also grant an exclusive license to the intellectual property covering specified product candidates in the parasitology field to a third party that agrees to develop such product candidates as provided in the agreements, and in connection with such grant, LSTM may also grant an exclusive license to the intellectual property covering such product candidates in the commercial field, subject to the prior written consent of us and the subsidiary and any prior exclusive or non-exclusive licenses granted by us or the subsidiary to third parties in the commercial field. The subsidiary will receive proceeds from any licenses granted to the intellectual property in the commercial field.

The agreements may be terminated by the A-WOL Consortium after thirty days’ notice of a persistent or material breach of the agreements by us or the subsidiary, the inability of the subsidiary to continue the research project for reasons beyond its control, or the winding-up, liquidation, bankruptcy or similar action by us or the subsidiary. The A-WOL Consortium may also terminate the agreements if the grant is terminated or if LSTM and the grant provider agree that the number of remaining parties under the agreements means that it is no longer viable to continue the research project under the terms of the original grant award to LSTM. We or the subsidiary may terminate the agreements with six months’ prior written notice. The subsidiary has received approximately $1.2 million in research funding under the agreements through December 31, 2008.

CHDI, Inc.

In August 2005, we entered into a research agreement with CHDI, Inc., a foundation aimed at preventing and treating Huntington’s disease, to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington’s disease. Under the terms of the research agreement, as amended and restated in February 2007, subject to satisfaction of conditions, we were to receive up to approximately $6.7 million in research and development funding from CHDI over four years, of which approximately $5.2 million has been received through December 31, 2008. We and CHDI jointly owned the intellectual property covering product candidates discovered in the collaboration. Joint research and development activities under the research agreement were completed in December 2008, and we have assigned our joint ownership interest in the intellectual property from the research project to CHDI.

NIAID

In April 2005, we were awarded an approximately $4.4 million research grant from the National Institutes of Allergy and Infectious Diseases, or NIAID, which will be payable over five years to perform research and preclinical development in the area of bioterror defense, subject to annual United States government appropriations and the submission of annual progress reports and development plans to NIAID demonstrating the achievement of milestones to be agreed upon for the funding year. This grant was renewed in March 2007 and is subject to annual renewals for two subsequent annual periods. Through December 31, 2008, we have received approximately $2.9 million in funding under this grant.

USAMRIID

In December 2008, we entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola virus infections. Under the agreement, which expires in November 2010, we and USAMRIID will undertake a joint research project, and we are eligible to receive up to approximately $1.4 million in funding. Through December 31, 2008, we have received approximately $0.1 million in funding from this agreement.

HenKan Pharmaceutical Company

In May 2005, we entered into a license agreement with HenKan Pharmaceutical Company of Taiwan, or HenKan, under which HenKan received the exclusive right to develop and commercialize our cancer product candidate CRx-026 in Taiwan, China, and South Korea. We received a $0.5 million up-front payment under the license agreement. The parties agreed to terminate the license agreement in December 2008.

Patents and Other Proprietary Rights

Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, trade secret, copyright and unfair competition laws, assignment of inventions and non-disclosure agreements and other contractual provisions to protect our intellectual property and other proprietary rights.

As of February 28, 2009, our patent estate, on a worldwide basis, includes 76 issued patents and approximately 346 pending patent applications, with claims covering all of our current clinical stage product candidates and select preclinical and research programs, including research programs with our collaborators. Of the 76 issued patents, eight are issued in the United States. Of the 346 pending patent applications, 53 are United States non-provisional applications and 4 are United States provisional applications.

One issued United States patent, which expires in October 2022, covers the method of use of Synavive to treat certain immuno-inflammatory diseases, such as rheumatoid arthritis. We also have pending United States applications relating to Synavive which, if issued as patents, would be expected to expire between 2022 and 2029. These applications include claims covering the pharmaceutical composition, other methods of use, mechanism of action and formulation of Synavive.

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

In certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2020 to 2030.

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

Clinical testing in humans involves the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase 1 clinical trials consist of testing the product in a small number of patients or healthy volunteers, primarily to evaluate the drug’s safety, at one or more dosage levels, as well as to study the drug’s pharmacokinetic and/or pharmacodynamic profile. In Phase 2 clinical trials, in addition to safety, the efficacy of multiple dose levels of the product is evaluated in a patient population. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple geographically dispersed sites.

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

Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if post-marketing adverse events associated with the product are reported that cannot be addressed satisfactorily through changes to the product’s labeling or warnings to healthcare professionals. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved product. A company may become aware of such information from reports of adverse events suspected to be related to the product, voluntarily provided to the company and/or to the FDA by physicians and other healthcare professionals, or from published scientific data. In some circumstances, the FDA may require the company to make changes to its approved product labeling or to issue safety warnings to healthcare professionals or the public, which may have a negative impact on product sales. In addition, the Amendments Act of 2007 provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies, or REMS, approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Manufacturing and sales may also be disrupted or delayed in the event of failure to comply with all required cGMP, as determined by FDA investigators in periodic inspections of manufacturing facilities. Upon approval, a drug or biological product may only be marketed for the approved indications, in the approved dosage forms, and at the approved dosage. The nature of marketing claims that we will be permitted to make in the labeling and advertising of our products will be limited to those specified in an FDA approval.

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

Competition

The development and commercialization of pharmaceutical products is highly competitive. We will be competing against a wide range of pharmaceutical, biotechnology, life science and interventional medicine companies that have greater resources than us, including existing research and development programs in the markets we plan to target. We must compete with these companies both in regard to the discovery technology we use to identify potential product candidates and in regard to the development and commercialization of our product candidates themselves.

In regard to our discovery technology, we protect our trade secrets in order to give us the exclusive right to use our technologies. Many companies have already developed and employ high throughput screening technologies. Should these companies seek to apply these technologies to the discovery of combination drugs, our drug discovery technology may be rendered obsolete or noncompetitive.

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

Our ability to commercialize our product candidates will be limited to the extent that we are unable to obtain patent protection for our product candidates or patent or trade secret protection for our formulations. Competitors may also be able to use similar component drugs or different combinations of our component drugs to develop combination products that are not covered by our patents. In addition, the approved drugs that are combined to produce our product candidates are likely to be commercially available at lower prices, so physicians may be able to prescribe the individual drugs already approved and marketed by other companies instead of our combination products, and it would be difficult or impossible for us to enforce our patents, if obtained, to prevent this practice.

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

Manufacturing

We have no manufacturing capabilities. We rely and plan to continue to rely on third parties to manufacture bulk compounds for research, development, preclinical and clinical trials. We believe that there are several manufacturing sources available to us on commercially reasonable terms to meet our preclinical and clinical requirements.

We plan to rely on third parties to manufacture commercial quantities of products we successfully develop, if any. Among the conditions for FDA or other regulatory approval of a pharmaceutical product is the requirement that the manufacturer’s quality control and manufacturing procedures conform to current Good Manufacturing Practice, or cGMP, which must be followed at all times. The FDA typically inspects manufacturing facilities every two years, and other regulators inspect manufacturing facilities as well. In complying with cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other requirements. We plan to seek suitable third-party manufacturing arrangements for the commercial production of a product candidate.

Employees

As of March 13, 2009, we employed 73 persons: 57 in the United States and 16 at our Singapore subsidiary. A total of 22 of our employees hold Ph.D. or M.D. degrees. Approximately 53 employees are engaged in research and development, and 20 employees are engaged in business development, intellectual property, finance, legal, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good.

Segment and Geographic Information

Please See “Management’s Discussion and Analysis” under the heading “Overview” and Note 10, “Segment and Geographic Information”, to our consolidated financial statements for information about our operating segments and financial information about geographic areas.

Corporate and Available Information

We were incorporated in Delaware in 2000. Our principal executive offices are located at 245 First Street, Cambridge, Massachusetts 02142. We have two subsidiaries, CombinatoRx (Singapore) Pte Ltd and CombinatoRx Securities Corp. Our Internet website is www.combinatorx.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website at the same time that they become available on the Securities and Exchange Commission’s website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our code of conduct and ethics, corporate governance guidelines, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on the corporate governance section of our website at www.combinatorx.com/investors. Stockholders may request a free copy of any of these documents by writing to CombinatoRx, Incorporated, 245 First Street, Fourth Floor, Cambridge, Massachusetts 02142, Attn: General Counsel.

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

While we have often advanced and continue to advance our product candidates into Phase 2a proof-of-concept and Phase 2 clinical trials on the basis of their approved drug components, these product candidates have and could fail in these or future clinical trials or have indeterminate results. For example, as we announced in October 2008, Synavive, our most advanced product candidate, did not meet the primary endpoint in a Phase 2 clinical trial in patients with knee osteoarthritis.In addition, in some cases we have been required to conduct additional preclinical and Phase 1 clinical studies for our product candidates prior to Phase 2a proof-of-concept clinical trials, and we may be required to conduct these studies in connection with the formulations of our product candidates we have developed or plan to develop. If the additional preclinical or Phase 1 clinical studies required for a product candidate or its new formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates.

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

Certain antidepressants, including the antidepressants in our product candidates, CRx-170, CRx-191 and CRx-197, carry a black box warning and expanded warning statements that alert health care providers to an increased risk of suicidality in children and adolescents being treated with these drugs. Several scientific publications also suggest the possibility of an increased risk for suicidal behavior in adults, in addition to children and adolescents, who are being treated with antidepressant medications. Additional product labeling or even suspension of the use of some or all of the anti-depressants included in our product candidates would delay or prevent the continuation of our clinical trials, development and eventual commercialization of these product candidates. The occurrence of the adverse side effects described in the black box warning during the development of the CRx-197 product candidate could lead to product liability claims.

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

Significant adverse side effects of the component drugs included in our clinical stage product candidates include: in the case of our product candidate Synavive, headache, nausea, dizziness, diarrhea, muscle and bone loss, diabetes, dyslipidemia, osteoporosis, fractures, weakness, adrenal suppression, infections, abdominal distress, peptic ulceration, arrhythmias, cataracts, glaucoma and myopathy; in the case of our product candidates CRx-191 and CRx-197 burning, skin atrophy, stinging, adrenal suppression, suicidality, headache, drowsiness, fatigue, nervousness, constipation, nausea, blurred vision, abdominal distress, tachycardia, and arrhythmias; in the case of our product candidate CRx-401 heart attack, stroke, hypertension, bleeding, ulceration, and perforation of the stomach or intestines, diarrhea, constipation, flatulence, liver effects, renal impairment, drowsiness, insomnia, dizziness, headache, fatigue, nausea, muscular pain, weakness or cramps and alopecia; and in the case of our product candidate, CRx-170, drowsiness, muscle and bone loss, fractures, adrenal suppression, cataracts, glaucoma, nausea, birth defects, infections, constipation and abdominal distress. These side effects are not the only side effects of the components of our clinical stage product candidates, but are provided based on their severity and expected frequency of occurrence. The occurrence of these or other significant adverse side effects such as electrocardiogram changes, hepatic or renal dysfunction, infections, weight gain, immunosuppression, tachycardia and agranulocytosis could make it inadvisable to continue development of a product candidate or lead to difficulty in obtaining regulatory or other approval for clinical trials of our product candidates, the termination of our clinical trials or could result in product liability claims.

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

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In 2008 we terminated enrollment in a Phase 2b clinical study of Synavive in rheumatoid arthritis due to delays in the enrollment associated with competing therapies otherwise available to the relevant patient population, enrollment criteria that required the discontinuance of glucocorticoid use by subjects and issues with third-party contract research organizations and third-party suppliers of clinical trial material. In addition, we cannot guarantee that outside clinical investigators conducting our clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. We are conducting and may conduct additional proof-of-concept clinical trials as well as Phase 2b clinical trials for some of our product candidates. These clinical trials may be in indications where we do not have prior experience or may be of a size and scope greater than what we have undertaken before, and this lack of experience or size may lead to delays in enrollment and other aspects of the trials. We have contracted with third-party clinical research organizations to conduct some of our Phase 2b and other Phase 2 proof-of-concept clinical trials for our product candidates and may continue to do so. These organizations may not completely perform their contractual obligations regarding the trial, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

Our collaborations are generally new, and we have only a short history of working together with our collaborators and cannot predict the success of any of our collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Angiotech, Fovea and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in our Angiotech or other collaboration agreements or derive any license or royalty revenue with respect to these collaborations.

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

Due to the recent volatility in the financial markets and tightening of the credit markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by our third party providers which could have a material adverse effect on our business.

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

Our Singapore subsidiary has issued convertible promissory notes with an aggregate principal amount of $17.5 million to BioMedical Sciences. These convertible notes will be due and repayable by our Singapore subsidiary on December 31, 2009, at which time, with accrued interest, there will be a $20.1 million debt obligation of our Singapore subsidiary. The convertible notes may be converted into shares of our common stock at the election of BioMedical Sciences upon maturity, but if they are not, our Singapore subsidiary may not have the financial resources to repay the convertible notes in full. We have not provided a guaranty of the convertible notes issued by our Singapore subsidiary, and there is no payment recourse to us, but if our subsidiary defaults on its payment obligations to BioMedical Sciences, we could lose our entire interest in the subsidiary and have no further ability to commercialize the intellectual property assigned to the subsidiary for the therapeutic treatment of infectious diseases. We are planning to divest our ownership interest in our Singapore subsidiary and are in discussions with BioMedical Sciences to complete the divestiture this year.

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

Our equity interest in the subsidiary is illiquid and cannot be transferred or sold until August 2009. In addition, our equity interest in the Singapore subsidiary is junior to the preferred stock and secured convertible promissory notes of the subsidiary held by Biomedical Sciences, and would likely be worthless in the event of any liquidation or forced sale of the subsidiary or its assets.

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

In October 2008, we undertook an organizational restructuring that reduced our United States workforce by approximately 45%. In November 2008 we undertook an additional organizational restructuring that, when combined with our prior restructuring plans, resulted in a total workforce reduction of approximately 65%. The restructuring is a result of continuing a strategic realignment to focus our efforts on continuing our funded drug discovery, outlicensing our existing product candidates, and conserving capital. We plan to complete the restructuring during the first quarter of 2009.

Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan. There can be no assurance that we will be successful in containing these costs or risks from our restructuring program.

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

We are dependent on the members of our management team for our business success. In addition, an important element of our strategy is to take advantage of the development, regulatory and commercialization expertise of our current management. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of any one of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays in the development of our product candidates.

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

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of December 31, 2008, we had an accumulated deficit of $251.5 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, preclinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, which include assumptions of cash proceeds from business development activities, we expect the resources of our United States operation to be sufficient to fund our planned United States operations into 2012. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current assumptions or expectations. This could occur for many reasons, including:

•	some or all of our product candidates fail in clinical or preclinical studies or prove to be less commercially promising than we expect and we are forced to seek additional product candidates;

•	our product candidates require more extensive clinical or preclinical testing or our clinical trials take longer to complete than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	we determine or are required to conduct more high throughput screening than expected against current or additional disease targets to develop additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

•	we determine to acquire or license rights to additional product candidates or new technologies.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of our common stock. Financial markets in the United States and the rest of the world have been experiencing significant volatility in security prices, substantially diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that we will be able to access equity or credit markets in order to finance our operations in the United States or expand development programs for any of our product candidates, or that there will not be a further deterioration in financial markets and confidence in economies. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs, including some or all of our product candidates.

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

The FDA and other regulatory authorities continue to review therapeutic products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of legislation, the FDA Amendments Act of 2007, addressing, among other things, drug safety issues. This law provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies, or REMS, approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing, sale and distribution of our products.

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

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary drug discovery technology and any products or product candidates we plan to develop. We intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and preclinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may not be able to stop them from doing so.

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

The United States Patent and Trademark Office and similar agencies in foreign jurisdictions may not agree with our view that our combination product candidates are patentable or novel and non-obvious, and on this basis may deny us patent protection. Even if we receive patent protection, others, including those who own patent or trade secret rights associated with the approved drugs that are active pharmaceutical ingredients of our product candidates, may attempt to invalidate our patent or trade secret rights. Even if our patent or trade secret rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights.

If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA and other regulatory authorities. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our combination products for three years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient to enforce our rights. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval of products that duplicate our products.

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

If a third party holds a patent to a composition or method of use of an approved drug that is a component of one or more of our product candidates or a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. In particular, for our product candidate, CRx-170, some of the various formulations and methods of use of one drug in the combination are covered by third-party patents which could pose an impediment to our ability to develop and commercialize these products. We believe that other formulations and methods of use of these drugs, which are not covered by any third-party patents, are available. However, we cannot be sure that the unpatented formulations or methods of use of these drugs will be the optimal formulation, or that a feasible formulation for these product candidates will be available. Additionally, there are three United States patents that may cover therapeutic uses of CRx-401, our Type 2 diabetes product candidate. We may not be able to develop or commercialize our CRx-401 product candidate without first obtaining a license to these patents, or waiting for them to expire. Our business will be harmed if we are unable to use the optimal formulation or methods of use of the component drugs that comprise our product candidates. This may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is available on terms that are unacceptable to us.

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

We face exposure to product liability and other claims if our product candidates, products or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing, and marketing of human therapeutic products and medical devices. We maintain product liability insurance covering our clinical trials of our product candidates. We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also divert significant management time and resources, generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. For example, the market price for our common stock declined sharply following our announcement of the results of our Phase 2 clinical trial for Synavive in subjects with knee osteoarthritis. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price declines and volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of actual or potential clinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others; and

•	general market conditions and comments by securities analysts and investors.

Failure to comply with The Nasdaq Global Market continued listing requirements may result in our common stock being delisted from The Nasdaq Global Market.

Due to our stock price over the last several months, we may not continue to qualify for continued listing on the Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. Nasdaq has suspended enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares until April 20, 2009. There can be no assurance that Nasdaq will further suspend enforcement of these requirements for continued listing. Once the enforcement of these requirements resumes, if our closing bid stock price is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, but Nasdaq could require a longer period. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from the Nasdaq Global Market could also have other negative results, including the potential loss of confidence by our current or future third-party providers and collaboration partners, the loss of institutional investor interest, and fewer outlicensing and partnering opportunities.

Ownership of our common stock by our largest shareholder could delay or prevent a change in corporate control or cause a decline in our common stock should they decide to sell all or a portion of its shares.

Based on public filings, as of December 31, 2008, entities affiliated with BVF, Inc. hold 30.3% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

In addition, if entities affiliated with BVF, Inc. decide to sell all or a portion of their shares in a rapid or disorderly manner, our common stock price could be negatively impacted.

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

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. The existence of the following provisions of Delaware law and our charter or by-laws could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law and our charter, our directors may be removed by stockholders only for cause and only by vote of the holders of 75% of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition our bylaws limit the ability our stockholders to call special meetings of stockholders.

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

Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction in advance. In October 2008, entities affiliated with BVF, Inc. acquired more than 15% of our common stock without the prior approval of our board of directors. As a result, the provisions of Section 203 of the Delaware General Corporation Law will apply to certain transactions with these shareholders.

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

We currently lease approximately 63,000 square feet of laboratory and office space in Cambridge, Massachusetts and approximately 4,800 square feet of office and laboratory space in Singapore for the operations of our subsidiary, CombinatoRx Singapore. Following the restructurings during the fourth quarter of 2008, we ceased to occupy approximately 18,000 square feet of office space in Cambridge, Massachusetts. As a result, we believe that our Cambridge office and laboratory space and our space in Singapore exceed or are adequate for our needs through 2009. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2007
First quarter	$9.55	$6.69
Second quarter	$7.30	$5.54
Third quarter	$7.37	$5.77
Fourth quarter	$6.91	$4.11
Fiscal year ended December 31, 2008
First quarter	$5.55	$3.37
Second quarter	$4.05	$3.11
Third quarter	$6.99	$2.86
Fourth quarter	$3.25	$0.44

On March 13, 2009, the reported last sale price of our common stock on the NASDAQ Global Market was $0.71 per share. As of March 13, 2009, there were approximately 53 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a) (1)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,966,316	$5.51	1,635,170
Equity compensation plans not approved by security holders	—	—	—

Total	5,966,316	$5.51	1,635,170

(1)	As of December 31, 2008.
(2)	Our Amended and Restated 2004 Incentive Plan (the “2004 Plan”) contains an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase is and will be added on the first day of each fiscal year from 2007 through 2011, inclusive, and will be equal to the least of: (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the board of directors. The Compensation Committee of the board of directors has ratified the amount of the annual increase for 2009 as 1,403,593 shares of common stock, or 4% of the outstanding common stock on January 1, 2009.

Comparative Stock Performance Graph

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on November 9, 2005, the date on which CombinatoRx common stock was first publicly traded, and plotted at the close of the last trading day of the fiscal year ended December 31, 2008, in each of (i) CombinatoRx common stock, (ii) the Nasdaq Global Stock Market Index, which is referred to as the Nasdaq Stock Market Index, and (iii) the Nasdaq Global Stock Market Biotechnology Index, which is referred to as the Nasdaq Biotechnology Index; except, in the case of the Nasdaq Stock Market Index and the Nasdaq Biotechnology Index, the stock performance graph below reflects an investment date of October 31, 2005.

	Cumulative Total Return
	11/9/05	12/31/05	12/31/06	12/31/07	12/31/08
COMBINATORX, INCORPORATED	100.00	104.20	110.32	56.56	7.90
NASDAQ COMPOSITE	100.00	104.55	117.28	127.94	74.54
NASDAQ BIOTECHNOLOGY	100.00	106.55	106.16	107.95	99.67

Item 6.	Selected Financial Data

The historical financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. We have derived the statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our consolidated financial statements included elsewhere in this annual report, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. We derived the statement of operations data for the year ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements which are not included herein. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in determining basic and diluted net loss per common share.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Collaborations	$12,345	$12,226	$11,725	$4,143	$178
Government contracts and grants	1,781	2,712	1,548	515	—

Total revenue	14,126	14,938	13,273	4,658	178

Operating expenses:
Research and development	60,917	55,434	34,094	24,059	15,896
General and administrative	14,469	16,879	18,641	10,576	6,757
Restructuring charge	4,637	—	—	—	—

Total operating expenses	80,023	72,313	52,735	34,635	22,653

Loss from operations	(65,897)	(57,375)	(39,462)	(29,977)	(22,475)
Interest income	2,456	5,391	5,913	1,296	620
Interest expense	(1,496)	(1,304)	(722)	(834)	(403)
Other (expense) income	(50)	(9)	34	—	—
Loss on early extinguishment of debt	(254)	—	—	—	—

Net loss before provision for income taxes	(65,241)	(53,297)	(34,237)	(29,515)	(22,258)
Benefit (provision) for income taxes	108	(46)	(51)	—	—

Net loss	$(65,133)	$(53,343)	$(34,288)	$(29,515)	$(22,258)

Net loss per share applicable to common stockholders—basic and diluted	$(1.87)	$(1.78)	$(1.26)	$(8.53)	$(33.23)
Weighted-average number of common shares used in net loss per share calculation—basic and diluted net loss per common share	34,848,701	30,025,830	27,223,319	4,169,355	869,581

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,994	$108,584	$117,089	$99,747	$35,115
Working capital	15,587	96,409	100,956	89,088	31,675
Total assets	66,497	132,243	138,335	108,301	39,395
Convertible notes payable of subsidiary	19,189	13,404	9,301	5,362	—
Long-term debt, less current maturities	—	5,415	2,527	816	1,729
Minority interest in subsidiary	2,917	2,792	2,669	2,542	—
Convertible preferred stock and redeemable convertible preferred stock	—	—	—	—	103,843
Accumulated deficit	(251,471)	(186,213)	(132,748)	(98,333)	(68,658)
Total stockholders’ equity (deficit)	15,875	75,235	87,050	68,350	(70,268)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company pioneering the field of synergistic combination pharmaceuticals. Going beyond traditional combinations, we use our innovative drug discovery technology to create product candidates with novel multi-target mechanisms of action striking at the biological complexities of human disease. To date, we have devoted substantially all of our resources to the development of our drug discovery technology and the research and development of our drug candidates, including conducting preclinical and clinical trials and seeking protection for our technology and product candidates. Since our inception in March 2000, we have had no revenue from product sales, and have funded our operations principally through the sale of equity securities, debt financings and revenue from license, research and collaboration agreements as well as government contracts and grants. We expect to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and into potential clinical trials. We will need to raise additional capital and generate significant revenues to achieve profitability and may never do so.

We have never been profitable and, as of December 31, 2008, we have an accumulated deficit of $251.5 million. We had net losses of $65.1 million for the year ended December 31, 2008, $53.3 million for the year ended December 31, 2007 and $34.3 million for the year ended December 31, 2006.

In October and November 2008, following the announcement of Phase 2 clinical trial results for Synavive in knee osteoarthritis, we undertook two organizational restructurings that reduced our United States workforce by approximately 65% and the consolidation of facilities. The restructuring was to conserve capital and realign our business strategy to focus our efforts on applying our cHTS drug discovery technology to identify new product candidates and biological mechanisms of action, continuing our funded drug discovery programs and seeking additional opportunities for funded discovery in other therapeutic areas, selectively advancing product candidates into clinical trials, and seeking to outlicense our existing clinical and preclinical product candidates. We plan to complete the restructuring during the first quarter of 2009. Our efforts to conserve capital continue after the strategic realignment, and we have substantially reduced our planned expenditures relating to Synavive and our other clinical product candidates.

We have been advancing a portfolio of four product candidates, Synavive, CRx-401, CRx-191 and CRx-197 into or through clinical research and development and we have a number of product candidates that have completed Phase 2a clinical trials, including CRx-170 for chronic pain, or are in preclinical development. Our most advanced product candidate, Synavive, is a novel dissociated glucocorticoid product candidate we have been developing to treat immuno-inflammatory disorders. Throughout 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in a one-year extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive is ongoing and is expected to be completed during the second half of 2009. Based in part on the results from a Phase 2a clinical trial of Synavive in subjects with rheumatoid arthritis, we advanced Synavive into a Phase 2b clinical trial in subjects with rheumatoid arthritis, the MARS-1 study, which was targeted to enroll over 600 subjects on a worldwide basis. The MARS-1 study started in 2007 and was being conducted with the assistance of a clinical contract research organization. In July 2008, we discontinued enrollment in the

MARS-1 study. This decision was based on a number of factors that compromised the timing of results and therefore the strategic value of the MARS-1 study compared to both its significant cost and the results expected in October 2008 from the COMET-1 study. Given poor financial market conditions and that the MARS-1 data would not be available in a timeframe consistent with the expected timing of the COMET-1 study results, the MARS-1 study was discontinued to preserve financial resources.

Our product candidate CRx-401 is a novel oral therapeutic that is currently being evaluated in a 117 subject Phase 2a clinical trial for its anti-diabetic activity in subjects with Type 2 diabetes. The Phase 2a clinical trial of CRx-401 started in 2007 and is nearly complete. A pre-specified interim analysis of the data from the first 50 subjects enrolled in the CRx-401 Phase 2a study in November 2008 indicated that the trial is unlikely to detect a treatment advantage of CRx-401 over bezafibrate alone on the primary endpoint of change in levels of fasting plasma glucose. Our product candidate CRx-191 is a topical synergistic combination drug candidate thought to have a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We conducted a healthy volunteer safety study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis during the first half of 2008. Our product candidate CRx-197 is a selective cytokine modulator containing low concentrations of the antihistamine loratadine, and the tricyclic anti-depressant nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We completed a healthy volunteer safety study for CRx-197 in 2008 and a Phase 2a plaque psoriasis clinical trial that was initiated in 2008 and completed in the first quarter of 2009.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to restructuring, revenue, stock-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Restructuring

In accordance with Statement of Financial Accounting Standard, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the facilities related expenses and liabilities associated with our

November 2008 restructuring include an estimate of the remaining rental obligation, net of estimated sublease income, for a facility we no longer occupy. This estimate and its assumptions, which include an estimate of a sublease rate per square foot as well as a period of time before we are able to enter into a sublease, will be reviewed on a regular basis until the outcome is finalized, and we will make whatever modifications to our estimates we believe necessary, based on our judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

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

Stock-Based Compensation

We apply the provisions of SFAS 123R to share-based payments. We estimate the value of our stock options using the Black-Scholes model which requires us to make assumptions regarding stock price volatility and expected term. We analyze the volatilities and expected terms of a peer group of companies and utilize a stock price volatility in the Black-Scholes model that reflects the average volatility of this peer group and our own historical volatility. We have continued to increase the weight applied to our own historical volatility over time. We utilize the expected terms from this analysis of peer companies to support the expected term used in the Black-Scholes model.

Upon the adoption of SFAS 123R, we began to estimate the level of stock-based award forfeitures expected to occur and record compensation cost only for those awards that are ultimately expected to vest. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates derived from periods of business activity most likely to be representative of future periods to be the most appropriate measure of forfeitures. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. We have determined that the reduction in work force that occurred in the fourth quarter of 2008 is a one-time occurrence and, therefore, excluded these employees and their stock-based awards from the forfeiture rate calculation.

As of December 31, 2008, there was approximately $9.2 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our stock option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.4 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

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

Financial Operations Overview

Revenue. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. All of our revenue to date has been derived from license and research and development payments we have received from our collaborators and from grants we received from the National Institutes of Allergy and Infectious Disease (NIAID), USAMRIID and the Singapore Economic Development Board. We will seek to generate revenue from a combination of research funding, up-front license fees, milestone payments, royalties and product sales in future periods.

Research and Development. Our research and development expenses consist primarily of costs associated with the clinical, preclinical and pharmaceutical development of our product candidates, Synavive, CRx-401, CRx-191and CRx-197, as well as expenses incurred in connection with developing and advancing our drug discovery technology and identifying new product candidates. These expenses consist primarily of compensation and related expenses for research and development personnel, supplies and materials, facility costs and depreciation as well as direct external costs such as costs for clinical trials including related contract research, formulation and manufacturing and fees paid to other contract research organizations or external consultants. We charge all research and development expenses to operations as incurred.

At this time, due to the risks inherent in the clinical trial process, our recent clinical trial results, the earlier stage of development of our product candidates, and our reduction in planned clinical trial expenses following our recent restructuring, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates.

Clinical development timelines, likelihood of success and total costs of clinical trials vary widely. During the year ended December 31, 2008, we were focused primarily on advancing the clinical development of the following product candidates:

•	Synavive to treat immuno-inflammatory disorders, by conducting two Phase 2 clinical trials of Synavive, one in knee osteoarthritis and one in rheumatoid arthritis;

•	CRx-401 to treat metabolic diseases, by conducting a Phase 2a clinical trial in subjects with Type 2 diabetes;

•	CRx-191 to treat psoriasis and other steroid-responsive dermatoses, by conducting a Phase 2a clinical trial in subjects with psoriasis; and

•	CRx-197 to treat inflammatory dermatoses, by conducting a Phase 2a clinical trial in subjects with psoriasis.

In addition, during the year ended December 31, 2007, we completed Phase 2a clinical trials in rheumatoid arthritis for our product candidates CRx-150 and CRx-139. We also made significant investments in the preclinical development of our product candidate CRx-170, as well as in the discovery and development of other new product candidates.

The table below summarizes our allocation of research and development expenses to our clinical programs, including Synavive, CRx-401, CRx-191 and CRx-197 for the years ended December 31, 2008 and 2007. During the first quarter of 2007, we implemented a project costing methodology and system which enabled us to allocate external direct costs and internal direct costs such as personnel costs, supplies and materials for certain research and development departments directly to projects for periods after January 1, 2007. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of our clinical product candidates Synavive, CRx-401, CRx-191 and CRx-197. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the research activities of CombinatoRx Singapore, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-191 and CRx-197, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Year Ended December 31, (in thousands)
	2008	2007
Synavive	$21,021	$14,175
CRx-401	3,489	648
CRx-197	2,448	—
CRx-191	1,196	1,761
Unallocated clinical program costs	3,360	5,580

Total clinical program costs	31,514	22,164

Preclinical program costs	12,442	10,857
Unallocated clinical and preclinical program costs	6,270	10,289
Infrastructure and support costs	8,174	8,492
Noncash employee and non-employee stock-based compensation expense	2,517	3,632

Total research and development expenses	$60,917	$55,434

Prior to January 1, 2007, we did not track our internal direct and indirect research and development costs on an individual product candidate basis. We used our research and development resources, including certain employees and our drug discovery technology, across multiple drug development programs. However, direct expenses for clinical trials associated with Synavive, CRx-150, CRx-139, CRx-170, CRx-026 and other product candidates were $3.2 million for the year ended December 31, 2006. Our total research and development expenses for the year ended December 31, 2006 was $34.1 million.

Following the restructuring, we expect our research and development costs to decrease as we complete ongoing clinical trials of our product candidates and focus on outlicensing our product candidates and drug discovery, research and preclinical development. Further, we expect decreased research and development expenses as a result of the decreased research activities of our subsidiary, CombinatoRx Singapore and the termination of research activities under our agreement with CHDI. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the earlier stages of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, investor relations, business development, marketing, intellectual property and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, unallocated facility costs and professional fees for legal and other consulting services. After our initial public offering in November 2005, we experienced an increase in general and administrative expense relating to operating as a public company with a greater number of employees. These increases include legal fees, accounting fees and directors’ and officers’ insurance premiums as well as fees for investor and public relations services. Following the restructuring, we expect our general and administrative expenses to decrease due to reduced headcount in these areas and the reduction in our marketing, intellectual property, investor relations and human resources activities.

Restructuring. Restructuring expense consists primarily of termination benefits provided to former employees, facility expenses including rent for office space that we no longer occupy, asset impairments and legal fees associated with our strategic alignment associated with the November 2008 restructuring. We will incur additional restructuring charges in 2009 for employees who have provided additional service in 2009. The facility expenses have been recorded net of an estimate of sublease income, which includes an estimate of a sublease rate per square foot as well as a period of time before we are able to enter into a sublease. These assumptions could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenue. For the year ended December 31, 2008, we recorded $14.1 million of revenue from our research and collaboration agreements with Angiotech, CFFT, CHDI, HenKan, the DMD foundations and LSTM and from government contracts and grants from NIAID, USAMRIID and the Singapore Economic Development Board. For the year ended December 31, 2007 we recorded $14.9 million of revenue from our research and collaboration agreements with Angiotech, CFFT, CHDI, Fovea, the DMD foundations and LSTM and from government contracts and grants from NIAID, SAIC (NINDS) and the Singapore Economic Development Board. The $0.8 million decrease in revenue is primarily due to the $1.7 million reduction in revenue recognized under our research and license agreement with Angiotech as a result of the 2007 collaboration period extension, the completion of the NINDS program in 2007, reduced personnel on our CHDI collaboration and the 2007 amendment with Fovea which led to the recognition of the remaining $0.7 million in deferred revenue. These decreases are offset by the $0.5 million increase in revenue recognized due to the termination of our collaboration with HenKan in December 2008, as well as increased efforts under our research agreements with the DMD foundations, CFFT, LSTM and under our other government contracts and grants.

Research and Development. Research and development expense for the year ended December 31, 2008 was $60.9 million compared to $55.4 million for the year ended December 31, 2007. The $5.5 million increase from the 2007 period to the 2008 period was primarily due to an increase of $2.0 million for personnel-related expenses in order to support expanded activities in our research, clinical development, and regulatory departments and a $10.0 million increase in external clinical trial costs. The increase was primarily offset by decreases in formulation development, external consulting and preclinical spending totaling approximately $5.9 million in addition to a $1.1 million decrease in noncash compensation expense due to a decrease in new grants and completion of vesting of options granted in 2003 and 2004 at below fair market value.

General and Administrative. General and administrative expense for the year ended December 31, 2008 was $14.5 million compared to $16.9 million for the year ended December 31, 2007. The $2.4 million decrease from the 2007 period to the 2008 period was primarily due to a $0.9 million reduced salary and benefit expense related to our fourth quarter 2008 restructuring, a $0.6 million decrease in consulting and a $0.9 million decrease in noncash compensation expense due to a decrease in new grants and completion of vesting of options granted in 2003 and 2004 at below fair market value.

Restructuring. In the fourth quarter of 2008, we recorded a restructuring charge of $4.6 million primarily related to termination benefits, facility charges and asset impairments.

Interest Income. Interest income decreased to $2.5 million for the year ended December 31, 2008 from $5.4 million for the year ended December 31, 2007. The decrease in interest income was primarily caused by decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense increased to $1.5 million for the year ended December 31, 2008 from $1.3 million for the year ended December 31, 2007. The $0.2 million increase was primarily due to higher average debt balances on our equipment lines of credit with GE Capital and the issuance of additional convertible notes by CombinatoRx Singapore.

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

Liquidity and Capital Resources

Since our inception in March of 2000 until our initial public offering on November 9, 2005, we funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $104.9 million. Our initial public offering provided aggregate net cash proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds to us of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of December 31, 2008, we had cash, cash equivalents and short-term investments of approximately $51.0 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term investment grade securities, government agency securities, and U.S. Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio as of December 31, 2008.

Based on our current operating plans, which include assumptions of cash proceeds from business development activities, we expect the resources of our United States operation to be sufficient to fund our planned United States operations into 2012. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. Additional funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our operating activities used cash of $55.6 million in the year ended December 31, 2008, used cash of $43.3 million in the year ended December 31, 2007 and used cash of $21.7 million in the year ended December 31, 2006. Our increase in the net use of cash in operating activities in the 2008 period is primarily attributed to our $11.8 million increase in net loss for the 2008 period, as well as adjustments for changes in working capital experienced during the periods. Our increase in the net use of cash in operating activities in the 2007 period is primarily attributed to our $19.1 million increase in net loss for the 2007 period, as well as adjustments for changes in working capital experienced during the periods.

Our investing activities provided cash of $57.8 million and $4.5 million for the years ended December 31, 2008 and 2007, respectively, and used cash of $30.1 million for the year ended December 31, 2006. The cash provided by investing activities in 2008 and 2007 was due to sales and maturities of short-term investments. The cash used in investing activities was primarily due to purchases of short-term investments. Our investing activities in all periods consisted of purchases of property and equipment, purchases and sales and maturities of marketable securities. The cash used in investing activities in 2007 and 2006 also include additions of restricted cash to secure standby letters of credit for our Cambridge, Massachusetts facility lease. We incurred $2.4 million in capital expenditures for the year ended December 31, 2008 principally related to lab and computer equipment for our office and laboratory facility in Cambridge, Massachusetts. Following the restructuring, we do not expect to incur significant capital expenditures in 2009.

Our financing activities since inception consisted primarily of the sale of preferred stock to private investors in the net amount of $89.9 million, financing associated with CombinatoRx Singapore of $20.0 million, net proceeds from our equipment lines of credit of $15.9 million, net proceeds from our initial public offering of $43.8 million, net proceeds from the private placement of our common stock in March 2006 of $45.4 million and net proceeds from a public offering of our common stock in October 2007 of $33.0 million. Our financing activities used $3.4 million of cash proceeds as of December 31, 2008 compared to providing $41.2 million and $52.0 million in the years ended December 31, 2007 and 2006, respectively. The financing activities in the year ended December 31, 2008 consisted of the issuance of $5.0 million of convertible promissory notes by CombinatoRx Singapore to BioMedical Sciences in August 2008, offset by the repayment of indebtedness to General Electric Capital Corporation, or GECC, in the amount of $8.5 million. The financing activities in the year ended December 31, 2007 consisted of net proceeds of $33.0 million from a public offering of our common stock in October 2007, a $3.5 million convertible promissory note issued by CombinatoRx Singapore to Biomedical Sciences and promissory notes of $6.8 million issued by us or CombinatoRx Singapore to GECC or its affiliates for capital equipment purchases, offset by $2.7 million in notes payable repayments. The financing activities in the year ended December 31, 2006 consisted of net proceeds of $45.4 million from a private placement of our common stock in March 2006, a $3.5 million convertible promissory note issued by CombinatoRx Singapore to Biomedical Sciences and promissory notes of $3.9 million issued by us to GECC for capital equipment purchases, offset by $1.4 million in notes payable repayments.

We have received approximately $73.2 million in payments through December 31, 2008, from our collaborations and research and development agreements with Angiotech, Fovea, HenKan, CHDI, CFFT, the DMD foundations, LSTM and other collaborators and from government contracts and grants from NIAID, USAMRIID and the Singapore Economic Development Board, including the $15.0 million equity investment by Angiotech. We expect that our sources of funding for the next several years will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Angiotech, CFFT, Fovea, LSTM, the DMD foundations and government grants from NIAID, USAMRIID and the Singapore Economic Development Board, and any other collaborative agreements into which we may enter.

In December 2008, we prepaid the outstanding balance on our existing secured credit facility with GECC for approximately $4.7 million, which included approximately $195,000 in prepayment expenses. Borrowings were secured by liens on substantially all of our tangible assets, and all such liens were released in connection with the prepayment of the credit facility. In connection with the prepayment, the parties agreed to terminate the master security agreement dated as of July 20, 2004 between us and GECC as well as other related debt documents. In connection with the original loan, GECC received warrants to purchase 8,892 shares of our common stock with an exercise price of $6.75 per share and 471 shares of our common stock with an exercise price of $6.75 per share. These warrants remain issued and outstanding.

In December 2008, CombinatoRx Singapore prepaid the outstanding balance on its existing secured equipment line of credit with GE Capital Services Pte. Ltd., or GE Singapore, for approximately $0.9 million, which included approximately $59,000 in prepayment expenses. In connection with the prepayment, the parties agreed to terminate the letter agreements dated as of November 20, 2006, February 14, 2007 and November 23, 2007, between CombinatoRx Singapore and GE Singapore and the related debentures dated February 14, 2007 and November 27, 2007 granted by CombinatoRx Singapore to GE Singapore. Borrowings were secured by fixed charge security interests on substantially all of CombinatoRx Singapore’s tangible assets, and all such fixed charge security interests were released in connection with the termination of the Singapore credit documents. In addition, a guaranty provided by us to GE Singapore in connection with the Singapore credit documents was also terminated as of December 30, 2008.

On March 9, 2006, we entered into an amendment to the lease for our Cambridge, Massachusetts office and laboratory facility in order to secure additional space. Because the amendment increased the total space we rent at the Cambridge location, we were obligated to increase the amount of the standby letter of credit required under the lease from $2.5 to $4.0 million. In addition, under the lease agreement as amended, we were entitled to receive $6.9 million in tenant improvement funds from our landlord. We initially submitted approximately $4.0 million in tenant improvement reimbursements to the landlord for which we received payment in July 2006. We submitted approximately $2.9 million in tenant improvements during the first quarter of 2007 for which we received payment in 2007.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	2009	2010 through 2011	2012 through 2013	After 2013
Short and long-term debt:
Notes payable issued to BioMedical Sciences(1)	$20,122	$20,122	$—	$—	$—
Operating lease obligations:
Cambridge facility(2)	23,587	2,715	5,470	6,054	9,348
Singapore facility(3)	207	160	47	—	—

Total contractual obligations	$43,916	$22,997	$5,517	$6,054	$9,348

(1)

Represents $17.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006, May 30, 2007 and August 5, 2008 and interest of $2.6 million. The notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless we elect to prepay the notes before that date through CombinatoRx Singapore. The notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have not provided a guaranty of the convertible promissory notes issued by CombinatoRx Singapore, and there is no payment recourse to us. We have pledged our shares in CombinatoRx Singapore as additional collateral for the subsidiary’s obligations under the notes. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default of any proposed prepayment. We are planning to divest our ownership interest in CombinatoRx Singapore and are in discussions with BioMedical Sciences to complete the divestiture this year.
(2)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement for an additional approximately 23,000 square feet of laboratory space. The lease term, as amended, extends through January 2017. Our rent obligations under the original lease and under the March 2006 lease amendment are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by standby letters of credit totaling $4.0 million.
(3)	On February 16, 2006, we entered into a lease agreement for approximately 4,800 square feet of office and laboratory space in Singapore. The lease term extends until April 2010. Our obligations under the lease are reflected as operating lease obligations in the table above. Our payment obligations are supported by a security deposit equal to one month of rent.

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

In connection with our agreement with the DMD foundations, in the event that we either enter into a license agreement with a third party granting the rights to make, use or sell a product developed under the agreement to treat DMD, or we or any of our affiliates or licensees first sells a product developed under the agreement to treat DMD, we will pay the DMD foundations a payment equal to 100% of the research funding provided to us under the agreement. In addition, on the first anniversary of the first commercial sale of a product developed under the agreement, we will pay the DMD foundations an additional payment equal to 100% of the research funding provided to us under the agreement. Finally, if a product developed under the agreement to treat DMD achieves cumulative net sales of at least $100 million, within 90 days of such occurrence, we will pay the DMD foundations an additional payment equal to 200% of the research funding provided to us under the agreement. As of December 31, 2008, based on the $1.7 million of research funding that we have received as of that date, the maximum contingent obligation that we may have to pay under this agreement is $6.6 million, but will be expected to increase as we receive approximately $1.8 million of additional research funding as contemplated under the agreement. Because of the uncertainty over when, if ever, such payments must be made upon outlicensing or product sales, the amount and timing of such payment obligations are highly uncertain and are not included in the above table.

On April 19, 2006, CombinatoRx Singapore received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5.8 million to support infectious disease drug research and development. The grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by CombinatoRx Singapore, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, cumulative qualifying costs are reimbursed upon application until 70% of the initial grant amount has been submitted by CombinatoRx Singapore. The remaining 30% of the award may be paid by the EDB once we complete the research and development project. The grant extends through September 30, 2010. If the subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the subsidiary. As of December 31, 2008, we have received approximately $1.9 million under the grant. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards and Other Deferred Tax Assets

As of December 31, 2008, we had net operating loss carryforwards available to offset future federal and state taxable income of approximately $118.6 million and $113.6 million, respectively; federal and state research and development tax credit carryforwards of approximately $6.8 million and $5.1 million, respectively; and a foreign net operating loss carryforward of approximately $14.5 million available to offset future taxes. The net operating loss related to stock option deductions that will be booked through additional paid-in capital is approximately $2.7 million. The net operating loss and credit carryforwards expire at various dates through 2028. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in the company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development carryforwards which could be utilized annually to offset future taxable income and taxes payable.

We have provided a valuation allowance for the full amount of these net operating loss carryforwards and tax credit carryforwards, as well as for the full amount of our other deferred tax assets, since realization of any future benefit from these deferred tax assets cannot be sufficiently assured.

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of FIN No. 48 did not have a material impact on our consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2008, we had no unrecognized tax benefits. We have not, as yet, conducted a study of our research and development credit carryforwards. This study may result in an increase or decrease to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against our research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

Recently Issued Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.

On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity

(conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In issuing the FSP, the FASB agreed with those that believe the current accounting for these instruments does not appropriately reflect the underlying economics as the value of the conversion options are not captured as borrowing costs (i.e., interest expense) and their potential dilutive effects are not fully reflected in earnings per share. We adopted the FSP on January 1, 2009. The transition guidance issued by FASB requires retrospective application to all periods presented. We believe that the FSP will have a material impact on our consolidated financial statements due to the application of the FSP to the convertible notes issued by our Singapore subsidiary. In connection with the adoption of the FSP, we performed an analysis using a binomial lattice model to estimate the fair value of the liability and equity components of the outstanding convertible notes issued by our Singapore subsidiary. We currently estimate that we will record the cumulative effect of a change in accounting principle of approximately $0.4 million upon adoption and that we will record additional interest expense of approximately $0.5 million for the year ended December 31, 2007 and approximately $0.8 million for the year ended December 31, 2008, based upon the preliminary fair value analysis we have performed. These estimated amounts of additional interest expense are subject to change based upon our final review of the fair value analysis in connection with our preparation of the financial statements for the quarter ended March 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of December 31, 2008, we had unrestricted cash, cash equivalents and marketable securities of $47.0 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2008, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CombinatoRx, Incorporated

We have audited CombinatoRx, Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CombinatoRx, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion CombinatoRx, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of CombinatoRx, Incorporated and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 11, 2009

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

Information concerning our directors and executive officers will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the captions “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Act of 1934 will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the captions “The Audit Committee” and “Audit Committee Financial Experts.” Such information is incorporated herein by reference.

Information concerning our Code of Ethics and Conduct will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Code of Ethics and Conduct.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information in response to this item will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the captions “Executive Compensation,” “Director Compensation,” and “Report of the Compensation Committee on Executive Compensation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

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

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ALEXIS BORISY Alexis Borisy	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ ROBERT FORRESTER Robert Forrester	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ SALLY CRAWFORD Sally Crawford	Director	March 16, 2009

/s/ BARBARA DEPTULA Barbara Deptula	Director	March 16, 2009

/s/ PATRICK FORTUNE Patrick Fortune	Director	March 16, 2009

/s/ FRANK HAYDU Frank Haydu	Director	March 16, 2009

/s/ MICHAEL KAUFFMAN Michael Kauffman	Director	March 16, 2009

/s/ W. JAMES O’SHEA W. James O’Shea	Director	March 16, 2009

CombinatoRx, Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CombinatoRx, Incorporated

We have audited the accompanying consolidated balance sheets of CombinatoRx, Incorporated (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CombinatoRx, Incorporated at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CombinatoRx, Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 11, 2009

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,380	$11,585
Restricted cash	1,250	50
Short-term investments	36,614	96,999
Accounts receivable	339	397
Unbilled accounts receivable	517	746
Prepaid expenses and other current assets	1,079	2,526

Total current assets	50,179	112,303
Property and equipment, net	13,395	15,933
Restricted cash and other assets	2,923	4,007

Total assets	$66,497	$132,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,958	$1,964
Accrued expenses	4,484	4,751
Accrued restructuring	1,902	—
Deferred revenue	5,484	5,431
Current portion of notes payable, net of discount	—	3,099
Convertible notes payable of subsidiary	19,189	—
Current portion of lease incentive obligation	575	649

Total current liabilities	34,592	15,894

Convertible notes payable of subsidiary	—	13,404
Notes payable, net of current portion and discount	—	5,415
Deferred revenue, net of current portion	6,390	12,068
Deferred rent, net of current portion	1,681	2,190
Lease incentive obligation, net of current portion	4,074	5,245
Accrued restructuring, net of current portion	968	—
Commitments (Note 13)

Minority interest in subsidiary	2,917	2,792

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 35,090 and 34,822 shares issued and outstanding at December 31, 2008 and 2007, respectively	35	35
Additional paid-in capital	267,238	261,187
Accumulated other comprehensive income	73	226
Accumulated deficit	(251,471)	(186,213)

Stockholders’ equity	15,875	75,235

Total liabilities and stockholders’ equity	$66,497	$132,243

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Collaborations	$12,345	$12,226	$11,725
Government contracts and grants	1,781	2,712	1,548

Total revenue	14,126	14,938	13,273

Operating expenses:
Research and development	60,917	55,434	34,094
General and administrative	14,469	16,879	18,641
Restructuring	4,637	—	—

Total operating expenses	80,023	72,313	52,735

Loss from operations	(65,897)	(57,375)	(39,462)
Interest income	2,456	5,391	5,913
Interest expense	(1,496)	(1,304)	(722)
Loss on early extinguishment of debt	(254)	—	—
Other (expense) income	(50)	(9)	34

Net loss before provision for income taxes	(65,241)	(53,297)	(34,237)
Benefit (provision) for income taxes	108	(46)	(51)

Net loss	$(65,133)	$(53,343)	$(34,288)

Net loss per share applicable to common stockholders—basic and diluted	$(1.87)	$(1.78)	$(1.26)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	34,848,701	30,025,830	27,223,319

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2005	23,285,071	$23	$177,777	$(11,052)	$(65)	$(98,333)	$68,350
Net loss	—	—	—		—	(34,288)	(34,288)
Unrealized gain on investments	—	—	—		104	—	104

Comprehensive loss	—	—	—	—	—	—	(34,184)

Exercise of stock options	561,768	1	599	—	—	—	600
Exercise of warrants	33,249	—	—	—	—	—	—
Issuance of restricted stock to employees	255,000	—	—		—	—	—
Issuance of restricted stock to non-employees	10,000	—	111		—	—	111
Issuance of common stock in connection with private placement offering, net of issuance costs of $2,627	4,682,942	5	45,368		—	—	45,373
Reclassification of deferred stock-based compensation	—	—	(11,052)	11,052	—	—	—
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	(127)	(127)
Stock-based compensation expense	—	—	6,365	—	—	—	6,365
Stock-based compensation expense related to non-employees	—	—	562	—	—	—	562

Balance at December 31, 2006	28,828,030	29	219,730	—	39	(132,748)	87,050
Net loss	—	—	—	—		(53,343)	(53,343)
Unrealized gain on investments	—	—	—	—	187	—	187

Comprehensive loss	—	—	—	—	—	—	(53,156)

Exercise of stock options	420,390	—	519	—	—	—	519
Cancellation of restricted stock	(26,250)	—	—	—	—	—	—
Issuance of common stock in connection with public offering, net of issuance costs of $1,961	5,600,000	6	33,033	—	—	—	33,039
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	(122)	(122)
Stock-based compensation expense	—	—	7,730	—	—	—	7,730
Stock-based compensation expense related to non-employees	—	—	175	—	—	—	175

Balance at December 31, 2007	34,822,170	35	261,187	—	226	(186,213)	75,235

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2007	34,822,170	35	261,187	—	226	(186,213)	75,235
Net loss	—	—	—	—	—	(65,133)	(65,133)
Unrealized loss on investments	—	—	—		(153)	—	(153)

Comprehensive loss	—	—	—	—	—	—	(65,286)

Exercise of stock options	264,706	—	273	—	—	—	273
Issuance of restricted stock to employees	45,000	—	—		—	—	—
Cancellation of restricted stock	(42,039)	—	(131)	—	—	—	(131)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	(125)	(125)
Stock-based compensation expense	—	—	5,872	—	—	—	5,872
Stock-based compensation expense related to non-employees	—	—	37	—	—	—	37

Balance at December 31, 2008	35,089,837	$35	$267,238	$—	$73	$(251,471)	$15,875

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(65,133)	$(53,343)	$(34,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,651	3,139	1,865
Noncash restructuring charge	289	—	—
Noncash interest expense	791	662	462
Noncash rent expense	(643)	(649)	(365)
Stock-based compensation expense	5,909	7,905	7,038
(Decrease) increase in deferred rent	(86)	(54)	2,135
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	58	(314)	(83)
Decrease (increase) in unbilled accounts receivable	229	460	(976)
Decrease (increase) in prepaid expenses and other assets	1,331	(1,751)	1,234
Increase (decrease) in accounts payable	994	(2,525)	3,259
Increase in accrued restructuring	2,870	—	—
(Decrease) increase in accrued expenses	(243)	380	2,024
Decrease in deferred revenue	(5,625)	(60)	(8,025)
Proceeds from landlord under tenant improvements	—	2,900	4,015

Net cash used in operating activities	(55,608)	(43,250)	(21,705)

Investing activities
Purchases of property and equipment	(2,427)	(6,566)	(11,669)
Purchases of short-term investments	(275,532)	(543,199)	(641,505)
Sales and maturities of short-term investments	335,764	554,282	624,382
Increase in restricted cash	—	(50)	(1,352)

Net cash provided by (used in) investing activities	57,805	4,467	(30,144)

Financing activities
Proceeds from issuance of common stock	—	33,039	45,373
Proceeds from exercise of stock options	273	519	600
Repurchases of common stock	(131)	—	—
Proceeds from subsidiary’s convertible note payable	5,000	3,500	3,500
Proceeds from notes payable	—	6,778	3,892
Repayment of notes payable	(8,544)	(2,662)	(1,401)

Net cash (used in) provided by financing activities	(3,402)	41,174	51,964

Net (decrease) increase in cash and cash equivalents	(1,205)	2,391	115
Cash and cash equivalents at beginning of the period	11,585	9,194	9,079

Cash and cash equivalents at end of the period	$10,380	$11,585	$9,194

Supplemental disclosure of cash flow information
Cash paid for interest	$705	$642	$260

Cash paid for income taxes	$20	$98	$—

Supplemental disclosure of noncash investing and financing activities
Lease incentive obligation	$—	$415	$5,361

Write-off of deferred compensation	$—	$—	$11,052

See accompanying notes.

CombinatoRx, Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Nature of the Business

CombinatoRx, Incorporated (the “Company”) was formed as a Delaware corporation on March 28, 2000. The Company is a biopharmaceutical company focused on developing synergistic combination pharmaceuticals. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technology and the research and development of its drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for its technology and product candidates.

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

The Company has a limited operating history and has incurred losses from operations since inception, resulting in an accumulated deficit of $251,471 at December 31, 2008. The Company may seek additional funding through public or private equity or debt financings and collaboration agreements. Additional funding, if needed, may not be available to the Company on acceptable terms or at all. Any additional equity financing would be dilutive to existing stockholders and any debt financing, if available, may involve restrictive covenants that could adversely impact how the Company conducts its business. If the Company is unable to obtain funding on a timely basis, it may be required to significantly curtail its business or one or more of its research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of its technologies or product candidates which the Company would otherwise develop and pursue on its own.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

In connection with the establishment of CombinatoRx Singapore Pte Ltd (“CombinatoRx Singapore”) in August 2005 as discussed in Note 7, the accompanying financial statements as of December 31, 2008 include the accounts of the Company and its majority owned subsidiary, CombinatoRx Singapore. The minority interest in CombinatoRx Singapore is held by BioMedical Sciences Investment Fund Pte Ltd (“Bio One”) and is represented by their $2.5 million investment in shares of the subsidiary’s convertible, redeemable preferred stock. The preferred stock of the subsidiary is entitled to an annual 5% dividend payable upon redemption or liquidation of the subsidiary, and is subject to redemption by the subsidiary for a cash payment equal to 125% of the purchase price of the shares plus accrued, but unpaid, dividends. As a result of the redemption and dividend rights of the preferred stock, the minority interest will not be reduced for Bio One’s share of the net loss of the subsidiary. Accordingly, the Company’s 2008, 2007 and 2006 consolidated statements of operations include 100% of the net loss of CombinatoRx Singapore. In addition, the accounts of the Company’s wholly-owned subsidiary, CombinatoRx Securities Corp., are included in the consolidated financial results. All significant intercompany accounts and transactions have been eliminated.

The functional currency of CombinatoRx Singapore is the United States dollar. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net losses of $45 and $1 were recorded in other expense in 2008 and 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development

Research and development costs include all direct costs, including cash compensation, stock-based compensation and benefits for research and development personnel, supplies and materials, direct external costs including costs of clinical trials, formulation manufacturing, preclinical programs, collaboration expenses, external consultants, other outside costs and infrastructure and overhead related to the development of drug candidates. These costs have been charged to research and development expense as incurred.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and unbilled receivables. Short-term investments consist of Treasury money market funds, U.S. government agencies, corporate debt securities and U.S. treasuries. The Company maintains its cash, cash equivalents and marketable securities at high-quality financial institutions. The Company limits the amount of investment in any one type of investment, thereby reducing credit risk concentrations. The Company does not believe there is significant concentration of credit risk related to accounts receivable and unbilled receivables since its customers are large well-capitalized pharmaceutical companies, foundations or government agencies.

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

The Company records short-term investments at fair value. SFAS 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2008:

	Fair Value Measurement as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,000	$—	$—	$6,000
Short-term investments	19,585	17,029	—	36,614

Total	$25,585	$17,029	$—	$42,614

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at December 31, 2008 and 2007 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008—
Corporate debt securities	$7,695	$57	$—	$7,752
Government agency securities	9,261	16	—	9,277
U.S. treasuries	2,510	—	—	2,510
Treasury money market funds	17,075	—	—	17,075

	$36,541	$73	$—	$36,614

December 31, 2007—
Corporate debt securities	$63,451	$204	$(5)	$63,650
Asset-backed securities	25,868	27	—	25,895
Money market funds	7,454	—	—	7,454

	$96,773	$231	$(5)	$96,999

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at December 31, 2008 and 2007, by contractual maturity, were as follows:

	December 31, 2008		December 31, 2007
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$19,466	$19,539	$89,319	$89,545

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually monitors whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The carrying value for long-lived assets with finite lives is reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the assets. As of December 31, 2008 and 2007, the Company concluded that none of the Company’s long-lived assets that were held and used were impaired.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to develop internal use software in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software development costs are included in property and equipment and are depreciated over estimated useful lives (five years) when development is complete. The net book value of the Company’s capitalized software was $194 and $149 at December 31, 2008 and 2007, respectively.

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

Net loss applicable to common stockholders and net loss per share applicable to common stockholders are as follows:

	Year Ended December 31,
	2008	2007	2006
Net loss	$(65,133)	$(53,343)	$(34,288)
Accretion of convertible preferred and redeemable convertible preferred stock(1)	(125)	(122)	(127)

Net loss applicable to common stockholders	$(65,258)	$(53,465)	$(34,415)

Weighted-average common shares outstanding	34,848,701	30,025,830	27,223,319
Net loss per share applicable to common stockholders—basic and diluted	$(1.87)	$(1.78)	$(1.26)

(1)	Amounts relate to the accretion of dividends on shares of redeemable, convertible preferred stock of CombinatoRx (Singapore) Pte Ltd as discussed in Note 7.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2008, 2007 and 2006, as they would be anti-dilutive.

	As of December 31,
	2008	2007	2006
Options outstanding	5,966,316	5,067,240	4,219,277
Unvested restricted stock	103,438	165,938	248,750
Warrants outstanding	96,252	96,252	96,252
Convertible notes payable	2,159,090	1,195,733	811,589

Accounting for Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees.

Upon adoption of SFAS 123R, the Company recognized the stock-based compensation expense associated with awards granted after January 1, 2006 and the unamortized compensation expense related to the unvested portion of 2005 awards outstanding as of January 1, 2006. In addition, the Company reclassified deferred stock-based compensation expense of $11,052 to additional paid-in-capital. No cumulative catch-up adjustment related to forfeitures was recorded. As a result of the adoption of SFAS 123R, loss from operations, net loss and net loss per basic and diluted share for the year ended December 31, 2006 increased by $3,389, $3,389 and $0.12, respectively. The adoption of SFAS 123R had no effect on the statement of cash flows due to the Company’s net loss position.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

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

Recently Issued Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In issuing the FSP, the FASB agreed with those that believe the current accounting for these instruments does not appropriately reflect the underlying economics as the value of the conversion options are not captured as borrowing costs (i.e., interest expense) and their potential dilutive effects are not fully reflected in earnings per share. The Company adopted the FSP on January 1, 2009. The transition guidance issued by FASB requires retrospective application to all periods presented. The Company believes that the FSP will have a material impact on its consolidated financial statements due to the application of the FSP to the convertible notes issued by its Singapore subsidiary. In connection with the adoption of the FSP, the Company performed an analysis using a binomial lattice model to estimate the fair value of the liability and equity components of the outstanding convertible notes issued by its Singapore subsidiary. The Company currently estimates that it will record the cumulative effect of a change in accounting principle of approximately $441 upon adoption and that it will record additional interest expense of approximately $517 for the year ended December 31, 2007 and approximately $782 for the year ended December 31, 2008, based upon the preliminary valuation. These amounts of additional interest expense are subject to change based upon the Company’s final review of the fair value analysis in connection with its preparation of the financial statements for the quarter ended March 31, 2009.

Reclassifications

The Company reclassified $2,900 and $4,015 of proceeds from its landlord under tenant improvements from financing activities to operating activities at December 31, 2007 and 2006, respectively.

3.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	December 31,
		2008	2007
Leasehold improvements	Lesser of useful life or life of lease	$8,876	$10,393
Laboratory equipment	5	10,475	8,527
Computer equipment	3	2,501	2,895
Construction in progress	—	666	546
Capitalized software	5	759	591
Furniture and fixtures	3	813	1,361

		24,090	24,313
Less: accumulated depreciation		(10,695)	(8,380)

		$13,395	$15,933

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $3,651, $3,139, and $1,865, respectively.

4.	Restructuring

In the fourth quarter of 2008, the Company implemented a strategic realignment to focus the business on identifying novel product candidates based on unexpected biological synergies. The strategic realignment included a reduction in force of approximately 77 employees. The Company currently estimates that it will incur total restructuring charges of approximately $5,095, $4,637 of which was incurred in the fourth quarter of 2008. These restructuring charges include approximately $3,257 of severance payments and related benefits, approximately $1,704 of facility exit costs, of which $1,314 pertained to the impairment of leasehold improvements and other fixed assets and $390 pertained to the net lease obligation, and $134 of other associated costs.

Costs associated with the restructuring are included in operating expenses in the 2008 statement of operations and in current and long-term liabilities on the balance sheet at December 31, 2008. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2007	Charges	Payments	Asset Impairment	Other	Balance at December 31, 2008
Termination benefits	$—	$2,799	$(1,401)	$—	$—	$1,398
Facilities	—	390	(48)	—	1,025	1,367
Asset impairment	—	1,314	—	(1,314)	—	—
Other associated costs	—	134	(29)	—	—	105

Total	$—	$4,637	$(1,478)	$(1,314)	$1,025	$2,870

The “other” column in the table above represents the write-off of deferred rent and lease incentive obligations associated with the vacated facility.

The Company accounts for its restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements.

In accordance with SFAS No. 146, the Company’s facility related expense and liability includes an estimate of the remaining rental obligation, net of estimated sublease income, for a facility that the Company no longer occupies. The Company reviews its estimates and assumptions on a regular basis, until the outcome is finalized, and makes whatever modifications are necessary, based on the Company’s best judgment, to reflect any changed circumstances.

The strategic realignment was deemed to be an impairment indicator under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of performing the impairment evaluation, asset impairment charges were recorded to adjust the carrying value of the related leasehold improvements to its net realizable value.

The projected timing of payments of the remaining restructuring liabilities at December 31, 2008 is approximately $1,902 in 2009 for termination benefits, facilities and other associated costs. The remaining $968 will be paid over the term of the Company’s facility lease, which expires in January 2017. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring.

5.	Notes Payable

In July 2004, the Company entered into a loan agreement (the “2004 GE Agreement”) with General Electric Capital Corporation (GECC). The Company borrowed all $3,000 available under the 2004 GE Agreement during

2004. In June 2005, the 2004 GE Agreement was amended (the “Amended 2004 GE Agreement”) to establish a new line of credit which enabled the Company to borrow an additional $1,000 through June 2006. The Company borrowed $965 under this amended line of credit prior to its expiration. Amounts borrowed under the 2004 GE Agreement and the Amended 2004 GE Agreement were repayable over 36 months.

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

In June 2007, the Company further amended the 2004 Amended GE Agreement by increasing the available secured line of credit by an additional $4,000 (the “2007 Amendment”). The Company borrowed $2,912 in June 2007 and an additional $781 in September 2007. In December 2007, the Company further amended the 2007 Amendment to increase the line of credit by $135, and the Company borrowed the remaining $442 available. Amounts borrowed under the 2006 and 2007 amendments were repayable over 48 months in the case of laboratory and scientific equipment, 36 months in the case of other equipment and 24 months in the case of software. The amended line of credit with GECC contained a subjective acceleration clause which provided GECC the ability to demand repayment of the loan early upon a material adverse event, as defined.

In December 2008, the Company prepaid the outstanding balance of its secured credit facility with GECC of $4,737, which included approximately $195 in prepayment expenses. In connection with the prepayment, the parties agreed to terminate the Master Security Agreement dated as of July 20, 2004 between the Company and GECC, as amended, restated or supplemented as well as other related debt documents (collectively the “Credit Documents”). Borrowings had been secured by liens on substantially all of the Company’s tangible assets, and all such liens have been released in connection with the termination of the Credit Documents.

In February 2007, CombinatoRx Singapore entered into a $2,100 secured equipment line of credit with GE Capital Services Pte. Ltd., (the “Singapore line of credit”). CombinatoRx Singapore borrowed $1,236 under the Singapore line of credit in February 2007 and $349 in November 2007. The Singapore line of credit was available through November 30, 2007 and was secured by a fixed charge security interest over the equipment financed in Singapore. The Company also provided a corporate guaranty of payment in connection with the Singapore line of credit. Amounts borrowed under the Singapore line of credit for laboratory and scientific equipment were repayable over 48 months, and amounts borrowed for other equipment were repayable over 36 months.

In December 2008, CombinatoRx Singapore prepaid the outstanding balance on the Singapore line of credit with GE Capital Services Pte. Ltd. (“GE Capital”) for $941, which included $59 in prepayment expenses. In connection with the prepayment, the parties agreed to terminate the letter agreements dated as of November 20, 2006, February 14, 2007 and November 23, 2007, between CombinatoRx Singapore and GE Capital and the related debentures dated February 14, 2007 and November 27, 2007 granted by the Subsidiary to GE Capital. Borrowings had been secured by fixed charge security interests on substantially all of the Subsidiary’s tangible assets, and all such fixed charge security interests have been released in connection with the termination of the Credit Documents. In addition, the Corporate Guaranty provided by the Company to GE Capital in connection with the Credit Documents was also terminated as of December 30, 2008.

In connection with the 2004 GE Agreement, GECC received a warrant to purchase 15,561 shares of Series D redeemable convertible preferred stock which converted into the right to purchase 8,892 shares of common stock upon the Company’s initial public offering, with an exercise price of $6.75 per share of common stock. The warrant has a term of ten years. The Company recorded the fair value of this warrant of $75 as a discount to the note payable to GECC. The discount was amortized to interest expense over the three-year period that the note to GECC was outstanding. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of the Series D redeemable convertible preferred stock of $5.24, 100% volatility, risk free interest rate of 4.05%, a ten year term and no dividend yield.

In connection with the Amended 2004 GE Agreement, GECC received a warrant to purchase 471 shares of common stock with an exercise price of $6.75 per share of common stock. The warrant has a term of ten years. The Company recorded the fair value of this warrant of $5 as a discount to the note payable to GECC. The discount was amortized to interest expense over the three-year period that the note to GECC was outstanding. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of common stock of $11.00, 80% volatility, risk free interest rate of 3.92%, a ten year term and no dividend yield.

These warrants previously issued to GECC remain issued and outstanding after the termination of the Credit Documents. The Company has reserved 9,363 shares of common stock for the exercise of warrants issued in connection with the 2004 GE Agreement and the Amended 2004 GE Agreement. These shares are included in the total shares of common stock reserved for the exercise of stock options and warrants at December 31, 2008, as discussed in Note 9.

6.	Research and Development Agreements

Angiotech Pharmaceuticals, Inc.

In October 2005, the Company entered into a research and license agreement (the “R&L Agreement”) with Angiotech Pharmaceuticals, Inc. (“Angiotech”), under which the Company granted Angiotech a royalty-bearing license for up to ten compounds to be selected by Angiotech from the Company’s portfolio of clinical and preclinical product candidates or Chalice database, as well as an option to purchase the same rights to an additional five compounds. This license is for Angiotech’s research, development and potential commercialization of the licensed compounds as drug components to be used in Angiotech’s field with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, the Company agreed to use its combination High Throughput Screening technology in a joint research project to screen combinations of compounds that may be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field. The Company received a $27,000 up-front license fee upon execution of the R&L Agreement in 2005. As contemplated by the original agreement, on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years for an additional license execution fee of $7,000. The original three-year research project performance period included a six-month period beyond the 30 months where the Company must provide Angiotech with all reasonable assistance required in order to transfer the licensed information to Angiotech. As a result of the extension of the research project, the Company revised its revenue recognition based on this change in estimate from $2,250 recognized per quarter to $1,239 recognized per quarter. The Company may also receive up to an additional $10,000 upon Angiotech’s election to receive a license to up to five additional compounds, beyond the initial ten compounds, from the Company’s portfolio of clinical and preclinical product candidates or Chalice database for development. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech’s selection of compounds from the Company’s portfolio of clinical and preclinical product candidates or Chalice database for development, the Company may also receive up to $30,000 in milestone payments if certain development and regulatory approval milestones are met, as well as royalties on any future product sales incorporating the compounds. The Company recognized $4,957, $6,641 and $9,000 of revenue under this agreement in 2008, 2007 and 2006, respectively, which represented 35.1%, 44.5% and 67.8% of total revenue in 2008, 2007 and 2006, respectively. The Company had deferred revenue of $11,152 and $16,109 at December 31, 2008 and 2007, respectively.

Fovea Pharmaceuticals SA

On January 30, 2006, the Company entered into a research and license agreement (the “Original Fovea Agreement”) with Fovea Pharmaceuticals SA (“Fovea”). Under the terms of the Original Fovea Agreement,

Fovea agreed to fund and conduct preclinical and clinical development in ophthalmology of combination drug candidates it selects from the Company’s portfolio, including creating ophthalmic formulations. Additionally, Fovea agreed to develop selected combination candidates up to the start of Phase 3 clinical trials. In exchange for Fovea’s development investment, the Company granted to Fovea an exclusive license to commercialize selected products in Europe and certain additional countries. The Company will retain exclusive rights to commercialize selected products in North America. The parties will have co-exclusive rights in Japan and Taiwan. Under the Original Fovea Agreement, the Company also granted to Fovea an exclusive worldwide license to certain preclinical drug combinations to treat specified diseases of the front of the eye. In consideration for the license of these combinations to treat specified diseases of the front of the eye, the Company is entitled to receive license execution fees, development milestones and royalties from Fovea if certain conditions within the Original Fovea Agreement are satisfied.

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

Cystic Fibrosis Foundation Therapeutics

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

The CF Agreement has no definite term, but the research and development project will terminate upon the earlier of the completion of one Phase 2a clinical trial of the first product candidate developed under the CF Agreement and seven years after the initiation of research under the CF Agreement. The Company’s royalty payment obligations to CFFT do not terminate, but its royalties in the field of cystic fibrosis and certain other pulmonary diseases may be reduced on a country-by-country basis upon the expiration of all valid patents covering a royalty bearing product under the agreement. During the year ended December 31, 2008, the Company received payments of $3,235 and recognized $3,209 of revenue under the CF Agreement, which represented 22.7% of total revenue in 2008. During the year ended December 31, 2007, the Company received payments of $2,365 and recognized $2,214 of revenue under the CF Agreement, which represented 14.8% of total revenue in 2007. During the year ended December 31, 2006, the Company received payments of $600 and recognized $222 of revenue under the CF Agreement. The Company had $555 and $530 of deferred revenue at December 31, 2008 and 2007, respectively, and $21 and $19 of unbilled receivables for this agreement at December 31, 2008 and 2007, respectively.

The DMD Foundations

On November 7, 2007, the Company entered into a sponsored research collaboration agreement with an entity formed by Charley’s Fund and the Nash Avery Foundation (the “DMD Foundations”), two nonprofit organizations founded to support Duchenne muscular dystrophy, or DMD research. In October 2008, GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for DMD joined the sponsored research collaboration agreement. Under the agreement, the Company is seeking to identify novel disease-modifying multi-targeted treatments for DMD, the most common childhood form of muscular dystrophy. Under the terms of the agreement, the Company is eligible to receive up to $3,450 in research funding and reimbursement of additional expenses during the term of the DMD research and development project, of which $1,650 has been received through December 31, 2008. The Company retains worldwide commercialization rights for any product candidates discovered or developed under the agreement, and the Company will own all new intellectual property and data generated by the research and development project. In the event that the Company either enters into a license agreement with a third party granting the rights to make, use or sell a product developed under the agreement to treat DMD, or the Company or any of its affiliates or licensees first sells a product developed under the agreement to treat DMD, the Company will pay the DMD Foundations a payment equal to 100% of the research funding provided to the Company under the agreement. In addition, on the first anniversary of the first commercial sale of a product developed under the agreement, the Company will pay the DMD Foundations an additional payment equal to 100% of the research funding provided to the Company under the agreement. Finally, if a product developed under the agreement to treat DMD achieves cumulative net sales of at least $100 million, within 90 days of such occurrence, the Company will pay the DMD Foundations an additional payment equal to 200% of the research funding provided to the Company under the agreement. The Company concluded that the research funding fees of $3,000 are fixed or determinable despite the potential payments it might make to the DMD Foundations that are based upon percentages of research funding received since the research is in the early stages and thus these payments are not probable upon execution of the agreement.

The agreement with respect to research and development collaboration terminates upon the expiration of the research and development project, which is currently planned to last for two years. The agreement may be terminated by either party after sixty days’ notice upon an unremedied material breach. In addition, if the Company intends to discontinue preclinical or clinical development activities with respect to a DMD product candidate and does not intend to license such candidate to a third party for preclinical or clinical development, within one year after such determination, the Company shall notify the DMD Foundations, who may then exercise their rights to an exclusive, fully-paid and sublicensable license to the intellectual property developed under the collaboration in the field of DMD. During the years ended December 31, 2008 and 2007, the Company received payments of $1,525 and $125, respectively, and recognized revenue of $1,643 and $7, respectively, under this agreement. 2008 revenue under this agreement represented 11.6% of total revenue in 2008.

CHDI, Inc.

In August 2005, the Company entered into a research agreement with CHDI, Inc. to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington’s disease. Under the terms of this agreement as amended and restated in February 2007, subject to satisfaction of conditions, the Company could receive up to $6,695 in research funding over a four-year period and may receive milestone and revenue sharing payments under certain circumstances if a product candidate is commercialized. The Company received payments of $1,439 in 2008 and recorded $1,154 of revenue based upon research services performed and costs incurred, which represented 8.2% of total revenue in 2008. The Company received payments of $2,148 in 2007 and recorded $2,067 of revenue based upon research services performed and costs incurred, which represented 13.8% of total revenue in 2007. The Company received payments of $899 in 2006 and recorded $1,696 of revenue based upon research services performed and costs incurred, which represented 12.8% of total revenue in 2006. The Company had $245 and $529 of unbilled receivables for the agreement at December 31, 2008 and 2007, respectively.

Liverpool School of Tropical Medicine

April 25, 2007, the Company and CombinatoRx Singapore entered into an Interim Consortium Agreement with the Liverpool School of Tropical Medicine (“LSTM”) and other parties, under which the Company and CombinatoRx Singapore act as subcontractors to perform assay development and screening services relating to a grant awarded to LSTM focusing on the development of treatment regimens against filariasis, or African river blindness. Under the terms of the interim agreement, CombinatoRx Singapore could receive up to $3,968 in research and development funding over a five-year period. The interim agreement expired by its terms on March 31, 2008, and the Company and CombinatoRx Singapore continued to perform services for LSTM as part of the A-WOL Consortium.

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

Under the terms of the Agreements, the Subsidiary will continue to be eligible to receive research and development funding, plus reimbursement of expenses relating to patent prosecution. The Agreement with respect to research and development terminates upon the expiration of the research and development project, which is currently planned to last until April 2012. The agreement with respect to research and development terminates upon the expiration of the research and development project, which is currently planned to last until April 2012.

The Agreements may be terminated by the A-WOL Consortium after thirty days’ notice of a persistent or material breach of the Agreements by the Company or the Subsidiary, the inability of the Company or the Subsidiary to continue the research project for reasons beyond its control, or the winding-up, liquidation, bankruptcy or similar action by the Company or the Subsidiary. The A-WOL Consortium may also terminate the Agreements if the grant is terminated or if LSTM and the grant provider agree that the number of remaining parties under the Agreements means that it is no longer viable to continue the research project under the terms of the original grant award to LSTM. The Company or the Subsidiary may terminate the Agreements with six months’ prior written notice. The provisions relating to intellectual property survive termination of the Agreements. These provisions provide each party a right of preemption on transfers of the intellectual property as well as the ability of a party to surrender its interest in the intellectual property to the other party. The Company received funding of $647 and $561 in 2008 and 2007, respectively, and recorded $883 and $498 of revenue in 2008 and 2007, respectively, based upon research services performed and costs incurred. 2008 revenue recorded under this agreement represented 6.3% of total revenue for 2008. The Company recorded $42 and $63 of deferred revenue for this agreement at December 31, 2008 and 2007, respectively.

NIAID

In April 2005, the Company received a grant from the National Institutes of Allergy and Infectious Diseases (“NIAID”) to perform research and preclinical development in the area of bioterror defense. The Company received funding of $595, $1,312 and $678 in 2008, 2007 and 2006, respectively, and recorded $580, $1,137 and $730 of revenue in 2008, 2007 and 2006, respectively, based upon allowable costs incurred during the year. 2008 revenue recorded under this agreement represented 4.1% of total 2008 revenue. The Company had $14, $29 and $204 of unbilled receivables for this agreement at December 31, 2008, 2007 and 2006, respectively. In April 2007, the Company received an interim indirect cost negotiation agreement (the “interim rate agreement”) from the United States Department of Health and Human Services related to the rates the Company is allowed to charge under its NIAID grant. As a result, during the second quarter of 2007, the Company recorded an incremental $414 in revenue under this grant. The rates provided by this interim agreement are retroactive to January 2005 and extend through June 2008. In November 2008, the Company received notice that the interim rate agreement is final for the duration of this grant award.

USAMRIID

In March 2008, the Company entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola virus infections. Under the agreement, which expires in November 2010, the Company and USAMRIID will undertake a joint research project, and the Company is eligible to receive up to $1,387 in funding. Through December 31, 2008, the Company has received approximately $105 in funding from this agreement and recorded $262 of revenue in 2008 based upon allowable costs incurred during the year, which represented 1.9% of the total 2008 revenue.

SAIC (NINDS)

In August 2005, the Company entered into a subcontract with Science Applications International Corporation (“SAIC”) under which the Company will be the in vitro bioassay screening facility for the Spinal Muscular Atrophy Project established by the National Institute of Neurological Disorders and Stroke (“NINDS”). Under the terms of the agreement, the Company could receive up to $1,917 in research and development funding over a two-year period. The Company received funding of $761 and $293 in 2007 and 2006, respectively, and recorded $885 and $376 of revenue in 2007 and 2006, respectively, based upon research services performed and costs incurred. The Company had $286 and $162 of receivables for this agreement at December 31, 2007 and 2006, respectively. In April 2007, the Company received an interim indirect cost negotiation agreement (the “interim rate agreement”) from the United States Department of Health and Human Services related to the rates the Company is allowed to charge under its SAIC-NINDS subcontract. The Company provided the documentation required to support its 2007 rates in 2008. As a result, during the second quarter of 2007, the Company recorded an incremental $366 in revenue under this subcontract. The rates provided by this interim agreement were retroactive to January 2005 and extended through June 2008. The Company collected the remaining accounts receivable balance in July 2008, which completed this subcontract.

HenKan Pharmaceutical Company

In May 2005, the Company entered into a license agreement with HenKan Pharmaceutical Company (“HenKan”), under which HenKan received the exclusive right to develop and commercialize CRx-026 in

Taiwan, China and South Korea. The Company received a $500 up-front license payment. The up-front payment was creditable against future licenses in the event that development of the compound was unsuccessful. As a result, the license fee was not going to be recognized as revenue until this contingency was resolved. The parties agreed to terminate the license agreement in December 2008 and the $500 up-front license payment was recognized as revenue, as the Company no longer had any continuing obligation under the license agreement upon termination.

Sirtris Pharmaceuticals, Inc.

In September 2005, the Company entered into a screening agreement with Sirtris Pharmaceuticals, Inc. (“Sirtris”), wherein the Company provided access to its Chalice database over a 13.5-month period for screening against selected targets to evaluate activity and then potentially develop and commercialize human therapeutic products. The Company received a $175 access fee as consideration for providing access to the Chalice database. The Company recognized the access fee as revenue ratably over the 13.5-month term of the agreement. Accordingly, the Company recorded $147 of revenue in 2006. The Company could receive up to $1,075 in development milestone payments and royalty payments based on sales of products developed by Sirtris.

7.	CombinatoRx (Singapore) Pte Ltd

In August 2005, the Company formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte Ltd (the “Subsidiary”), for the purpose of conducting discovery and development of product candidates to treat infectious diseases. The Company owns 51% of the Subsidiary’s capital stock. The Company has agreed to provide assay development and screening services for the Subsidiary over a four year period. BioMedical Sciences Investment Fund Pte Ltd (“BioMedical Sciences”) invested $2,500 in 2,500,000 shares of redeemable, convertible preferred stock (the “Subsidiary Preferred Stock”) of the Subsidiary and invested an additional $17,500 in the Subsidiary through the purchase of a series of convertible promissory notes (“Notes”), $5,500 of which were purchased concurrently with its investment in the Subsidiary Preferred Stock (the “Series 1 Note”). The remaining $12,000 in funding was provided through the purchase of additional series of Notes following the achievement by the Subsidiary of certain milestones related to the development of infectious disease product candidates. On June 8, 2006, upon the achievement of a milestone, BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 2 Note”). On May 30, 2007, upon the achievement of a milestone, BioMedical Sciences invested an additional $3,500 in the Subsidiary for which it was issued a new $3,500 convertible promissory note (the “Series 3 Note”). On August 5, 2008, BioMedical Sciences invested an additional $5,000 in the Subsidiary for which it was issued new $5,000 convertible promissory notes (the “Series 4&5 Notes”).

The holder of the Subsidiary Preferred Stock is entitled to an annual 5% dividend payable upon redemption or liquidation of the Subsidiary. The Subsidiary Preferred Stock is subject to redemption by the Subsidiary for a cash payment equal to 125% of the purchase price of the shares plus accrued, but unpaid, dividends. The Company had accumulated accretion of $417, $292 and $169 of dividends on the Subsidiary Preferred Stock for the years ended December 31, 2008, 2007 and 2006, respectively. The Subsidiary Preferred Stock is convertible into common stock of the Company at a conversion price obtained by dividing the aggregate amount paid for such Subsidiary Preferred Stock by $10.80.

The Notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless the Company elects to prepay the Notes before that date through the Subsidiary. The Notes are secured by a security interest in the non-intellectual property assets of the Subsidiary and by a negative pledge by the Subsidiary with respect to its intellectual property rights. The Company has pledged its shares in the Subsidiary as additional collateral for the Subsidiary’s obligations under the Notes. The Notes are convertible into the Company’s common stock at the option of BioMedical Sciences only upon maturity, acceleration or default or any proposed prepayment. The Company recorded $727, $545 and $381 of cumulative accrued interest on the Series 1, Series 2, Series 3 and Series 4&5 Notes in the year ended December 31, 2008, on the Series 1, Series 2 and Series 3

Notes in the year ended December 31, 2007 and on the Series 1 and Series 2 Notes in the year ended December 31, 2006. Upon maturity or any proposed prepayment, the Series 1 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $10.80, the Series 2 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $11.57, the Series 3 Note is convertible at a price obtained by dividing the aggregate principal balance of such Note by $9.11 and the Series 4&5 Notes are convertible at a price obtained by dividing the aggregate principal balance of such Note by $5.19.

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

In connection with the formation of the Subsidiary, BioMedical Sciences received a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $11.00 per share, exercisable after August 19, 2006 through August 19, 2010. The Company allocated the fair value of this warrant to the originally issued Note and the Subsidiary Preferred Stock based upon their relative fair values. This resulted in a $126 allocation of discount on the originally issued Note, which will be amortized to interest expense over the period that the originally issued Note is outstanding and a $57 allocation to the Subsidiary Preferred Stock which was charged to accumulated deficit. The allocation of the value of the warrants to the originally issued Note and the Subsidiary Preferred Stock resulted in a beneficial conversion feature under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. As a result, the Company recorded an additional discount on the Series 1 Note of $126 and a charge to accumulated deficit of $57. The Company recorded $58 of interest expense in each year in 2008, 2007 and 2006. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair market value of common stock of $11.00 per share, 80% volatility, risk-free interest rate of 4.12%, no dividend yield and a five-year term.

On April 19, 2006, the Subsidiary received approval for a grant from the Economic Development Board of Singapore (EDB) Biomedical Sciences Group for up to approximately $5,830 to support infectious disease drug research and development. The grant covers a percentage of qualifying costs of the research and development project on a reimbursement basis. Qualifying costs include salaries, equipment, scientific consumables and intellectual property costs. Reimbursement for these costs under the grant is subject to the satisfaction of certain conditions by the Subsidiary, including completion of the development project for infectious disease within a specified timeline, spending specified amounts on the project, the completion of other development milestones and the maintenance of specified levels of employment in Singapore. Subject to agreed upon audit rights by the EDB, cumulative qualifying costs are reimbursed upon application until 70% of the initial grant amount has been submitted by the Subsidiary. The remaining 30% of the award may be paid by the EDB once the Company completes the research and development project. The grant extends through September 30, 2010. If the Subsidiary breaches a condition of the grant, after good faith negotiations, the EDB may recover previously released grant funds from the Subsidiary. In addition, the EDB retains the right to change the terms and conditions of the grant as deemed necessary by the EDB. The Company recognizes revenue under the grant as qualifying costs are incurred up to a maximum of 70% of the initial grant amount (approximately $4,081). Reimbursements for qualifying costs in excess of 70% of the initial grant amount will be recognized once the reimbursements are deemed to be fixed or determinable. The Company recognizes revenue for equipment costs that are reimbursed ratably over the remaining term of the grant, which approximates the estimated useful life of the equipment. The Company recorded $939 and $643 of revenue based upon qualifying costs incurred and had deferred revenue balances of $123 and $180 pertaining to equipment reimbursements in 2008 and 2007 respectively. The Company had $203 and $186 of unbilled receivables for this agreement at December 31, 2008 and 2007, respectively. The Company received $857 and $705 in 2008 and 2007, respectively.

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

The Company has reserved a total of 6,062,568 shares of common stock for the exercise of stock options and warrants at December 31, 2008. In addition to the warrants disclosed in Note 5 and Note 7, the Company has also issued a warrant to purchase 10,019 shares of common stock to Silicon Valley Bank with an exercise price of $7.88 per share and a term that expires on April 25, 2011 and warrants to purchase 51,870 shares of common stock to entities affiliated with Lighthouse Capital Partners with an exercise price of $6.75 per share and a term that expires September 7, 2011.

9.	Stock Compensation Plans

In 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or non-statutory stock options. In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan, which was effective upon the Company’s initial public offering on November 9, 2005. On June 1, 2006, the Company’s stockholders approved the Amended and Restated 2004 Incentive Plan (“2004 Plan”). The Company has reserved 3,714,286 shares of the Company’s common stock for issuance under the 2004 Plan. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2007 through 2011, inclusive, and will be equal to the least of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. On January 17, 2007, the Compensation Committee of the Board of Directors ratified the amount of the annual increase for 2007 as 1,153,121 shares of common stock, or 4% of the outstanding common stock on January 1, 2007. On January 15, 2008, the Compensation Committee of the Board of Directors ratified the amount of the annual increase for 2008 as 1,392,887 shares of common stock, or 4% of the outstanding common stock on January 1, 2008. The Compensation Committee of the Board of Directors ratified the amount of the annual increase for 2009 as 1,403,593 shares of common stock, or 4% of the outstanding common stock on January 1, 2009. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. Generally, stock options and restricted stock granted to employees pursuant to the 2000 and 2004 Plans fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a contractual term of 10 years.

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

As of December 31, 2008, there were 1,635,170 shares available for future issuance under the plans.

A summary of the status of the Company’s stock option plans at December 31, 2008 and changes during the year then ended are presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,067,240	$6.27
Granted	2,575,500	4.17
Exercised	(264,706)	1.03
Cancelled	(1,411,718)	6.63

Outstanding at December 31, 2008	5,966,316	$5.51	6.91	$8

Vested or expected to vest at December 31, 2008	5,254,206	$5.48	6.73	$8

Exercisable at December 31, 2008	2,831,194	$5.48	5.56	$8

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the year ended December 31, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. As of December 31, 2008, there was $8,648 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.5 years. The Company’s stock-based compensation expense related to stock options granted below fair market value prior to January 1, 2005 has been fully recognized as of the end of 2008. The weighted-average grant date fair value of options for the years ended December 31, 2008, 2007 and 2006 was $4.17, $4.69 and $5.16, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $733, $2,389 and $4,197, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

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

The Company valued stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of several peer companies to support the assumptions used in its calculations. The Company averaged the volatilities and expected terms of these peer companies with sufficient trading history and similar vesting terms to generate the assumptions detailed above. The Company also began to include its own historical volatility in the expected volatility calculation once it was available and has continued to increase the weight applied to its own historical volatility over time. The risk-free interest rates used in the analysis are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change. The Company determined that the reduction in work force that occurred in the fourth quarter of 2008 is a one-time occurrence and, therefore, excluded these stock awards for these terminated employees from the forfeiture rate calculation.

During the years ended December 31, 2008, 2007 and 2006, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2008	2007	2006
Volatility factor	56.86%	61.17%	63.15%
Risk-free interest rate	2.68%	4.47%	4.71%
Dividend yield	—%	—%	—%
Expected term (in years)	5.7	5.8	5.6

Restricted Stock

Prior to January 1, 2006, the Company had not granted awards of restricted stock. A summary of the status of non-vested restricted stock as of December 31, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	165,938	$10.18
Granted	45,000	4.84
Vested	(91,250)	10.29
Canceled	(16,250)	10.49

Non-vested at December 31, 2008	103,438	$7.71

As of December 31, 2008, there was $537 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested for the years ended December 31, 2008, 2007 and 2006 was $939, $550 and $177, respectively.

Stock Option Grants to Non-Employees

During the year ended December 31, 2008, the Company granted 30,000 stock options to non-employees. Certain stock options vest immediately and others vest over periods of up to two years. The unvested portion of the stock options will be remeasured at each reporting period. Total stock-based compensation expense for non-employee stock option grants for the years ended December 31, 2008, 2007 and 2006 was $37, $175 and $562, respectively.

10.	Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be presented in interim financial reports issued to stockholders. It also established standards for disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company operates in two geographic segments: the United States and Singapore. In 2008, the Company recorded revenue of $12,304 and $1,822 in the United States and Singapore, respectively. As of December 31, 2008, $12,400 and $995 of the Company’s long-lived assets were located in the United States and Singapore, respectively.

11.	Income Taxes

The components of loss before provision for income taxes are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Domestic	$(59,384)	$(49,038)	$(30,689)
Foreign	(5,857)	(4,259)	(3,548)

Loss before provision for income taxes	$(65,241)	$(53,297)	$(34,237)

The Company recognized a $115 federal income tax benefit for the year ended December 31, 2008 resulting from a provision in the Housing Assistance Tax Act of 2008 that allows the Company to claim a refund for a portion of its carryforward pre–2006 research and development tax credit. This benefit is offset by $7 of state income tax expense. The Company recorded state income tax expense of $46 and $51 for the years ended December 31, 2007 and 2006, respectively.

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2008, 2007 and 2006:

	December 31, 2008	December 31, 2007	December 31, 2006
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.2%	(0.1)%	(0.1)%
Change in valuation allowance	(35.6)%	(35.7)%	(32.4)%
Other	(1.1)%	—%	—%
Stock-based compensation	(1.4)%	(2.1)%	(4.4)%
Research and development credits	4.2%	3.9%	2.8%
Permanent differences	(0.1)%	(0.1)%	—%

Total	0.2%	(0.1)%	(0.1)%

The Company has incurred net operating losses from inception. At December 31, 2008, the Company had domestic federal and state net operating loss carryforwards of approximately $118,603 and $113,588, respectively, available to reduce future taxable income, which expire at various dates beginning in 2009 through 2028. The Company also had federal and state research and development tax credit carryforwards of approximately $6,830 and $5,070, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2015 through 2028. The Company also had foreign net operating loss carryforwards of approximately $14,453 as of December 31, 2008. The net operating loss carryforwards included $2,671 of federal and state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid-in-capital once they are “realized” in accordance with SFAS 123R.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. We have not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and related costs associated with such study. There also could be additional ownership changes in the future which may result in additional limitations in the utilization of the carryforward net operating losses and credits.

Deferred taxes consist of the following:

	As of December 31,
	2008	2007
Net operating loss carryforwards .	$44,181	$34,641
Research and development credits	10,435	6,206
Capitalized start-up costs	881	2,057
Capitalized research and development costs	25,131	18,736
Depreciation and amortization	1,610	585
Deferred revenue	4,715	4,739
Stock-based compensation	3,111	2,517
Other	1,477	1,189

Deferred tax asset	91,541	70,670
Deferred tax asset valuation allowance	(91,541)	(70,670)

Net deferred tax asset	$—	$—

As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $91,541 and $70,670 has been established at December 31, 2008 and 2007, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2008, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

The tax years 2000 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

12.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2008	2007
Accrued payroll and related benefits	$1,400	$918
Accrued clinical trial costs	1,932	2,186
Accrued professional fees	357	491
Accrued other expenses	795	1,156

	$4,484	$4,751

13.	Commitments

On October 18, 2005, the Company entered into a lease agreement for approximately 40,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The initial term of the lease commenced on September 1, 2006 for the office space and December 1, 2006 for the laboratory space and was to extend until November 30, 2016 with two five-year renewal options. The Company had the right to use and controlled physical access to the leased premises beginning on December 6, 2005. Thus, the effective lease term began on that date. In March 2006, the Company amended (the “First Amendment”) the October 18, 2005 operating lease agreement. The First Amendment provided for 23,199 square feet of additional laboratory space. The Company has committed to lease this additional laboratory space through January 2017. In addition, the First Amendment extended the original lease term of the existing space an additional two months though January 2017. Additionally, the lease, as amended, contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are being accounted for as rent expense under the straight-line method. In connection with the lease, the Company received approximately $6.9 million in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of lease incentive obligation and lease incentive obligation, net of current portion in the balance sheets at December 31, 2008 and 2007. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The Company has provided a $4.0 million standby letter of credit as security for the amended lease as of December 31, 2008 and 2007. The certificate of deposit that secures the letter of credit is included in restricted cash on the balance sheet in the amount of $4.0 million at December 31, 2008 and 2007, respectively.

In connection with the Company’s 2008 restructuring, as discussed in Note 4, the Company vacated approximately 18,000 square feet of office space. The Company is contractually obligated to make lease payments for this office space through January 2017.

The Company subleased its prior office and laboratory space in Boston, Massachusetts, under a noncancelable operating lease which expired in August 2006.

The Company also leases certain office equipment under various operating leases. Total rent expense was $2,750, $2,846 and $2,959 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2008, are as follows:

Year ending December 31,
2009	$2,875
2010	2,762
2011	2,755
2012	3,022
2013	3,032
Thereafter	9,348

$23,794

14.	Employee Benefit Plans

In May 2001, the Company adopted the CombinatoRx, Incorporated 401(k) Plan (“401(k) Plan”). The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the Board of Directors. During 2008, 2007 and 2006, the Company made contributions of $601, $571 and $432, respectively.

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

The Company may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to: (i) four percent (4%) of each such participant’s cash compensation for such year, less (ii) the amount of matching contributions made to the Company’s qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by the Company on the date the matching contribution is credited to the NQ Plan, which is currently planned to be the January following a participant’s election, and have deferred the maximum amount permitted under the Company’s tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals. The Company contributed approximately $31 to the NQ Plan as of December 31, 2008.

15.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2008	Second Quarter Ended June 30, 2008	Third Quarter Ended September 30, 2008	Fourth Quarter Ended December 31, 2008
Revenue	$3,355	$3,386	$3,481	$3,904
Operating expenses:
Research and development	16,986	17,505	15,273	11,153
General and administrative	3,857	3,782	3,790	3,040
Restructuring charge	—	—	—	4,637

Total operating expenses	20,843	21,287	19,063	18,830
Loss from operations	(17,488)	(17,901)	(15,582)	(14,926)
Interest income	1,179	586	451	240
Interest expense	(382)	(362)	(383)	(369)
Loss on early retirement of debt	—	—	—	(254)
Other income (expense)	—	52	(49)	(53)

Net loss before provision for income taxes	$(16,691)	$(17,625)	$(15,563)	$(15,362)
Benefit (provision) for income taxes	(20)	—	—	128

Net loss	$(16,711)	$(17,625)	$(15,563)	$(15,234)

Net loss per share applicable to common stockholders—basic and diluted	$(0.48)	$(0.51)	$(0.45)	$(0.43)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	34,707,142	34,773,053	34,926,731	35,095,516

	First Quarter Ended March 31, 2007	Second Quarter Ended June 30, 2007	Third Quarter Ended September 30, 2007	Fourth Quarter Ended December 31, 2007
Revenue	$3,634	$5,287	$3,002	$3,015
Operating expenses:
Research and development	12,762	12,714	15,874	14,084
General and administrative	4,507	4,083	4,116	4,173

Total operating expenses	17,269	16,797	19,990	18,257
Loss from operations	(13,635)	(11,510)	(16,988)	(15,242)
Interest income	1,427	1,321	1,207	1,436
Interest expense	(245)	(309)	(375)	(375)
Other income (expense)	—	—	—	(9)

Net loss before provision for income taxes	$(12,453)	$(10,498)	$(16,156)	$(14,190)
Provision for income taxes	(21)	—	—	(25)

Net loss	$(12,474)	$(10,498)	$(16,156)	$(14,215)

Net loss per share applicable to common stockholders—basic and diluted	$(0.44)	$(0.36)	$(0.56)	$(0.42)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	28,635,258	28,837,552	28,971,559	33,615,652

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	6/4/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#*10.7	Amendment to First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated December 12, 2008.

#*10.8	Letter Agreement Re: Retention Bonus with Alexis Borisy, dated December 15, 2008.

#10.9	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#*10.10	Amendment to Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated December 15, 2008.

#*10.11	Letter Agreement Re: Retention Bonus with Robert Forrester, dated December 15, 2008.

#10.12	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#*10.13	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.

#*10.14	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.

#10.15	Employment Letter Agreement with John Randle, dated as of July 24, 2007.	10-Q	10.22	3/8/2008	000-51171

#*10.16	Amendment to Employment Agreement with John Randle, dated December 17, 2008.

#*10.17	Letter Agreement Re: Retention Bonus with John Randle, dated December 17, 2008.

#10.18	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	1/22/2007	000-51171

#10.19	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	1/22/2007	000-51171

#10.20	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

10.21	Form of Indemnification Agreement for directors.	S-1/A	10.32	1/19/2005	333-121173

10.22	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	3/15/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.23	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	8/19/2005	333-121173

10.24	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	8/19/2005	333-121173

10.25	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	8/19/2005	333-121173

10.26	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	8/19/2005	333-121173

10.27	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	8/19/2005	333-121173

10.28	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	8/19/2005	333-121173

10.29	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	8/19/2005	333-121173

10.30	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	8/19/2005	333-121173

10.31	Letter Agreement, dated as of August 5, 2008, between the Registrant and Biomedical Sciences Investment Fund Pte Ltd.	10-Q	10.38	11/10/2008	000-51171

†10.32	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	8/19/2005	333-121173

10.33	Amended and Restated Research and License Agreement, dated June 12, 2007, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	6/12/2007	000-51171

10.34	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.35	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	3/20/2006	000-51171

†10.36	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics Incorporated and the Registrant.	8-K	10.1	6/5/2006	000-51171

10.37	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/8/2007	000-51171

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.38	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/08	000-51171

*10.39	Consortium Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.

*10.40	Accession Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.

*10.41	Project Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.

*10.42	Co-Ownership Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.

*21.1	List of subsidiaries.

*23.1	Consent of Ernst & Young LLP.

*31.1.	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K.