Form 10-K/A
period 2008-12-31
COMBINATORX, INC
filed 2009-04-30
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

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

As of April 27, 2009, the registrant had 35,091,694 shares of common stock, par value $0.001 per share, outstanding.

COMBINATORX, INCORPORATED

ANNUAL REPORT

ON FORM 10-K/A

INDEX

		PAGE
PART III

Item 10.	Directors and Executive Officers	4
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions and Director Independence	37
Item 14.	Principal Accounting Fees and Services	41

SIGNATURES		43

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“fiscal 2008 10-K”) because we do not anticipate filing the Proxy Statement for our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”) within 120 days after the end of the fiscal year covered by the fiscal 2008 10-K. Information in this amendment is therefore intended to amend Part III (Items 10,11,12,13 and 14) in the fiscal 2008 10-K which had previously incorporated the 2009 Proxy Statement by reference. This report is limited in scope to the items identified above and should be read in conjunction with the fiscal 2008 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the fiscal 2008 10-K in any way.

Item 10.	Directors and Executive Officers

The following table sets forth information concerning our directors as of April 27, 2009:

DIRECTOR BIOGRAPHIES

Directors	Age	Director Since
Alexis Borisy—Mr. Borisy is a Class I director who has been the Company’s President and Chief Executive Officer since March 2000 and has been a director since March 2000. From 1998 to March 2000, Mr. Borisy was an independent industry consultant, working with senior executives at pharmaceutical and biotech companies in the areas of corporate strategy, portfolio management and business development. Mr. Borisy holds an A.B. in chemistry from the University of Chicago and an A.M. in chemistry from Harvard University.	37	March 2000

Sally W. Crawford—Ms. Crawford is a Class II director who has served as a member of the CombinatoRx Board of Directors since June 2007. From April 1985 until January 1997, Ms. Crawford served as Chief Operating Officer of Healthsource, Inc., a publicly held managed care organization headquartered in New Hampshire. During her tenure at Healthsource, Inc., Ms. Crawford held a variety of positions and responsibilities, including leading that company’s Northern Region operations and marketing efforts. Since January 1997, Ms. Crawford has been a healthcare consultant in New Hampshire. Ms. Crawford serves on the board of directors for Hologic, Inc., Exact Sciences Corporation, Insulet Corporation and Universal American Corp. Ms. Crawford holds a B.A. in English from Smith College and an M.S. in communications from Boston University.	55	June 2007

Barbara Deptula—Ms. Deptula is a Class III director who has served as a member of the CombinatoRx Board of Directors since December 2005. Ms. Deptula has been the Executive Vice President of Business Development at Shire PLC since 2004. From 2003 to 2004 she served as President of the biotechnology division of Sicor, Inc., which was subsequently acquired by Teva Pharmaceuticals, Inc. Ms. Deptula also served as the Senior Vice President for commercial and product development at Coley Pharmaceutical Group, Inc. from 2000 to 2003. Ms. Deptula holds a B.S. in pharmacy from the University of Connecticut and an M.B.A. in finance from the University of Chicago Business School.	54	December 2005

Patrick Fortune, Ph.D.—Dr. Fortune is a Class I director who has served as a member of the CombinatoRx Board of Directors since February 2004. Since 2001, Dr. Fortune has been a partner of Boston Millennia Partners, a venture capital firm. From 1999 to 2001, Dr. Fortune was President and Chief Operating Officer of New Era of Networks, Inc. Dr. Fortune serves on the board of directors of Parexel International Corporation. Dr. Fortune holds a B.S. in chemistry from the University of Wisconsin, an M.B.A. from Northwestern University and a Ph.D. in physical chemistry from the University of Wisconsin.	62	February 2004

Frank Haydu—Mr. Haydu is a Class III director who has served as a member of the CombinatoRx Board of Directors since August 2004 and as Chairman of the Board of Directors since February 2009. Since 2001, Mr. Haydu has been the Managing Director of Valuation Perspectives, Inc., a financial services consulting practice and since August 2005, has served in a consulting capacity at Source Precision Medicine, a life sciences medical supplier. Until May 2001, Mr. Haydu served as the Chairman of	61	August 2004

Directors	Age	Director Since
Haydu & Lind, LLC, a senior living development company. Mr. Haydu serves on the board of directors for iParty Corp. Mr. Haydu holds a B.A. in economics from Muhlenberg College.

Michael Kauffman M.D.—Dr. Kauffman is a Class II director who has served as a member of the CombinatoRx Board of Directors since June 2006. Dr. Kauffman has been the Chief Medical Officer of Proteolix, Inc. since April 2009 and an Operating Partner at Bessemer Venture Partners since 2008. Dr. Kauffman was the President and Chief Executive Officer of EPIX Pharmaceuticals, Inc. until July 2008. Dr. Kauffman joined Predix Pharmaceuticals, Inc., the predecessor to EPIX, in September 2002, as President and Chief Executive Officer. From 1997 to 2002, he held a number of senior medical and program leadership positions at Millennium Pharmaceuticals, Inc., including Vice President, Medicine and VELCADE Program Leader as well as co-founder and Vice President of Medicine at Millennium Predictive Medicine, a wholly-owned subsidiary of Millennium. Dr. Kauffman also served as Medical Director at Biogen Corporation (now Biogen Idec). Dr. Kauffman received an M.D. and Ph.D. in molecular biology and biochemistry from Johns Hopkins and holds a B.A. in biochemistry from Amherst College. Dr. Kauffman trained in Internal Medicine at Beth Israel Deaconess and Massachusetts General Hospitals. He is board certified in internal medicine.	45	June 2006

W. James O’Shea—Mr. O’Shea is a Class III director who has served as a member of the CombinatoRx Board of Directors since June 2007. From October 1999 to March 2007, Mr. O’Shea was President and Chief Operating Officer at Sepracor Inc. where he was responsible for successfully building that organization’s commercial infrastructure. From April to August 2007, Mr. O’Shea served as Sepracor’s Vice Chairman. Prior to Sepracor, Mr. O’Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Zeneca Inc. While at Zeneca, he also held several management positions of increasing responsibility in international sales and marketing in the U.S. and U.K. Mr. O’Shea is past Chairman of the National Pharmaceutical Council and is also a board member of Penwest Pharmaceuticals Co. Mr. O’Shea is a graduate of Liverpool Lord Byron University. He also received an honors degree in applied physics from the Institute of Physics.	59	June 2007

Richard Pops—Mr. Pops is a Class II director who has served as a member of the CombinatoRx Board of Directors since October 2001. Mr. Pops is the Chairman of the board of directors of Alkermes, Inc., a biotechnology company. Mr. Pops was the Chief Executive Officer of Alkermes from 1991 until 2007. He also serves on the board of directors for Neurocrine Biosciences, Inc. Mr. Pops holds a B.A. in economics from Stanford University.	47	October 2001

The Company’s executive officers, as of April 27, 2009, their respective ages and their positions are as follows:

Name	Age	Position
Alexis Borisy, A.M.	37	President and Chief Executive Officer
Robert Forrester, LL.B.	45	Executive Vice President and Chief Financial Officer
Jason F. Cole, Esq.	36	Senior Vice President, General Counsel and Secretary
John Randle, Ph.D.	51	Senior Vice President, Commercial Development

Alexis Borisy, A.M. has served as President, Chief Executive Officer and Director of CombinatoRx since March 2000. From 1998 to March 2000, Mr. Borisy was an independent industry consultant, working with senior executives at pharmaceutical and biotech companies in the areas of corporate strategy, portfolio management, and business development. Mr. Borisy holds an A.B. in chemistry from the University of Chicago and an A.M. in chemistry from Harvard University.

Robert Forrester, LL.B. has served as our Executive Vice President and Chief Financial Officer since February 2004. Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceutical Group from 2000 to September 2003. Mr. Forrester was a Managing Director of the proprietary investment group at MeesPierson, part of the Fortis Group, from 1994 to 2000. Prior to MeesPierson, Mr. Forrester worked for BZW, UBS and Clifford Chance LLP. Mr. Forrester holds a LL.B. from Bristol University.

Jason F. Cole, Esq. has served as our Senior Vice President, General Counsel and Secretary since January 2006. From 1999 to 2006, Mr. Cole was a corporate and securities attorney at Ropes & Gray LLP. Mr. Cole holds an A.B. in Government from Dartmouth College and a J.D. from Columbia University School of Law.

John Randle, Ph.D. has served as our Senior Vice President, Commercial Development since September 2007. Prior to joining CombinatoRx, Dr. Randle served as Program Executive at Vertex Pharmaceuticals Incorporated from 1999 to 2007. He previously held positions at Rhône-Poulenc Rorer, as Director of Marketing from 1996 to 1999 and Director of Neurology Research from 1992 to 1996, and at the Institut de Recherche Servier as Research Fellow from 1987 to 1992. Dr. Randle holds a Ph.D. in physiology from McGill University, B.Sc. and M.Sc. degrees from Queen’s University and received supplementary training at the Université Paris VI, Stockholm School of Economics and Harvard School of Public Health.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Director Independence

As required by the listing standards of The Nasdaq Global Market (“Nasdaq”), the Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each of Messrs. Fortune, Haydu, Kauffman, O’Shea and Pops and Ms. Crawford and Ms. Deptula are “independent” within the meaning of the rules and regulations of Nasdaq. To make this determination, our Board of Directors reviews all relevant transactions or relationships between each director, and CombinatoRx, its senior management and its independent auditors. During this review, the Board considers whether there are any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates. The Board consults with the Company’s general counsel and corporate counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time. Mr. Borisy, our President and Chief Executive Officer, is not an “independent director” within the meaning of the Nasdaq listing standards.

Board Meetings and Attendance

Mr. Frank Haydu is Chairman of the Board of Directors. The Company’s Board of Directors held seven meetings during the fiscal year ended December 31, 2008. Each of the Company’s directors attended at least 75% of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the fiscal year ended December 31, 2008 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). CombinatoRx encourages its directors to attend the Annual Meeting of Stockholders and believes that attendance at the Annual Meeting of Stockholders is just as important as attendance at meetings of the Board of Directors and its committees. CombinatoRx typically schedules Board of Directors and committee meetings to coincide with the dates of its Annual Meetings. Six members of the Board of Directors attended the 2008 Annual Meeting of the Stockholders held on May 29, 2008.

Board Committees

The Board of Directors has a standing Audit, Compensation and Corporate Governance and Nominating Committee, each of which is comprised solely of independent directors, and is described more fully below. The charters for the Audit, Compensation and Corporate Governance and Nominating Committees are all available on our website (www.combinatorx.com) under “Investors” at “Corporate Governance.”

Audit Committee

Mr. Haydu is the chairperson and Dr. Patrick Fortune and Dr. Michael Kauffman are the other members of the Company’s Audit Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Company’s Audit Committee is “independent” within the meaning of the rules and regulations of Nasdaq the Securities and Exchange Commission (the “SEC”). The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that Mr. Haydu is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to a written charter.

The primary purposes of the Company’s Audit Committee are to: (a) assist the Board of Directors in its oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications and independence of the Company’s independent auditors, and (iv) the performance of the Company’s internal audit function and independent auditors; (b) appoint, evaluate, compensate, retain and oversee the Company’s independent auditors and the audit process (including receiving and reviewing reports from the independent auditors and resolving any disagreements between management and the independent auditors regarding financial reporting) and to approve or pre-approve all audit, audit-related and other services, if any, to be provided by the independent auditors; (c) review with management, internal auditors and the independent auditors, the Company’s internal controls and its financial and critical accounting practices; and (d) prepare the report required to be prepared by the Audit Committee pursuant to the rules of the SEC for inclusion in the Company’s annual proxy statement. The Audit Committee and the Board of Directors have established procedures for the receipt, retention, and treatment of complaints received by CombinatoRx regarding accounting, internal accounting controls, or auditing matters and for confidential, anonymous submission by CombinatoRx employees of concerns regarding questionable accounting or auditing matters, which are described under “Policies on Reporting Concerns Regarding Accounting and Other Matters and on Communicating with Non-Management Directors.” The Audit Committee also administers our related party transaction approval policy, which is described under “Review and Approval of Transactions with Related Persons.” The Audit Committee also has the authority to hire independent counsel and other advisors to carry out the Audit Committee’s duties, and CombinatoRx is required to provide appropriate funding, as the Audit Committee determines, to compensate the independent auditors and any advisors retained by the Audit Committee.

During the fiscal year ended December 31, 2008, the Audit Committee met five times. The report of the Audit Committee is included in this Annual Report on Form 10-K/A under “Report of the Audit Committee.”

Compensation Committee

Mr. Richard Pops is the chairperson and Ms. Sally Crawford, Ms. Barbara Deptula and Mr. W. James O’Shea are the other members of the Company’s Compensation Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Company’s Compensation Committee is “independent” within the meaning of the rules and regulations of Nasdaq. The primary purposes of the Company’s Compensation Committee are to: (a) review and approve corporate goals and objectives relevant to compensation of the Company’s Chief Executive Officer and the other executive officers and evaluate the performance of the Chief Executive Officer and the other executive officers in light of these goals and objectives, and based on such evaluation, make recommendations to the Board of Directors for the compensation of the Company’s Chief Executive Officer and the other executive officers; (b) make recommendations to the Board of Directors with respect to the administration and amendment to the Company’s incentive compensation and equity-based compensation plans that are subject to the approval of the Board of Directors; (c) assist the Board of Directors in its oversight of the development, implementation and effectiveness of the Company’s policies and strategies relating to recruiting, retention, career development and progression, succession and employment practices; (d) make recommendations regarding compensation of the Board of Directors, (e) prepare the report required to be prepared by the Compensation Committee pursuant to the rules of the SEC for inclusion in the Company’s annual proxy statement and (f) review the Compensation Discussion and Analysis disclosure required for inclusion in the Company’s annual proxy statement under the rules of the SEC. The Compensation Committee also has the authority to retain consultants or other experts to assist in the assessment of senior executive compensation and to hire independent counsel and other advisors to carry out the Compensation Committee’s duties.

During the fiscal year ended December 31, 2008, the Company’s Compensation Committee met eight times. The report of the Compensation Committee is included in this Annual Report on Form 10-K/A under “Compensation Committee Report.”

Corporate Governance and Nominating Committee

Dr. Fortune is the chairperson, and Ms. Deptula and Mr. Haydu are the other members of the Company’s Corporate Governance and Nominating Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Company’s Corporate Governance and Nominating Committee is “independent” within the meaning of the rules and regulations of Nasdaq.

The primary purposes of the Corporate Governance and Nominating Committee are to: (a) recommend individuals to the Board of Directors for nomination, election or appointment as members of the Board of Directors and its committees, consistent with the criteria included in the Company’s Corporate Governance Guidelines; (b) establish policies for stockholders to recommend candidates for consideration for nomination as a member of the Board of Directors; (c) oversee the evaluation of the performance of the Board of Directors; (d) oversee the Chief Executive Officer’s and other senior management’s succession plans; and (e) take a leadership role in shaping the Company’s corporate governance, including developing and reviewing on an on-going basis the Corporate Governance Guidelines. In identifying and recommending nominees for positions on the Board of Directors, the Corporate Governance and Nominating Committee places primary emphasis on the criteria set forth under “Selection and Composition of Board of Directors” in the Company’s Corporate Governance Guidelines, namely: (1) ethics, integrity, values, expertise, skills and knowledge useful to the oversight of the Company’s business; (2) the independence standards of Nasdaq, (3) diversity of viewpoints, backgrounds, experiences and other demographics; (4) business or other relevant experience, particularly in the areas of accounting and finance, management, corporate governance and the pharmaceutical and drug development industry; and (5) the extent to which the interplay of the nominee’s expertise, skills, knowledge and experience with that of the other members of the Board of Directors will build a Board of Directors that is effective, collegial and responsive to the operations and interests of CombinatoRx and its stockholders.

The Corporate Governance and Nominating Committee does not set specific, minimum qualifications that nominees must meet in order to be recommended to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of CombinatoRx and the composition of the Board of Directors. Members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified whom the Committee wants to seriously consider and move toward nomination, the Chairperson of the Corporate Governance and Nominating Committee enters into a discussion with that candidate.

The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders. The policy adopted by the Corporate Governance and Nominating Committee provides that candidates recommended by stockholders are given appropriate consideration in the same manner as other candidates. During fiscal year ended December 31, 2008, the Corporate Governance and Nominating Committee met five times.

Non-Management Director Meetings

In addition to the meetings of the committees of the Board of Directors described above, in connection with the Board of Directors meetings, the Company’s non-management directors met six times in executive session during the fiscal year ended December 31, 2008. A rotating member of the Board of Directors presided at these executive sessions. The Audit Committee and the Board of Directors have established a procedure whereby interested parties may make their concerns known to Non-Management Directors, which is described under “Policies on Reporting Concerns Regarding Accounting and Other Matters and on Communicating with Non-Management Directors” and on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain of its officers and persons who own more than 10% of the Company’s common stock to file reports of ownership of, and transactions in, the Company’s common stock with the Securities and Exchange Commission. Based on the Company’s review of the reports it has received, CombinatoRx believes that all of its directors and officers complied with all reporting requirements applicable to them with respect to transactions in the fiscal year ended December 31, 2008.

CODE OF ETHICS AND CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

CombinatoRx has adopted a Code of Ethics and Conduct for its directors, officers and employees, including its President and Chief Executive Officer, Chief Financial Officer and Controller (or persons performing an equivalent function). A copy of the Company’s Code of Ethics and Conduct may be accessed free of charge by visiting the Company’s website at www.combinatorx.com and going to the “Investors—Corporate Governance” section or by requesting a copy in writing from Jason F. Cole, Secretary at the Company’s offices. CombinatoRx intends to post on its website any amendment to, or waiver under, a provision of the Code of Ethics that applies to its President and Chief Executive Officer, Chief Financial Officer or Controller (or persons performing an equivalent function) within four business days following the date of such amendment or waiver.

A copy of the Company’s Corporate Governance Guidelines may also be accessed free of charge by visiting the Company’s website at www.combinatorx.com and going to the “Investors—Corporate Governance” section or by requesting a copy from Jason F. Cole, Secretary at the Company’s offices.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Compensation Committee

As described in the “Board Committees—Compensation Committee” section above, the purpose of the CombinatoRx Compensation Committee is to develop and review compensation policies and practices applicable to executive officers, review and recommend goals for the Chief Executive Officer and evaluate his performance in light of these goals, review and evaluate goals and objectives for other officers, oversee and evaluate the Company’s equity incentive and non-qualified deferred compensation plans and review and approve the creation or amendment of such plans and make recommendations to the Board of Directors regarding Board of Directors’ compensation. Under its charter, the Compensation Committee has the power and authority to retain consultants or other experts to assist in the assessment of senior executive compensation and to hire independent counsel and other advisors to help the Compensation Committee carry out its duties. CombinatoRx is financially responsible for the fees of any advisor or consultant engaged by the Compensation Committee.

Mr. Pops, as chairman of the Compensation Committee, is responsible for setting the agenda for meetings in consultation with management. Our Compensation Committee annually evaluates the performance of the Chief Executive Officer and the other executive officers of CombinatoRx and uses its discretion to determine the compensation of these officers based, in part, upon a review of the performance of the Company compared to predetermined goals and objectives. The Compensation Committee also compares the salaries of each CombinatoRx executive officer with a select group of other biotechnology companies to assess how their total compensation package compares to industry averages.

Our Chief Executive Officer has the authority and responsibility to establish and approve compensation for all CombinatoRx employees, other than CombinatoRx executive officers. Our Compensation Committee retains the authority for establishing all matters with respect to the compensation of our executive officers. Our Chief Executive Officer provides to the Compensation Committee an annual performance review of each executive officer, which the Compensation Committee considers in its determination of compensation for such individuals. Our Chief Executive Officer and Chief Financial Officer also recommend to the Compensation Committee options and restricted stock awards to be granted to existing employees, subject to specific criteria previously established by the Compensation Committee. From time to time, the Compensation Committee has delegated to the Chief Executive Officer, Chief Financial Officer and Senior Vice President and General Counsel the authority to make grants of a limited pool of stock options to new employees or for retention purposes, as long as such grants are not greater than 30,000 shares of common stock and are not made to executive officers. All other grants of stock options and all grants of restricted stock are made by the Compensation Committee.

Compensation Consultant

During 2008, our Compensation Committee retained the services of Watson Wyatt, a compensation consulting firm, to evaluate our executive officers’ salaries, cash incentive bonuses and equity-based compensation and provide a report to the Compensation Committee. Watson Wyatt provided similar services to the Compensation Committee in 2007 and 2006. This evaluation included benchmarking executive compensation against that of 18 comparable small capitalization biotechnology companies, including Acadia Pharmaceuticals Inc., Alexza Pharmaceuticals, Inc., Altus Pharmaceuticals Inc., Ariad Pharmaceuticals, Inc., Cytokinetics, Inc., Dyax Corp., Exelixis Inc., Idenix Pharmaceuticals, Inc., Indevus Pharmaceuticals, Inc., Metabasis Therapeutics, Inc., Momenta Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Orexigen Therapeutics, Inc., Santarus, Inc., Senomyx, Inc., Sunesis Pharmaceuticals, Inc., Tercica, Inc. and Vical Incorporated. The group of peer companies was determined based upon an analysis of various factors such as geographic location, similar stage of clinical development programs, comparable employee headcount, market capitalization, revenue and net loss. Our Compensation Committee realizes that benchmarking the Company’s compensation against the compensation earned at comparable companies may not always be appropriate, but it believes that engaging in a comparative analysis of the Company’s compensation practices is a useful tool to understand the competitiveness of the compensation it pays its executive officers. This report indicated that the Company’s compensation of its executive officers was at or near the median of executives with similar roles at comparable small-capitalization biotechnology companies. The Compensation Committee considered this benchmarking information as one element in making the 2008 and 2009 compensation decisions described below, primarily to determine whether compensation paid to executive officers, in light of company and individual performance, is at or above the median of executive compensation among the Company’s peer group.

Roles of Executives in Establishing Compensation

At the direction of the Compensation Committee, our Chief Financial Officer discussed with Watson Wyatt the duties of each executive officer of CombinatoRx and provided Watson Wyatt with complete historical compensation information requested by Watson Wyatt as part of its evaluation of the Company’s executive compensation programs and policies. The information included each executive officer’s title, salary, bonus, option and restricted stock grants and benefits for the preceding three-year period. Our Chief Executive Officer and Chief Financial Officer met with the members of the Compensation Committee, to review their performance and the performance of the other executive officers during the year. During these meetings, our Chief Executive Officer and our Chief Financial Officer discussed with the members of the Compensation Committee recommendations regarding the salaries and bonuses to be paid to the executive officers of CombinatoRx for the fiscal year ended December 31, 2008 as well as proposed stock option and restricted stock grants. However, the Compensation Committee does exercise its discretion to determine all compensation paid to executive officers.

Compensation Philosophy and Executive Compensation Policies

The CombinatoRx executive compensation program is designed to reward, attract, retain and motivate experienced, industrious and well-qualified executive officers who will promote the Company’s research, product development, business development and financial efforts and provide long-term shareholder value. In establishing executive compensation levels, the Compensation Committee is guided by a number of considerations, including the achievement of long-term and short-term goals of the Company, including certain product development, research, corporate partnering, financial, strategic planning and other goals of the Company. In establishing compensation levels, the Compensation Committee also uses its discretion to evaluate each officer’s individual performance using certain subjective criteria, which may vary for each executive officer based on his or her area of responsibility. Subjective performance criteria may include the discovery and advancement of new product candidates, implementation of financing strategies and establishment of strategic development collaborations with third parties, meeting pre-clinical or clinical milestone objectives, an executive officer’s ability to motivate others, develop the skills necessary to facilitate the growth of CombinatoRx, recognize and pursue new business opportunities and initiate programs to enhance the Company’s growth and success. In making its evaluations, the Compensation Committee consults on an informal basis with other members of the Board of Directors and, with respect to officers other than the Chief Executive Officer, reviews the recommendations of the Chief Executive Officer.

In setting compensation policies and determining compensation levels, the Compensation Committee also recognized and takes into account the high demand for well-qualified personnel in the biotechnology industry. Given such demand, the Compensation Committee strives to maintain total compensation levels which are generally 50% to 75% of the median compensation of other executives at comparable companies in the biotechnology and pharmaceutical industry. To that end, the Compensation Committee reviews data obtained from a generally available outside survey of compensation and benefits in the biotechnology industry prepared by Radford Consulting, the benchmarking information provided by Watson Wyatt and personal knowledge regarding executive compensation at comparable companies.

The Compensation Committee believes that stock ownership by management is beneficial in aligning management’s and shareholders’ interests in the enhancement of shareholder value. Accordingly, the Compensation Committee to date has sought to provide a significant portion of total executive compensation in the form of stock options and restricted stock grants. The Compensation Committee has not, however, targeted a range or specific number of options for each executive position. Rather, it makes its decisions based on its evaluation of the above-mentioned surveys and the general experience of the Compensation Committee members.

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), publicly held corporations may be prohibited from deducting as an expense for federal income tax purposes total compensation in excess of $1 million paid to certain executive officers in a single year. However, until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. Section 162(m) provides an exception for qualifying “performance-based” compensation, including compensation attributable to certain stock options. The Company expects to keep “nonperformance-based” compensation within the $1 million limit in order that all executive compensation will be fully deductible; however, the valuation of stock option and restricted stock grants in the future is uncertain and may cause nonperformance-based compensation to exceed the deductibility limit. Although the Compensation Committee considers the net cost to the Company in making all compensation decisions (including, for this purpose, the potential limitation on deductibility of executive compensation), there is no assurance that compensation realized with respect to any particular award will qualify as “performance-based” compensation. It is not anticipated that any executive officer’s annual compensation will exceed $1 million, and the Company has accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Code.

Key Elements of Compensation and Compensation Committee Actions

The major elements of the CombinatoRx compensation program are base salary, annual cash incentives, cash retention payments, stock options and restricted stock grants and deferred compensation. We fix the base salary of each of our executives at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards individual performance and contribution to our overall business goals. We designed the cash incentive bonuses for each of our executives to focus them on achieving key clinical, operational, business and/or financial objectives within a yearly time horizon, as described in more detail below. We implemented cash retention payments for certain of our executive officers in an effort to retain them following our significant corporate restructuring at the end of 2008 and to provide them with added incentives to create and preserve shareholder value during 2009. We use stock options and restricted stock grants to reward long-term performance, to incent executive officers to attain multi-year goals and as retention tools. These stock options and restricted stock awards are intended to produce significant value for each executive if the Company’s performance is outstanding and if the executive has an extended tenure. Finally, we have implemented a non-qualified deferred compensation plan to provide an additional long-term retention incentive for executives and senior managers due to the regulatory limitations imposed on Company matching contributions on contributions made by these individuals to the CombinatoRx qualified 401(k) Plan.

We view these components of our executive compensation as related but distinct. Although our Compensation Committee does review total compensation, we believe that components must work together to enable the creation and preservation of shareholder value over both short-term and long-term periods. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the survey data and Watson Wyatt report referred to above. We believe that, as is common in the biotechnology sector, stock option and other equity awards are a significant motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive.

On November 19, 2008, in connection with a strategic restructuring, the Compensation Committee approved an employee retention program to retain certain key employees, including the following named executive officers: Alexis Borisy, President and Chief Executive Officer, Robert Forrester, Executive Vice President and Chief Financial Officer, John Randle, Senior Vice President, Commercial Development and Jason Cole, Senior Vice President and General Counsel. As part of the retention program, the Compensation Committee approved one-time cash retention payments, modification of employee severance arrangements and the modification of the terms of existing stock options, all of which are summarized below. The Compensation Committee believed that the retention program was necessary to retain these individuals in order to preserve and create shareholder value after the strategic restructuring.

At its January 7, 2009 meeting, and after receipt of the recommendations of our Chief Executive Officer and Chief Financial Officer and the Watson Wyatt evaluation, the Compensation Committee met in executive session with no members of management present. During this meeting, the Compensation Committee reviewed Watson Wyatt’s evaluation of executive compensation and the recommendations of our Chief Executive Officer and Chief Financial Officer and, consistent with the recommendations, determined increased base salaries for Mr. Cole and Mr. Randle for 2009, determined the 2008 cash bonus payments for Mr. Cole and Mr. Randle and deferred action regarding target cash bonus compensation for 2009 and the amount of stock options and restricted stock to be awarded to the executive officers and other employees. The Compensation Committee also deferred any action regarding base salaries and bonus compensation for Mr. Borisy and Mr. Forrester. In February 2009, the Compensation Committee determined bonus compensation for Mr. Forrester for 2008 and established target cash bonus compensation for the executive officers for 2009. The information regarding these compensation decisions for our named executive officers is provided below.

Base Salary

The Compensation Committee seeks to establish base salaries which are generally 50% to 75% of the median base salary for each position and level of responsibility with those of executive officers at various other biotechnology companies of comparable size and stage of development. As part of this process, the Compensation Committee takes into account the base salaries paid by similarly situated companies in the field of biotechnology and the base salaries of other private and public companies with which we believe we compete for talent. Increases in annual salaries are based on demonstrated levels of core job competency, effectiveness in performing essential job requirements and competitive base salary position compared to the relevant market. The Compensation Committee does not use a specific formula based on these criteria but instead uses its discretion to make an evaluation of each executive officer’s contributions in light of all such criteria.

Discretionary Cash Bonus

The Compensation Committee believes that discretionary cash bonuses are useful on a case by case basis to motivate and reward executive officers. Bonuses for executive officers are not guaranteed, but to date have been awarded from time to time, generally annually, only at the discretion of the Compensation Committee. Cash bonuses are used to bring annual cash compensation into a competitive range with comparable positions at comparable companies and to reward high performance. In the past, criteria for bonuses for executive officers ranged from success in conducting clinical trials, entering into new collaboration agreements, progress with research and preclinical development or success in attracting capital.

Each year the Compensation Committee establishes a target bonus amount for each executive based on achievement of corporate goals. These goals are established and approved by the Compensation Committee on an annual basis and include specific objectives relating to the achievement of clinical, research, regulatory, business and/or financial milestones. The achievement of these objectives by CombinatoRx and its executive officers and their relative weightings are relevant to the Compensation Committee’s decision-making with respect to overall compensation but are not the sole basis for the Compensation Committee’s determination of executive compensation.

2008 Bonus Compensation

The target cash incentive bonus amounts for each of the executive officers named in the Summary Compensation Table below for 2008 was as follows:

•	Alexis Borisy, President and Chief Executive Officer: up to 55% of base salary

•	Robert Forrester, Executive Vice President and Chief Financial Officer: up to 45% of base salary

•	Jason Cole, Senior Vice President and General Counsel: up to 35% of base salary

•	John Randle, Senior Vice President, Commercial Development: up to 30% of base salary

For Mr. Borisy, all of his target cash incentive compensation was tied to corporate goals, and for Mr. Forrester, Mr. Cole and Mr. Randle, a majority of their target cash incentive compensation was tied to corporate goals, and the remainder was tied to individual goals.

The approved CombinatoRx corporate goals for bonus and other compensation for 2008 included:

•	Provide CRx-102 phase 2b clinical data to prepare CRx-102 for phase 3 development and partnership (30% weighting);

•	Complete multiple additional phase 2 clinical trials (20% weighting);

•	Refresh the early clinical portfolio from our research programs (5% weighting);

•	Introduce CombinatoRx “Next Generation” product candidates into preclinical or clinical development (5% weighting);

•	Partnering products and/or therapeutic franchises and leveraging our drug discovery platform with additional research and technology collaborations (25% weighting); and

•	Achieving the following financial milestones for the fiscal year ended December 31, 2009 (15% weighting):

•	Revenue of between $15 million and $20 million;

•	Net loss (excluding SFAS 123R expense and depreciation) of between $49 million and $55 million; and

•	Cash, cash equivalents, short-term investments and restricted cash of between $58 million and $64 million.

In determining bonus and other compensation of executive officers for 2008, the Compensation Committee acknowledged that the Company’s stock price significantly decreased following the disclosure of the results of the phase 2 clinical trial of the Company’s product candidate Synavive, and the Compensation Committee utilized their discretion to determine that certain corporate goals were met, and in the case of certain executive officers, that their individual goals were met or exceeded, resulting in the bonus compensation disclosed in the Summary Compensation Table below.

In particular, the Compensation Committee determined that CombinatoRx achieved some of the 2008 corporate goals in the following respects: (i) the Company’s lead product candidate, Synavive (CRx-102) completed a phase 2 clinical trial in knee osteoarthritis, but the Company discontinued its phase 2 clinical trial of Synavive in rheumatoid arthritis, and the data from the knee osteoarthritis trial did not position Synavive for phase 3 development or result in a partnership for the program; (ii) the Company completed or received data from multiple additional phase 2 clinical trials for CRx-191, CRx-401 and CRx-197; and (iii) the early clinical product candidate portfolio was replenished with a number of potential clinical programs in the areas of B-cell malignancies, ophthalmology and others, and such product candidates include next generation product opportunities.

Based on this assessment by the Compensation Committee of the achievement of the CombinatoRx 2008 corporate goals and utilizing its discretion, Mr. Borisy was not paid a 2008 cash bonus, Mr. Forrester was paid a cash bonus of 58% of his target level due to his efforts in the corporate restructuring and area of business development, Mr. Cole was paid a cash bonus at 50% of his target level due to the achievement of a number of corporate governance and operational goals, and Mr. Randle was paid a cash bonus at 50% of his target level due to the achievement of certain 2008 corporate goals and the achievement of a number of development and operational goals.

2009 Bonus Compensation

Following the strategic restructuring of CombinatoRx at the end of 2008, the Compensation Committee set short-term corporate goals of focusing on reducing expenses, seeking to enter into collaboration agreements for the Company’s technology platform or product candidates, completing ongoing clinical trials and other objectives and deferred setting long-term goals for 2009. It is expected that once long-term corporate goals for 2009 are set, a majority of the target cash incentive compensation for these executive officers will be tied to CombinatoRx short and long-term corporate goals, and the remainder will be tied to individual goals. The target cash incentive bonus amount for each of the executive officers named in the Summary Compensation Table below for 2009 is as follows:

•	Alexis Borisy, President and Chief Executive Officer: up to 55% of base salary

•	Robert Forrester, Executive Vice President and Chief Financial Officer: up to 45% of base salary

•	Jason Cole, Senior Vice President and General Counsel: up to 35% of base salary

•	John Randle, Senior Vice President, Commercial Development: up to 30% of base salary

The target cash bonus incentive amounts for each of these executive officers for 2009 are set at these levels to reflect the varying levels of operational responsibility held by these officers, as well as to provide an incentive to achieve the CombinatoRx 2009 corporate goals.

Cash Retention Payments

On November 19, 2008, in connection with the strategic restructuring, the Compensation Committee approved an employee retention program to retain certain key employees, which included one-time cash retention payments for certain of our executive officers as follows: Mr. Borisy, $300,000, Mr. Forrester, $250,000, Mr. Cole, $150,000 and Mr. Randle, $150,000. Under these arrangements, 50% of each such amount was payable on April 1, 2009 and 50% is payable on January 15, 2010, in both cases only if such individual remains employed by CombinatoRx at such time. In the event one of these executive officers is terminated without cause or resigns for good reason prior to the dates provided above, 100% of the remaining unpaid retention amount will be paid to such executive officer if they execute a release of claims.

Stock Options and Restricted Common Stock Awards

Grants of stock options and awards of restricted common stock under the CombinatoRx equity compensation plans are designed to align the long-term interests of our executives with CombinatoRx shareholders and to assist in the retention of executives. As stock options granted by the Company generally become exercisable over a four-year period and forfeiture provisions with respect to restricted common stock awards generally lapse over a four-year period, their ultimate value is dependent upon the long-term appreciation of the Company’s stock price and the executive’s continued employment with the Company. In addition, grants of stock options and awards of restricted common stock may result in an increase in executive officers’ equity interests in the Company, thereby providing such persons with the opportunity to share in the future value they are responsible for helping to create.

When granting stock options and awarding restricted common stock, the Compensation Committee considers the relative performance and contributions of each executive officer compared to that of other officers within the Company with similar levels of responsibility. The number of options and awards granted to each executive officer is generally determined by the Compensation Committee subjectively on the basis of data obtained from a generally available outside survey of stock option grants and restricted common stock awards in the biotechnology industry, the benchmarking information provided by Watson Wyatt and personal knowledge of the Compensation Committee members regarding executive stock options and restricted common stock awards at comparable companies.

The authority to make equity grants and cash bonus awards to executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of its Chief Executive Officer in setting the compensation of our other executives, and from time-to-time the Compensation Committee has delegated to the Chief Executive Officer, Chief Financial Officer and General Counsel the authority to make grants of a limited pool of stock options to new employees or for retention purposes, as long as such grants are not greater than 30,000 shares of common stock and are not made to executive officers and are reported to the Compensation Committee at the first meeting subsequent to effecting such grants. All of our option grants made prior to our initial public offering, including all grants to executives, were made under our Amended and Restated 2000 Stock Option Plan. All of our stock option and restricted stock grants to our executive officers since our initial public offering have been made under our Amended and Restated 2004 Equity Incentive Plan. Beginning with our initial public offering on November 9, 2005, we determined the exercise price of our stock option grants based on the average of the high and low sale prices of our common stock on the The Nasdaq Global Market on the date of grant. As of September 5, 2006, we determine the exercise price of our stock option grants based on the closing market value of our common stock as reported on The Nasdaq Global Market on the date of grant. The value of the shares subject to our 2008 option grants to executive officers is reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables below.

We do not have any program, plan or obligation that requires us to grant equity or bonus compensation to any executive on specified dates. The Compensation Committee has adopted and maintained a practice to generally award stock options only at specific times in order to avoid any claim that grants to executive officers were initiated during periods potentially advantageous to them. Typically, during its January meeting, the Compensation Committee grants stock options to a broad group of employees, including executive officers, in amounts determined by the Compensation Committee. At its July meeting, the Compensation Committee makes grants to the executive officers and to certain employees who have performed at a high level and deserve recognition. Other than the annual grants described above, the Compensation Committee will only consider additional grants for new employees, employees who are promoted or granted additional responsibilities or, more rarely, employees who have performed at a level that warrants recognition.

At the meetings of the Compensation Committee held in January and February, 2009, the Committee decided no stock options or restricted stock awards would be granted to the Company’s executive officers at that time, but this decision could be revisited if appropriate. The Compensation Committee did grant stock options to non-executive employees on March 2, 2009.

As part of the retention plan approved by the Compensation Committee in November 2008, on March 18, 2009 the outstanding stock options held by CombinatoRx employees, including Mr. Borisy, Mr. Forrester, Mr. Cole and Mr. Randle, were modified such that in the event of the termination of their employment with CombinatoRx, such options could be exercised for two years following such termination.

Deferred Compensation

Effective December 1, 2007, the Compensation Committee approved the CombinatoRx Nonqualified Deferred Compensation Plan, a non-qualified tax-deferred compensation plan in which certain senior managers and officers of CombinatoRx may participate. As described under “Nonqualified Deferred Compensation Plan”

below, the nonqualified plan provides a tax-favorable vehicle for individuals to defer cash compensation, including base salary and bonus awards. The Compensation Committee determined that the non-qualified deferred compensation plan was appropriate to provide an additional long-term retention incentive to senior management and to allow for additional matching of deferral contributions due to the regulatory limitations imposed on Company matching contributions of contributions made by these individuals to the CombinatoRx qualified 401(k) Plan. Of the executive officers named in the Summary Compensation Table below, only Mr. Borisy, Mr. Forrester and Dr. Baird elected to participate in the non-qualified deferred compensation plan in the 2007 and 2008 plan years.

Severance and Change in Control Benefits

Our Board of Directors and its Compensation Committee determined that employment agreements with key executive officers are necessary and desirable to accomplish a variety of objectives. The employment agreements with Mr. Borisy, Mr. Forrester, Dr. Baird, Mr. Cole and Mr. Randle, and their amendments in 2008, were approved by our Board of Directors or Compensation Committee. The terms of these agreements resulted primarily from the need to attract the particular executive to work for CombinatoRx while it was a private or newly public company or to retain the particular executive over the course of employment with CombinatoRx as the company grew or its business needs changed.

Each of the employment agreements with our executive officers has a provision providing for certain severance benefits in the event of the termination of their employment by CombinatoRx without cause, or by them with good reason (both as defined in such agreements), and a provision providing for the acceleration of his or her then unvested options and restricted stock in the event of termination without cause or by the executive officer with good reason. The employment agreements, other than Mr. Forrester’s, also contain change of control benefits that are structured on a “double-trigger” basis, meaning that before an executive officer can receive a change of control payment: (1) a change of control must occur and (2) within a specified period of such change of control, the executive officer’s employment must be terminated without cause or the officer resigns from employment for good reason. The employment agreement for Mr. Forrester contains change of control benefits that are structured on a “single-trigger” basis, meaning that an executive officer can receive a change of control payment immediately upon the occurrence of a change of control. These provisions were included to motivate our executive officers to act in the best interests of the stockholders by removing the distraction of post change of control uncertainties faced by the executive officers with regard to continued employment and compensation. The Compensation Committee continues to believe the severance and change of control benefits provided to these executive officers under their employment agreements, in addition to the other elements of compensation provided, continue to be appropriate given the need to retain these experienced executives as it executes on its post-restructuring strategic plan and is consistent with the CombinatoRx compensation philosophy. These severance and acceleration provisions are described in the “Employment Agreements” section below, and estimates of these change of control benefits are provided in “Estimated Payments and Benefits Upon Termination” below.

Each of Messrs. Cole, Forrester and Randle and Dr. Baird have agreed not to compete with us during the term of their employment and for a period of one year after their employment ends, and Mr. Borisy agreed not to compete with us during the term of his employment and for a period of two years thereafter. These provisions are intended to protect CombinatoRx from the executive officer resigning from CombinatoRx and using the essential scientific and business knowledge gained while working for CombinatoRx to compete against us.

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and disability insurance, our 401(k) plan with matching contributions and our bonus program for employees who have served the Company for a number of years, in each case on the same basis as our other employees. There were no special benefits or perquisites provided to any executive officer in 2008, other than the payment of parking expenses for Messrs. Borisy and Forrester.

Conclusion

The Compensation Committee will continue to develop, analyze and review its methods for aligning executive management’s long-term compensation with the benefits generated for shareholders. The Compensation Committee believes the idea of creating ownership in CombinatoRx helps align management’s interests with the interests of shareholders. The Compensation Committee has no pre-determined timeline for implementing new or ongoing long-term incentive plans. New plans are reviewed, discussed and implemented as the Compensation Committee feels it is necessary and/or appropriate as a measure to incentivize, retain and/or reward CombinatoRx executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of CombinatoRx has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE:

Richard Pops (Chairman)

Sally Crawford

Barbara Deptula

W. James O’Shea

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s “principal executive officer”, “principal financial officer” and the three other highest paid executive officers as of December 31, 2008 (our “named executive officers”) for the years ended December 31, 2008, 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Bonus		Stock Awards ($)(1)		Option Awards ($)(2)	All Other Compensation ($)(18)		Total ($)
Alexis Borisy President and Chief Executive Officer	2008 2007 2006	466,250 425,000 350,000	— 212,500 200,000	(6) (7)	131,394 131,035 121,701	(10) (11) (12)	1,289,117 1,247,780 994,018	23,386 33,246 12,606		1,909,788 2,049,561 1,678,325

Robert Forrester Executive Vice President and Chief Financial Officer	2008 2007 2006	346,500 330,000 270,000	100,000 132,000 135,000	(8) (6) (7)	65,697 65,518 60,851	(13) (14) (15)	665,227 733,127 580,659	22,890 23,093 12,267		1,100,314 1,283,738 1,058,778

Lynn Baird(3) Former Senior Vice President, Regulatory, Quality and Clinical Operations	2008	294,000	—		50,704	(16)	241,278	265,883	(19)	851,865

Jason Cole(4) Senior Vice President and General Counsel	2008 2007	294,000 270,000	51,450 81,000	(9) (6)	27,243 —	(17)	358,078 271,738	10,640 10,471		741,411 633,209

John Randle(5) Senior Vice President, Commercial Development	2008	283,250	42,488	(9)	—		139,144	10,598		475,480

(1)	Amount reflects the compensation cost for the years ended December 31, 2008, 2007 and 2006, respectively, of the named executive officer’s awards of restricted common stock, calculated in accordance with SFAS 123(R). For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the SFAS 123(R) amounts will ever be realized by the executive. See notes 2 and 8 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 15, 2007 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards for the fiscal year ended December 31, 2006, notes 2 and 8 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards for the fiscal year ended December 31, 2007, and notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 16, 2009 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards for the fiscal year ended December 31, 2008.
(2)

Amount reflects the compensation cost for the years ended December 31, 2008, 2007 and 2006, respectively, of the named executive officer’s stock options, calculated in accordance with SFAS 123(R) and using a Black- Scholes valuation model for 2008, 2007 and 2006 awards, using SFAS 123 for 2005 awards and using APB No. 25 for awards prior to 2005. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the accounting compensation costs will ever be realized by the executive. See notes 2 and 8 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 15, 2007 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our stock option grants for the fiscal year ended December 31, 2006, notes

2 and 8 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 13, 2008 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our stock option grants for the fiscal year ended December 31, 2007 and notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 16, 2009 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our stock option grants for the fiscal year ended December 31, 2008 .

(3)	Dr. Baird’s employment with the Company ended effective January 30, 2009. Compensation information is not provided for Dr. Baird for the fiscal years ended December 31, 2006 and 2007, as Dr. Baird was not a named executive officer as of the end of such fiscal years.
(4)	Compensation information is not provided for Mr. Cole for the fiscal year ended December 31, 2006, as Mr. Cole was not a named executive officer as of the end of such fiscal year.
(5)	Compensation information is not provided for Mr. Randle for the fiscal years ended December 31, 2006 and 2007, as Mr. Randle was not a named executive officer as of the end of such fiscal year.
(6)	Bonus amounts for performance during the fiscal year ended December 31, 2007 were determined by the Compensation Committee on January 15, 2008 and paid in January 2008.
(7)	Bonus amounts for performance during the fiscal year ended December 31, 2006 were determined by the Compensation Committee on January 17, 2007 and paid in January 2007.
(8)	Bonus amounts for performance during the fiscal year ended December 31, 2008 were determined by the Compensation Committee on February 19, 2009 and paid in March 2009.
(9)	Bonus amounts for performance during the fiscal year ended December 31, 2008 were determined by the Compensation Committee on January 7, 2009.
(10)	Represents the compensation expense incurred by us in fiscal year 2008 in connection with a grant of 50,000 shares of restricted common stock to Mr. Borisy on January 26, 2006, calculated in accordance with SFAS 123R.
(11)	Represents the compensation expense incurred by us in fiscal year 2007 in connection with a grant of 50,000 shares of restricted common stock to Mr. Borisy on January 26, 2006, calculated in accordance with SFAS 123R.
(12)	Represents the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 50,000 shares of restricted common stock to Mr. Borisy on January 26, 2006, calculated in accordance with SFAS 123R. (13) Represents the compensation expense incurred by us in fiscal year 2008 in connection with a grant of 25,000 shares of restricted common stock to Mr. Forrester on January 26, 2006, calculated in accordance with SFAS 123R.
(14)	Represents the compensation expense incurred by us in fiscal year 2007 in connection with a grant of 25,000 shares of restricted common stock to Mr. Forrester on January 26, 2006, calculated in accordance with SFAS 123R.
(15)	Represents the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 25,000 shares of restricted common stock to Mr. Forrester on January 26, 2006, calculated in accordance with SFAS 123R.
(16)	Represents the compensation expense incurred by us in fiscal year 2008 in connection with a grant of 20,000 shares of restricted common stock to Dr. Baird on April 24, 2006, calculated in accordance with SFAS 123R.
(17)	Represents the compensation expense incurred by us in fiscal year 2008 in connection with a grant of 25,000 shares of restricted common stock to Mr. Cole on January 15, 2008, calculated in accordance with SFAS 123R.

(18)	Amount represents payment of parking expenses, group term life, accidental death and dismemberment and disability insurance premiums, bonuses for years of service and matching contributions under our 401(k) and non-qualified deferred compensation plan as follows:

For the year ended December 31, 2008:

Name	Parking	Insurance	401(k) Match	Non-qualified Deferred Compensation Plan Match
Alexis Borisy	$3,380	$1,356	$9,200	$9,450
Robert Forrester	$3,380	$1,650	$9,200	$8,660
Lynn Baird	$—	$1,541	$9,200	$2,560
Jason Cole	$—	$1,440	$9,200	$—
John Randle	$—	$1,398	$9,200	$—

For the year ended December 31, 2007:

Name	Parking	Insurance	Service Bonus	401(k) Match	Non-qualified Deferred Compensation Plan Match
Alexis Borisy	$2,960	$1,286	$5,000	$9,000	$15,000
Robert Forrester	$2,960	$1,653	$—	$9,000	$9,480
Jason Cole	$—	$1,471	$—	$9,000	$—

For the year ended December 31, 2006:

Name	Parking	Insurance	401(k) Match
Alexis Borisy	$2,790	$1,016	$8,800
Robert Forrester	$2,790	$677	$8,800
(19)	Includes the following amounts paid or payable to Dr. Baird in connection with her termination of employment on January 30, 2009: lump-sum severance of $222,000, continued payment of medical and dental insurance premiums until March 2, 2009 with an estimated value of $582. Also includes a payment in the amount of $30,000 as a retainer for services to be rendered by Dr. Baird under a consulting agreement entered into between the Company and Dr. Baird.

Grants of Plan-Based Awards

The following table shows information regarding grants of equity and other plan-based awards during the fiscal year ended December 31, 2008 to the Company’s named executive officers.

Name	Grant Date	All Other Stock and Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Stock and Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards (2)
Alexis Borisy President and Chief Executive Officer	01/15/08 07/15/08	255,000 152,500	(3) (4)	4.57 3.43	$ $	618,503 293,395

Robert Forrester Executive Vice President and Chief Financial Officer	01/15/08 07/15/08	150,000 87,500	(3) (4)	4.57 3.43	$ $	363,825 168,341

Lynn Baird Former Senior Vice President, Regulatory, Quality and Clinical Operations(5)	01/15/08 07/15/08	97,500 55,000	(3) (4)	4.57 3.43	$ $	236,486 105,815

Jason Cole Senior Vice President and General Counsel	01/15/08 01/15/08 07/15/08	25,000 97,500 55,000	(6) (3) (4)	— 4.57 3.43	$ $ $	114,250 236,486 105,815

John Randle Senior Vice President, Commercial Development	07/15/08	55,000	(4)	3.43		$105,815

(1)	The fair value exercise price of these stock options granted is determined by the Company based on the closing price of its common stock on the Nasdaq Global Market on the grant date.
(2)	Represents the fair value of each stock option as of the date it was granted, in accordance with SFAS 123(R) and using a Black-Scholes valuation model.
(3)	The options will vest with respect to 25% of the shares on January 15, 2009, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(4)	The options will vest with respect to 25% of the shares on July 15, 2009, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(5)	Dr. Baird’s employment with the Company ended effective January 30, 2009.
(6)	The restricted stock will vest with respect to 25% of the shares on January 26, 2009, with the remainder vesting in increments of 25% at the end of each year thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested restricted stock awards outstanding on December 31, 2008, the last day of our fiscal year, to each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Alexis Borisy President and Chief Executive Officer	— 25,714 57,143 42,857 197,143 150,000 28,125 65,625 15,625 — —	— — — — — 50,000 21,875 84,375 34,375 255,000 152,500	(4) (5) (6) (7) (8) (9)	— 0.8694 0.875 0.875 1.3125 8.21 8.35 8.79 6.47 4.57 3.43	— 03/01/12 06/27/13 02/26/14 12/08/14 12/15/15 07/12/16 01/17/17 07/11/17 01/15/18 07/15/18	25,000 — — — — — — — — — —	(2)	15,500 — — — — — — — — — —

Robert Forrester Executive Vice President and Chief Financial Officer	— 167,829 95,714 65,625 14,062 39,375 7,812 — —	— — — 21,875 10,938 50,625 17,188 150,000 87,500	(4) (5) (6) (7) (8) (9)	— 0.875 1.3125 8.21 8.35 8.79 6.47 4.57 3.43	— 02/26/14 12/08/14 12/15/15 07/12/16 01/17/17 07/11/17 01/15/18 07/15/18	12,500 — — — — — — — —	(2)	7,750 — — — — — — — —

Lynn Baird Former Senior Vice President, Regulatory, Quality and Clinical Operations(14)	— 31,250 7,031 16,406 3,906 — —	— 18,750 5,469 21,094 8,594 97,500 55,000	(10) (5) (6) (7) (8) (9)	— 10.12 8.35 8.79 6.47 4.57 3.43	— 04/24/16 07/12/16 01/17/17 07/11/17 01/15/18 07/15/18	10,000 — — — — — —	(13)	6,200 — — — — — —

Jason Cole, Esq. Senior Vice President and General Counsel	— 68,750 7,031 24,609 3,906 — —	— 31,250 5,469 31,641 8,594 97,500 55,000	(11) (5) (6) (7) (8) (9)	— 10.68 8.35 8.79 6.47 4.57 3.43	— 01/23/16 07/12/16 01/17/17 07/11/17 01/15/18 07/15/18	25,000 — — — — — —	(3)	15,500 — — — — — —

John Randle Senior Vice President, Commercial Development	39,062 —	85,938 55,000	(12) (9)	6.75 3.43	09/04/17 07/15/18	— —		— —

(1)	The market value of the restricted stock awards is determined by multiplying the number of shares by $0.62, the closing price of our common stock on the Nasdaq Global Market on December 31, 2008, the last trading day of 2008.

(2)	Subject to certain conditions specified in the relevant Restricted Stock Award Agreement, the restricted stock vested with respect to 25% of the shares on January 26, 2007, with the remainder vesting in increments of 25% on each January 26 thereafter.
(3)	Subject to certain conditions specified in the relevant Restricted Stock Award Agreement, the restricted stock vested with respect to 25% of the shares on January 26, 2009, with the remainder vesting in increments of 25% on each January 26 thereafter.
(4)	The option vested as to 25% of the shares on December 15, 2006, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(5)	The option vested as to 25% of the shares on July 12, 2007, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(6)	The option vests as to 25% of the shares on January 17, 2008, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(7)	The option vests as to 25% of the shares on July 11, 2008, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(8)	The option vested as to 25% of the shares on January 15, 2009, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(9)	The option vested as to 25% of the shares on July 15, 2009, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(10)	The option vested as to 25% of the shares on April 24, 2007, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(11)	The options will vest with respect to 25% of the shares on January 23, 2007, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(12)	The options will vest with respect to 25% of the shares on September 4, 2008, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(13)	Subject to certain conditions specified in the relevant Restricted Stock Award Agreement, the restricted stock vested with respect to 25% of the shares on April 24, 2007, with the remainder vesting in increments of 25% on each April 24 thereafter.
(14)	Dr. Baird’s employment with the Company ended effective January 30, 2009.

Option Exercises and Stock Vested

The following table shows the number of shares that vested under restricted stock awards held by each named executive officer during the year ended December 31, 2008. The named executive officers did not exercise any outstanding stock options during the year ended December 31, 2008.

	Stock Awards
Name	Number of shares acquired on vesting(#)	Value realized on vesting($)
Alexis Borisy(1)	12,500	64,375
Robert Forrester(1)	6,250	32,188
Lynn Baird(2)	5,000	17,900
Jason Cole	—	—
John Randle	—	—

(1)	Value realized on vesting of restricted stock awards does not represent proceeds from the sale of the vested common stock, but is determined by multiplying the number of shares that vested on January 26, 2008 by $5.15, the closing price of our common stock on the Nasdaq Global Market on January 25, 2008.
(2)	Value realized on vesting of restricted stock awards does not represent proceeds from the sale of the vested common stock, but is determined by multiplying the number of shares that vested on April 24, 2008 by $3.58, the closing price of our common stock on the Nasdaq Global Market on April 24, 2008.

Option Repricings

The Company has not engaged in any option repricings or other modifications to any of its outstanding equity awards during fiscal year ended December 31, 2008.

Nonqualified Deferred Compensation Plan

Effective December 1, 2007, the Compensation Committee approved the CombinatoRx Nonqualified Deferred Compensation Plan (the “NQ Plan”), a non-qualified tax-deferred compensation plan in which certain senior managers and officers of CombinatoRx may participate. The NQ Plan provides a tax-favorable vehicle for deferring cash compensation, including base salary and bonus awards. Under the NQ Plan, each year a participant may defer up to 25% of his or her base salary and up to 100% of his or her annual cash bonus pay. The participant will at all times be vested in the portion of his or her account attributable to the compensation the participant has elected to defer under the NQ Plan. CombinatoRx has established a special account for each participant; however, the obligation to pay the balance credited to such account will at all times be an unfunded and unsecured obligation of CombinatoRx and rank on parity with other unsecured and unsubordinated indebtedness of CombinatoRx from time to time outstanding. Of the executive officers named in the Summary Compensation Table above, only Mr. Borisy, Mr. Forrester and Dr. Baird elected to participate in the NQ Plan in the 2007 and 2008 plan years.

CombinatoRx may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to four percent (4%) of each such participant’s cash compensation for such year, less the amount of matching contributions made to our qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by CombinatoRx on the date the matching contribution is credited to the NQ Plan, which is typically the January following a participant’s election, and have deferred the maximum amount permitted under the tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals.

The following table shows the executive contributions, earnings and account balances for the named executive officers under the NQ Plan as of December 31, 2008.

Name	Executive Contributions in Last Fiscal Year(1)	Registrant Contribution in Last Fiscal Year(2)	Aggregate Earnings (Losses) in Last Fiscal Year(3)(4)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End(5)
Alexis Borisy(6)	$15,333	$0	$(11,529)	$0	$33,807
Robert Forrester(7)	$4,792	$0	$(7,225)	$0	$16,730
Lynn Baird(8)(9)	$70,438	$0	$(20,362)	$0	$68,463
Jason Cole	$—	$—	$—	$—	$—
John Randle	$—	$—	$—	$—	$—

(1)	Executive contribution amounts are included in the “Salary” or “Bonus” columns of the Summary Compensation Table.
(2)	In accordance with the terms of the NQ Plan, CombinatoRx’s matching contributions for amounts deferred by Mr. Borisy, Mr. Forrester and Dr. Baird for the 2008 plan year were funded by CombinatoRx in January 2009, and represented $9,450 for Mr. Borisy, $8,660 for Mr. Forrester and $2,560 for Dr. Baird, which amounts are included as “All Other Compensation” in the Summary Compensation Table.

(3)	The reported amount corresponds to a composite of the actual market earnings on a group of investment funds selected by the applicable Named Executive Officer for purposes of determining the notional investment return on his or her account balance for the fiscal year ended December 31, 2008.
(4)	Although 15 investment funds are available for selection under our NQ Plan, the investment selections for the 2008 fiscal year were concentrated primarily in the 12 investment funds named below. The rate of return for each fund for investments by participants during the fiscal year ended December 31, 2008 was as follows:

Name of Fund	% Rate of Return
Oppenheimer Global Opportunities	(41.9)%
Oppenheimer International Bond	(0.7)%
Oppenheimer Equity	(43.8)%
Premier Enhanced Individual Growth	(39.0)%
Premier Enhanced Individual Value Fund	(36.2)%
Premier Focused International	(41.9)%
Premier High Yield	(19.4)%
Premier Strategic Income Fund	(20.2)%
Select Focused Value	(43.1)%
Select Indexed Equity	(37.4)%
Select Midcap Growth	(41.3)%
Select Small Cap Growth	(40.0)%
(5)	The amount reported includes funds previously contributed to the NQ Plan by participants and CombinatoRx for the 2007 plan year and earnings or losses on such funds.
(6)	Mr. Borisy elected to have $16,000 of his 2008 base salary contributed to the NQ Plan, $15,333 of which was funded into NQ Plan during the fiscal year ended December 31, 2008.
(7)	Mr. Forrester elected to have $5,000 of his 2008 base salary contributed to the NQ Plan, $4,792 of which was funded into the NQ Plan during the fiscal year ended December 31, 2008 and elected to have $4,000 of his 2008 bonus compensation contributed to the NQ Plan, which amount was not funded into the NQ Plan until his bonus compensation was paid in March 2009, and such amount did not accrue investment earnings during the fiscal year ended December 31, 2008.
(8)	Dr. Baird’s employment with the Company ended effective January 30, 2009.
(9)	Dr. Baird elected to have $73,500 of her 2008 base salary contributed to the NQ Plan, $70,438 of which was funded into the NQ Plan during the fiscal year ended December 31, 2008.

Employment Agreements

We have entered into employment agreements with each of Alexis Borisy, our President and Chief Executive Officer, Robert Forrester, our Executive Vice President and Chief Financial Officer, Jason Cole, our Senior Vice President and General Counsel and John Randle, our Senior Vice President, Commercial Development that provide certain benefits to these executive officers in the event of the termination of their employment. Termination for cause is generally defined in each of these employment agreements as (i) conviction of a felony, (ii) willful failure to perform, or gross negligence in the performance of the executive’s duties and responsibilities, which failure or negligence continues after 30 days’ notice setting forth the failure in reasonable detail, (iii) material breach of any provision of the employment agreement, which remains uncured thirty days after notice, or (iv) material fraudulent conduct by the executive with respect to CombinatoRx. Good reason is generally defined in each of these employment agreements as (i) material reduction by CombinatoRx of the employee’s duties and responsibilities or material demotion or reduction in the employee’s authority, (ii) relocation of the employee’s place of employment to a point beyond a 50-mile radius of the Company’s then current office or (iii) material reduction by CombinatoRx of the employee’s base salary. In each of these employment agreements, a change in control is defined as (i) any person is or becomes the beneficial owner, directly or indirectly, of fifty (50%) or more of the outstanding common stock of CombinatoRx, (ii) a sale, merger or consolidation after which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities have been transferred to or acquired by a person or persons different from the persons who held such percentage of the total combined voting power immediately prior to such transaction, (iii) the sale, transfer or other disposition of all or substantially all of the Company’s assets to one or more persons (other than a wholly-owned subsidiary of the Company or a parent company whose stock ownership after the transaction is the same as the Company’s ownership before the transaction), or (iv) an acquisition, merger or similar transaction or a divestiture of a substantial portion of the Company’s business after which the executive officer’s role is not substantially the same as such role prior to the transaction. The employment agreements with all of the Company’s named executive officers contain confidentiality, invention assignment and non-competition provisions. Each of these agreements is further summarized below.

Mr. Borisy—Mr. Borisy is employed as our President and Chief Executive Officer pursuant to an employment agreement. Under the employment agreement, Mr. Borisy is entitled to receive an annual base salary that is subject to increase from time to time by the Board of Directors. Mr. Borisy is also entitled to an annual bonus based on Mr. Borisy’s and the Company’s performance against reasonably attainable goals determined by the Board of Directors in consultation with Mr. Borisy. In addition, the Board of Directors may in its discretion make an annual grant of stock options to Mr. Borisy based on his performance and the Company’s performance against reasonably attainable goals. Either Mr. Borisy or CombinatoRx may terminate his employment for any reason on 60 days’ notice. If CombinatoRx terminates Mr. Borisy without cause or if he terminates his employment for good reason, he is entitled to a lump sum payment equal to 24 months of his then current base salary, 24 months of the premium cost of participation in the Company’s medical and dental plans, subject to applicable law and plan terms, and accelerated vesting of 100% of the stock options and restricted stock which remain unvested on the date of termination, in each case subject to the execution of a release of claims. In the event CombinatoRx terminates Mr. Borisy without cause or Mr. Borisy terminates for good reason within two years following a change of control, with change of control defined in the employment agreement, Mr. Borisy would be entitled to the same severance benefits, except CombinatoRx is also obligated to pay any excise tax imposed under Section 4999 of the Internal Revenue Code on Mr. Borisy’s payments or benefits paid by CombinatoRx.

Robert Forrester—Mr. Forrester is employed as our Chief Financial Officer pursuant to an employment agreement. Under the employment agreement, Mr. Forrester is entitled to receive an annual base salary that is subject to further annual determination by the Compensation Committee, based on the recommendation of the Chief Executive Officer. Mr. Forrester is also entitled, upon the recommendation of the Chief Executive Officer to an annual performance-based bonus, either in cash or stock options, to be granted at the Company’s discretion. Either Mr. Forrester or CombinatoRx may terminate his employment for any reason on 60 days’ notice. If CombinatoRx terminates Mr. Forrester’s employment without cause or if Mr. Forrester terminates his employment for good reason, with cause and good reason defined in the employment agreement, he will be entitled to a lump sum payment equal to 24 months of his then current base salary, 24 months of the premium cost of participation in the Company’s medical and dental plans, subject to applicable law and plan terms, and accelerated vesting of 100% of the stock options and restricted stock which remain unvested on the date of termination, in each case subject to the execution of a release of claims. In the event of a change of control, with change of control defined in the employment agreement, CombinatoRx is obligated to pay Mr. Forrester twice his then base salary for 12 months in a lump sum at the closing of the change of control. If a change of control occurs, CombinatoRx is also obligated to accelerate vesting of all unvested stock options and restricted stock granted to Mr. Forrester and to pay any excise tax imposed under Section 4999 of the Internal Revenue Code on Mr. Forrester’s payments or benefits paid by CombinatoRx.

Lynn Baird—Dr. Baird was employed as our Senior Vice President, Regulatory, Quality and Clinical Operations pursuant to an employment agreement until January 30, 2009. In connection with Dr. Baird’s termination of employment, the Company entered into a Separation Agreement with Dr. Baird under which the Company agreed to provide Dr. Baird with a lump-sum payment in the amount of $222,000. In addition, the Company agreed to pay its portion of the COBRA medical insurance and dental premiums for Dr. Baird and her dependents until July 31, 2009. In connection with Dr. Baird’s separation, the Company also entered into a consulting agreement pursuant to which Dr. Baird agreed to provide consulting services to the Company regarding regulatory, quality and clinical operations matters. The consulting agreement is effective as of January 31, 2009, has an initial term of until June 30, 2009 and may be terminated by either party upon written notice. In connection with the consulting agreement, Dr. Baird will be paid a $10,000 monthly retainer for services to be rendered by her under the consulting agreement through April 30, 2009 and an hourly consulting rate thereafter. Under Dr. Baird’s employment agreement, in the event of the termination of her employment by CombinatoRx without cause, she was entitled to continuation of her base salary for six months, totalling $147,000, and payment of her medical and dental insurance premiums for six months. The Compensation Committee provided Dr. Baird with additional severance in a lump sum in partial consideration of her efforts on behalf of the Company during 2008 and approved the consulting agreement to have Dr. Baird provide continuity of support to the Company’s regulatory and clinical operations.

Jason Cole—Mr. Cole is employed as our Senior Vice President and General Counsel pursuant to an employment agreement. Under the employment agreement, Mr. Cole is entitled to receive an annual bonus based on Mr. Cole’s performance and the Company’s performance against reasonably attainable goals determined by the Compensation Committee after consultation with the Chief Executive Officer. Either Mr. Cole or CombinatoRx may terminate his employment for any reason. If CombinatoRx terminates Mr. Cole’s employment without cause or if Mr. Cole terminates his employment for good reason, with cause and good reason defined in the employment agreement, he will be entitled to a lump sum payment equal to 12 months of his then current base salary, 12 months of the premium cost of participation in the Company’s medical and dental plans, subject to applicable law and plan terms, and accelerated vesting of 100% of the stock options and restricted stock which remain unvested on the date of termination, in each case subject to the execution of a release of claims. In the event CombinatoRx terminates Mr. Cole without cause or Mr. Cole terminates for good reason within two years following a change of control, with change of control defined in the employment agreement, Mr. Cole would be entitled to the same severance benefits provided above.

John Randle—Mr. Randle is employed as our Senior Vice President, Commercial Development pursuant to an employment agreement. Under the employment agreement, Mr. Randle is entitled to receive an annual bonus based on Mr. Randle’s performance and the Company’s performance against reasonably attainable goals determined by the Compensation Committee after consultation with our Chief Executive Officer. Either Mr. Randle or CombinatoRx may terminate his employment for any reason. If CombinatoRx terminates Mr. Randle’s employment without cause or if Mr. Randle terminates his employment for good reason, with cause and good reason defined in the employment agreement, he will be entitled to a lump sum payment equal to 12 months of his then current base salary, 12 months of the premium cost of participation in the Company’s medical and dental plans, subject to applicable law and plan terms, and accelerated vesting of 100% of the stock options which remain unvested on the date of termination, in each case subject to the execution of a release of claims. In the event CombinatoRx terminates Mr. Randle without cause or Mr. Randle terminates for good reason within two years following a change of control, with change of control defined in the employment agreement, Mr. Randle would be entitled to the same severance benefits provided above.

Severance and Change in Control Arrangements

See “Employment Agreements” above for a description of the severance and change in control arrangements for Messrs. Borisy, Forrester, Cole and Randle and Dr. Baird.

The Compensation Committee of our Board of Directors, as plan administrator of our Amended and Restated 2000 Stock Option Plan and our Amended and Restated 2004 Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to outstanding options held by our named executive officers and any other person in connection with certain changes in control of the Company.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to each named executive officer in various termination and change in control situations has been estimated in the tables below. The value of the option and restricted stock vesting acceleration was calculated for each of the tables below based on the assumption that the change in control and the executive’s employment termination occurred on December 31, 2008. The closing price of the Company’s stock on the Nasdaq Global Market as of December 31, 2008, was $0.62, which was used as the value of the Company’s stock in the change in control. The value of the option vesting acceleration was calculated by multiplying the number of unvested option shares subject to vesting acceleration as of December 31, 2008 by the difference between the closing price of the Company’s stock as of December 31, 2008 and the exercise price for such unvested option shares. The value of the restricted stock vesting acceleration was calculated by multiplying the number of unvested shares of restricted stock subject to vesting acceleration as of December 31, 2008 by the closing price of the Company’s stock as of December 31, 2008.

Alexis Borisy

The following table describes the potential payments and benefits upon employment termination for Alexis Borisy, the Company’s President and Chief Executive Officer, as if his employment terminated as of December 31, 2008, the last business day of our last fiscal year.

Executive Benefits and Payments upon Termination	Voluntary Resignation not for Good Reason		Voluntary Resignation for Good Reason		Termination by Company not for Cause		Termination by Company for Cause	Termination by Company without Cause or Voluntary Resignation for Good Reason in Connection with or Following Change in Control
Compensation:
Base salary	$77,708	(1)	$932,500	(2)	$1,010,208	(3)	—	$932,500	(2)
Accelerated retention bonus	—		$300,000	(4)	$300,000	(4)	—	$300,000	(4)
Stock options unvested and accelerated	—		$0	(5)	$0	(5)	—	$0	(5)
Restricted stock unvested and accelerated	—		$15,500	(6)	$15,500	(6)	—	$15,500	(6)
Tax gross-up payment	—		—		—		—	$0	(7)

Benefits and perquisites:
Health care continuation	—		$23,692	(8)	$23,692	(8)	—	$23,692	(8)
Accrued vacation pay(9)	$3,832		$3,832		$3,832		$3,832	$3,832

Total	$81,540		$1,275,524		$1,353,232		$3,832	$1,275,524

(1)	Salary for required 60 days’ prior written notice of resignation, or 60 days’ pay in lieu of notice.
(2)	Twenty-four months of base salary prior to the termination, payable in a lump sum.
(3)	Twenty-four months of base salary prior to the termination, payable in a lump sum, plus salary for required 60 days’ prior written notice of termination, or 60 days’ pay in lieu of notice.
(4)	Represents acceleration of retention bonus under retention agreements.
(5)	Acceleration of 100% of Mr. Borisy’s then unvested options.
(6)	Acceleration of 100% of Mr. Borisy’s then unvested restricted stock.
(7)

Represents lump sum payment payable to Mr. Borisy if any compensation payable in connection with a change in control is subject to the excise tax provided by Section 4999 of the Internal Revenue Code of 1986. The gross-up figures assume a December 31, 2008 change in control and termination date. For purposes of these figures, the following are included as parachute payments: cash severance and retention bonus payable upon the termination in connection with the change of control, the value of any benefits continuation due in the event of such termination, and the value of the acceleration of outstanding equity awards, all determined in accordance with applicable federal tax regulations. Any earned but unpaid salary, vacation or similar pay due following the termination is not treated as a parachute payment. In addition, these figures assume that all outstanding stock options are cashed out in the assumed transaction for an amount equal to the excess, if any, of $0.62 (the closing price of our common stock on December 31, 2008, the last business day of the year) over the exercise price per share under the stock option, multiplied by the number of shares subject to the option. These figures assume that no amounts will be discounted as attributable to reasonable compensation and no value is attributed to the executive executing a non-competition agreement in connection with the assumed termination of employment.

(8)	Payment of the COBRA health and dental insurance premiums for Mr. Borisy and his dependents for up to 24 months.
(9)	Based on three vacation days available to Mr. Borisy at December 31, 2008.

Robert Forrester

The following table describes the potential payments and benefits upon employment termination for Robert Forrester, the Company’s Executive Vice President and Chief Financial Officer, as if his employment terminated as of December 31, 2008, the last business day of our last fiscal year.

Executive Benefits and Payments upon Termination	Voluntary Resignation not for Good Reason		Voluntary Resignation for Good Reason		Termination by Company not for Cause		Termination by Company for Cause	Upon the Occurrence of a Change in Control		Termination by Company without Cause or Voluntary Resignation for Good Reason in Connection with or Following Change in Control
Compensation:
Base salary	$57,750	(1)	$693,000	(2)	$750,750	(3)	—	$693,000	(4)	—
Accelerated retention bonus	—		$250,000	(5)	$250,000	(5)	—	$—		$250,000	(5)
Stock options unvested and accelerated	—		$0	(6)	$0	(6)	—	$0	(6)	—
Restricted Stock unvested and accelerated	—		$7,750	(7)	$7,750	(7)	—	$7,750	(7)	—
Tax gross-up payment	—		—		—		—	—		$0	(8)

Benefits and perquisites:
Health care continuation	—		$22,536	(9)	$22,536	(9)	—	—		$22,536	(9)
Accrued vacation pay(19)	$0		$0		$0		—	$0		$0

Total	$57,750		$973,286		$1,031,036		$0	$700,750		$272,536

(1)	Salary for required 60 days’ prior written notice of resignation.
(2)	24 months of base salary prior to the termination, payable in a lump sum.
(3)	24 months of base salary prior to the termination, payable in a lump sum, plus salary for required 60 days’ prior written notice of termination, or 60 days’ pay in lieu of notice.
(4)	24 months of base salary prior to the change in control, payable in a lump sum.
(5)	Represents acceleration of retention bonus under retention agreement.
(6)	Acceleration of 100% of Mr. Forrester’s then unvested options.
(7)	Acceleration of 100% of Mr. Forrester’s then unvested restricted stock.
(8)

Represents lump sum payment payable to Mr. Forrester if any compensation payable in connection with a change in control is subject to the excise tax provided by Section 4999 of the Internal Revenue Code of 1986. The gross-up figures assume a December 31, 2008 change in control and termination date. For purposes of these figures, the following are included as parachute payments: cash severance and retention bonus payable upon the termination in connection with the change of control, the value of any benefits continuation due in the event of such termination, and the value of the acceleration of outstanding equity awards, all determined in accordance with applicable federal tax regulations. Any earned but unpaid salary, vacation or similar pay due following the termination is not treated as a parachute payment. In addition, these figures assume that all outstanding stock options are cashed out in the assumed transaction for an amount equal to the excess, if any, of $0.62 (the closing price of our common stock on December 31, 2008, the last business day of the year) over the exercise price per share under the stock option, multiplied by the number of shares subject to the option. These figures assume that no amounts will be discounted as attributable to reasonable compensation and no value is attributed to the executive executing a non-competition agreement in connection with the assumed termination of employment.

(9)	Payment of the COBRA health and dental insurance premiums for Mr. Forrester and his dependents for up to 24 months.
(10)	Based on zero vacation days available to Mr. Forrester at December 31, 2008.

Lynn Baird

On January 30, 2009, Dr. Baird’s employment with the Company ended. In connection with Dr. Baird’s separation, we entered into a separation agreement and a consulting agreement with Dr. Baird, the terms of which are described above under “Employment Agreements.”

Jason Cole

The following table describes the potential payments and benefits upon employment termination for Jason Cole, the Company’s Senior Vice President and General Counsel, as if his employment terminated as of December 31, 2008, the last business day of our last fiscal year.

Executive Benefits and Payments upon Termination	Voluntary Resignation not for Good Reason	Voluntary Resignation for Good Reason		Termination by Company not for Cause		Termination by Company for Cause	Termination by Company without Cause or Voluntary Resignation for Good Reason in Connection with or Following Change in Control
Compensation:
Base salary	—	$294,000	(1)	$294,000	(1)	—	$294,000	(1)
Accelerated retention bonus	—	$150,000	(2)	$150,000	(2)	—	$150,000	(2)
Stock options unvested and accelerated	—	$0	(3)	$0	(3)	—	$0	(3)
Restricted stock unvested and accelerated	—	$15,500	(4)	$15,500	(4)	—	$15,500	(4)

Benefits and perquisites:
Health care continuation	—	$11,268	(5)	$11,268	(5)	—	$11,268	(5)
Accrued vacation pay(6)	$1,208	$1,208		$1,208		$1,208	$1,208

Total	$1,208	$471,976		$471,976		$1,208	$471,976	(7)

(1)	Twelve months of base salary prior to the termination, payable in a lump sum.
(2)	Represents acceleration of retention bonus under retention agreement.
(3)	Acceleration of 100% of Mr. Cole’s then unvested options.
(4)	Acceleration of 100% of Mr. Cole’s then unvested restricted stock.
(5)	Payment of the COBRA health and dental insurance premiums for Mr. Cole and his dependents for up to 12 months.
(6)	Based on one and one half vacation days available to Mr. Cole at December 31, 2008.
(7)	To the extent compensation payable to Mr. Cole in connection with a change in control is subject to the excise tax provided by Section 4999 of the Internal Revenue Code of 1986, Mr. Cole may elect to either pay such excise tax or have such payments reduced to the extent necessary, so he shall not be liable for any such excise tax.

John Randle

The following table describes the potential payments and benefits upon employment termination for John Randle, the Company’s Senior Vice President, Commercial Development, as if his employment terminated as of December 31, 2008, the last business day of our last fiscal year.

Executive Benefits and Payments upon Termination	Voluntary Resignation not for Good Reason	Voluntary Resignation for Good Reason		Termination by Company not for Cause		Termination by Company for Cause	Termination by Company without Cause or Voluntary Resignation for Good Reason in Connection with or Following Change in Control
Compensation:
Base salary	—	$283,500	(1)	$283,500	(1)	—	$283,500	(1)
Accelerated retention bonus	—	$150,000	(2)	$150,000	(2)	—	$150,000	(2)
Stock options unvested and accelerated	—	$0	(3)	$0	(3)	—	$0	(3)

Benefits and perquisites:
Health care continuation	—	$11,268	(4)	$11,268	(4)	—	$11,268	(4)
Accrued vacation pay(5)	$0	$0		$0		$0	$0

Total	$0	$444,768		$444,768		$0	$444,768	(6)

(1)	Twelve months of base salary prior to the termination, payable in a lump sum.
(2)	Represents acceleration of retention bonus under retention agreement.
(3)	Acceleration of 100% of Mr. Randle’s then unvested options.
(4)	Payment of the COBRA health and dental insurance premiums for Mr. Randle and his dependents for up to 12 months.
(5)	Based on zero vacation days available to Mr. Randle at December 31, 2008.
(6)	To the extent compensation payable to Mr. Randle in connection with a change in control is subject to the excise tax provided by Section 4999 of the Internal Revenue Code of 1986, Mr. Randle may elect to either pay such excise tax or have such payments reduced to the extent necessary, so he shall not be liable for any such excise tax.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

On September 28, 2006, based on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors adopted a new non-employee director compensation policy, to replace the previous non-employee director compensation policy, which went into effect upon our initial public offering on November 9, 2005.

Under the terms of the director compensation policy, non-employee directors each receive an annual cash retainer in the amount of $25,000, payable quarterly, for their service as directors. Each non-employee director also receives an annual cash retainer of $5,000, payable quarterly, for each standing committee of the Board of Directors they serve on. The chairperson of the Board of Directors receives an additional $10,000 per year for his or her service, the chairperson of the Audit Committee receives an additional $10,000 per year for his or her service, and the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee each receives $5,000 per year for his or her service.

Under the terms of the director compensation policy, non-employee directors will also be entitled to receive options under our Amended and Restated 2004 Incentive Plan to purchase 25,000 shares of Company common stock upon initial election or appointment to the Board of Directors and an annual grant of options to purchase 12,500 shares of our common stock for service at and after each Annual Meeting of Stockholders. The exercise price of all options granted to non-employee directors may not be less than 100% of the fair market value of our common stock on the date of the grant. All options granted pursuant to the director compensation policy expire ten years after the date of grant and, in the case of grants upon initial election or appointment, become exercisable, 25% on the first anniversary of the date of grant and in increments of 6.25% at the end of each three-month period thereafter, except that in the event of a change of control the options may, upon the determination of the Compensation Committee, accelerate and become immediately exercisable. Option grants made pursuant to the director compensation policy on an annual basis will become fully exercisable on the first anniversary of the date of grant.

In connection with the adoption of the director compensation policy, the Compensation Committee retained the executive compensation consulting firm of Watson Wyatt to benchmark non-employee director compensation. The report provided by Watson Wyatt indicated that the Company’s compensation of non-employee directors was below the median compensation for comparable peer companies. The report compared our non-employee director compensation with that of 16 comparable companies, including Acadia Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., Ariad Pharmaceuticals Inc., CuraGen Corporation, Genta Incorporated, Idenix Pharmaceuticals, Inc., ISIS Pharmaceuticals, Inc., Metabasis Therapeutics, Inc., Momenta Pharmaceuticals, Inc., NitroMed, Inc., Novavax Inc., Panacos Pharmaceuticals, Inc., Sciclone Pharmaceuticals, Inc., Trimeris, Inc. and Viacell, Inc. and Vical Incorporated, analyzing various factors such as geography, employee headcount, capitalization, product candidate pipeline, and therapeutic focus. Our Compensation Committee realizes that benchmarking the Company’s outside directors’ compensation against the compensation earned at comparable companies may not always be appropriate but believes that engaging in a comparative analysis of the Company’s compensation practices is useful at this point in the life cycle of the Company.

CombinatoRx also reimburses members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Directors who are also CombinatoRx employees receive no additional compensation for serving as directors.

Director Compensation

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash($)	Option Awards($)(1)		Total($)
Sally Crawford	$30,000	$39,449	(2)	$69,449
Barbara Deptula	$35,000	$73,813	(3)	$108,813
Patrick Fortune	$40,000	$42,416	(4)	$82,416
Frank Haydu	$45,000	$115,826	(5)	$160,826
Michael Kauffman	$30,000	$64,489	(6)	$94,489
W. James O’Shea	$30,000	$39,449	(7)	$69,449
Richard Pops	$35,000	$154,004	(8)	$189,004

(1)	This column reflects the compensation cost for the year ended December 31, 2008 of each director’s options, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model for 2008, 2007 and 2006 awards, using SFAS 123 for 2005 awards and using APB No. 25 for awards prior to 2005. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the accounting compensation costs will ever be realized by the director. See notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 16, 2008 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our stock option grants.
(2)	As of December 31, 2008, Ms. Crawford held options to purchase an aggregate of 37,500 shares of our common stock, 9,375 shares of which were vested as of December 31, 2008.
(3)	As of December 31, 2008, Ms. Deptula held options to purchase an aggregate of 66,057 shares of our common stock, 45,700 shares of which were vested as of December 31, 2008.
(4)	As of December 31, 2008, Dr. Fortune held options to purchase an aggregate of 37,500 shares of our common stock, 22,857 shares of which were vested as of December 31, 2008.
(5)	As of December 31, 2008, Mr. Haydu held options to purchase an aggregate of 66,071 shares of our common stock, 51,428 shares of which were vested as of December 31, 2008.
(6)	As of December 31, 2008, Mr. Kauffman held options to purchase an aggregate of 47,857 shares of our common stock, 26,786 shares of which were vested as of December 31, 2008.
(7)	As of December 31, 2008, Mr. O’Shea held options to purchase an aggregate of 37,500 shares of our common stock, 9,375 shares of which were vested as of December 31, 2008.
(8)	As of December 31, 2008, Mr. Pops held options to purchase an aggregate of 120,928 shares of our common stock, 106,285 shares of which were vested as of December 31, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of December 31, 2008, the Compensation Committee consisted of Mr. Pops, as Chairman, Ms. Crawford, Ms. Deptula and Mr. O’Shea. None of the current members of the Compensation Committee is or was an officer or employee of CombinatoRx. During 2008, none of the Company’s executive officers served as a director or member of the Compensation Committee of any other entity whose executive officers served on the CombinatoRx Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of common stock of CombinatoRx beneficially owned, directly or indirectly, as of April 27, 2009, by (i) each current director of CombinatoRx, (ii) each named executive officer of CombinatoRx, (iii) all directors and named executive officers of CombinatoRx as a group, and (iv) each person who is known to CombinatoRx to beneficially own more than five percent (5%) of the outstanding shares of common stock of CombinatoRx, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted. Unless otherwise indicated, the address for each person listed below is c/o CombinatoRx, Incorporated, 245 First Street, Sixteenth Floor, Cambridge, Massachusetts 02142.

Beneficial ownership is determined by the rules of the Securities and Exchange Commission and includes voting or investment power of the securities. As of April 27, 2009, CombinatoRx had 35,091,694 shares of common stock outstanding. Shares of common stock subject to options or other rights to purchase which are now exercisable or are exercisable within 60 days after April 27, 2009 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with BVF, Inc.(1)	10,649,271	30.3%
Entities affiliated with Arnhold and S. Bleichroeder Advisers, LLC(2)	4,125,459	11.8%
Entities affiliated with Austin Marxe and David Greenhouse(3)	1,847,963	5.3%

Directors and Named Executive Officers
Alexis Borisy(4)	1,014,436	2.8%
Robert Forrester(5)	480,737	1.4%
Jason Cole(6)	173,692	*
John Randle(7)	54,687	*
Sally Crawford(8)	25,000	*
Barbara Deptula(9)	61,771	*
Patrick Fortune(10)	1,518,067	4.3%
Frank Haydu(11)	64,642	*
Michael Kauffman(12)	42,143	*
W. James O’Shea(13)	25,000	*
Richard Pops(14)	119,499	*
All current named executive officers and directors as a group (11 persons)(15)	3,579,674	9.7%

*	Represents holdings of less than 1%
(1)	The address for BVF, Inc. is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611. The number of shares of common stock beneficially owned by BVF, Inc. is as of December 5, 2008, as disclosed in a Schedule 13D/A filed with the SEC. Of the 10,649,271 shares of common stock beneficially owned by BVF, Inc. and BVF Partners L.P. (“Partners”), Biotechnology Value Fund, L.P. (“BVF”) beneficially owned 2,391,971 shares of common stock, Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owned 1,665,900 shares of common stock, BVF Investments, L.L.C. (“Investments”) beneficially owned 5,951,000 shares of common stock and Investment 10, L.L.C. (“ILL10”) beneficially owned 640,400 shares of common stock. Partners and BVF, Inc. share voting and dispositive power over shares of the common stock beneficially owned by BVF, BVF2, Investments and those owned by ILL10, on whose behalf Partners acts as an investment manager and, accordingly, Partners and BVF, Inc. have beneficial ownership of all of the shares of the common stock owned by such parties.

(2)	The address for Arnhold and S. Bleichroeder Advisers, LLC is 1345 Avenue of the Americas, New York, New York 10105. The number of shares of common stock beneficially owned by Arnhold and S. Bleichroeder Advisers, LLC (“ASB”), is as of February 12, 2009, as disclosed in a Schedule 13G/A filed with the SEC. ASB is an investment adviser registered under the Investment Advisers Act of 1940 and may be deemed to be the beneficial owner of 4,125,459 shares of common stock, as a result of acting as investment adviser to various clients. Clients of ASB have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such common stock. First Eagle Value in Biotechnology Master Fund, Ltd., a Cayman Islands company for which ASB acts as investment adviser, may be deemed to beneficially own 3,091,110 of these 4,125,459 shares.
(3)	The address for Austin Marxe (“Marxe”) and David Greenhouse (“Greenhouse”) is 27 Madison Avenue, Suite 2600, New York, New York 10022. The number of shares of common stock beneficially owned by Messrs. Marxe and Greenhouse is as of February 13, 2009, as disclosed in a Schedule 13G filed with the SEC. The 1,847,963 shares of common stock beneficially owned by Messrs. Marxe and Greenhouse includes 235,402 shares of common stock held by Special Situations Cayman Fund, L.P. (“Cayman”), 943,849 shares of common stock held by Special Situations Fund III QP, L.P. (“SSFQP”), 235,005 shares of common stock held by Special Situations Private Equity Fund, L.P. (“SSPE”) and 415,707 shares of common stock held by Special Situations Life Sciences Fund, L.P. (Life Sciences). Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Cayman. AWM also serves as the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of SSFQP. Marxe and Greenhouse are members of MG Advisers L.L.C. the general partner of SSPE. Marxe and Greenhouse are also members of LS Advisers L.L.C. the general partner of Life Sciences. AWM serves as the investment adviser to SSFQP, SSPE and Life Sciences.
(4)	Consists of 299,704 shares of common stock, 12,500 shares of restricted common stock and 702,232 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(5)	Consists of 18,133 shares of common stock, 6,250 shares of restricted common stock and 456,354 shares of common stock underlying options exercisable within 60 days of April 27, 2009. A total of 3,000 shares of the common stock beneficially owned by Mr. Forrester is held by trusts to benefit his minor children.
(6)	Consists of 3,617 shares of common stock, 18,750 shares of restricted common stock and 151,325 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(7)	Consists of 54,687 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(8)	Consists of 25,000 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(9)	Consists of 61,771 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(10)	Consists of 36,071 shares of common stock underlying options exercisable within 60 days of April 27, 2009 and 6,335 shares of common stock held by Boston Millennia Associates II Partnership; 175,215 shares of common stock held by Boston Millennia Partners GmbH & Co. KG; 1,230,438 shares of common stock held by Boston Millennia Partners II Limited Partnership; 58,941 shares of common stock held by Boston Millennia Partners II-A Limited Partnership; and 11,067 shares of common stock held by Strategic Advisors Fund Limited Partnership. Patrick Fortune is a partner of Glen Partners II Limited Partnership, the sponsor of some of these investment funds. Mr. Fortune disclaims beneficial ownership of the shares held by each of the Boston Millennia funds, except to the extent of his pecuniary interest therein.
(11)	Consists of 64,642 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(12)	Consists of 42,143 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(13)	Consists of 25,000 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(14)	Consists of 119,499 shares of common stock underlying options exercisable within 60 days of April 27, 2009.
(15)	See footnotes 4-14 above.

Item 13.	Certain Relationships and Related Transactions and Director Independence

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

In April 2007, the Board of Directors adopted a written policy and procedures for the review, approval and ratification of transactions involving CombinatoRx and “related persons” (directors and executive officers or their immediate family members, or shareholders beneficially owning more than five percent of the common stock). The policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant, in which the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Audit Committee, or if time is of the essence, the Chair of the Audit Committee. If a director is involved in the transaction, he or she may not participate in any review, approval or ratification of such transaction. Related person transactions are approved by the Audit Committee only if, based on all of the facts and circumstances, they are in, or not inconsistent with, the best interests of the Company and our shareholders, as the Committee determines in good faith. The Audit Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may also impose such conditions as it deems necessary and appropriate on the Company or the related person in connection with the transaction. In the case of a transaction presented to the Audit Committee for ratification, the Audit Committee may ratify the transaction or determine whether rescission of the transaction is appropriate.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2008, CombinatoRx has engaged in the following transactions with its directors, officers and holders of more than five percent of its voting securities and their affiliates.

CombinatoRx (Singapore) Pte. Ltd.

On August 16, 2005, we formed a subsidiary in Singapore, CombinatoRx (Singapore) Pte. Ltd., for the purpose of conducting discovery and development of product candidates to treat infectious diseases. We own 51% of the subsidiary’s capital stock. BioMedical Sciences Investment Fund Pte Ltd, an affiliate of Bio*One Capital Pte Ltd, a biomedical sciences investment management company associated with Singapore’s Economic Development Board (EDB), has invested $2.5 million in shares of convertible, redeemable preferred stock of the subsidiary, which represents on an as-converted basis 49% of the subsidiary’s capital stock. BioMedical Sciences has invested an additional $17.5 million in the subsidiary through the purchase of a series of convertible promissory notes issued by the subsidiary after the achievement of certain milestones related to the development of infectious disease product candidates. A Series 1 convertible note with a principal amount of $5.5 million was purchased concurrently with the initial investment in the subsidiary’s preferred stock on August 30, 2005, a $3.5 million Series 2 convertible note was purchased on June 8, 2006, a $3.5 million Series 3 convertible note was purchased on May 30, 2007, and Series 4 and 5 convertible notes with an aggregate principal amount of $5.0 million were purchased on August 5, 2008. We are planning to divest our ownership interest in our Singapore subsidiary and are in discussions with BioMedical Sciences to complete the divestiture this year.

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

Registration Rights

Funds managed by Boston Millennia Partners hold 1,481,966 shares of CombinatoRx common stock and are entitled to require us to register their shares or participate in a registration of shares by us under the Securities Act. Patrick Fortune, one of our directors, is a partner of Glen Partners II Limited Partnership, the sponsor of the Boston Millennia funds.

Indemnification Agreements

CombinatoRx has entered into indemnification agreements with each of its current non-employee directors to give such directors additional contractual assurances regarding the scope of the indemnification set forth in the Company’s certificate of incorporation and By-Laws and to provide additional procedural protections.

Other Agreements with Executive Officers, Directors and their Affiliates

The following agreements are in effect with the Company’s executive officers, directors, and their affiliates as of April 27, 2009:

Name of Officer, Director, or Affiliate thereof	Name of Agreement
Dr. Gary Borisy, father of Alexis Borisy	• Scientific Advisory Board Member Confidentiality, Non-Disclosure and Proprietary Rights Agreement.(1)
• Stock Option Agreement to purchase 7,143 shares of our common stock.(2)

(1)	CombinatoRx also reimburses Dr. Gary Borisy’s expenses in connection with his service as a Scientific Advisor.
(2)	Consists of 7,143 shares with an exercise price of $0.18 pursuant to an agreement dated May 3, 2001.

Item 14.	Principal Accounting Fees and Services

The firm of Ernst & Young LLP, independent auditors, has been selected by the Audit Committee as auditors for CombinatoRx for the fiscal year ending December 31, 2008. Ernst & Young LLP acted as independent auditors for CombinatoRx for the year ended December 31, 2008. The Audit Committee, or a designated member thereof, pre-approves each audit and non-audit service rendered by Ernst & Young LLP to CombinatoRx pursuant to the Company’s Audit and Non-Audit Pre-Approval Policy.

The following table shows information about fees paid by CombinatoRx to Ernst & Young LLP during the fiscal years ended December 31, 2008 and 2007.

	Fiscal Year 2008	Percentage of 2008 Services Approved by Audit Committee	Fiscal Year 2007	Percentage of 2007 Services Approved by Audit Committee
Audit fees(1)	$323,700	100%	$374,600	100%
Audit-related fees(2)	$5,900	100%	$5,691	100%
Tax fees(3)	$—	100%	$6,760	100%
All other fees	$—	100%	$—	—%

Total fees	$329,600	100%	$387,051	100%

(1)	Audit fees in 2007 include fees in the amount of $52,000 for the Company’s registered direct offering and related consents and comfort letters.
(2)	Audit-related fees in 2008 and 2007 relate to agreed upon procedures performed by Ernst & Young LLP for CombinatoRx (Singapore) Pte. Ltd. related to the grant from the Singapore Economic Development Board.
(3)	Tax fees 2007 include consultation on tax matters related to CombinatoRx (Singapore) Pte. Ltd. and other tax planning and advice.

AUDIT COMMITTEE REPORT (1)

The Audit Committee has reviewed the Company’s audited financial statements for the fiscal year ended December 31, 2008 and has discussed these statements with management and Ernst & Young LLP, the Company’s independent registered public accounting firm. The Company’s management is responsible for the preparation of the Company’s financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. Ernst & Young LLP is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls.

The Audit Committee also received from, and discussed with, Ernst & Young LLP the written disclosures and other communications that the Company’s independent registered public accounting firm is required to provide to the Audit Committee, including the matters required to be discussed by Statement on Auditing Standards 61 (Communication with Audit Committees), which we refer to as SAS 61. SAS 61 (as codified in AU Section 380 of the Codification of Statements on Auditing Standards) requires our independent registered public accounting firm to discuss with the Audit Committee, among other things, the following:

•	methods to account for significant unusual transactions;

•	the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•

the process used by management in formulating particularly sensitive accounting estimates and the basis for the independent registered public accounting firm’s conclusions regarding the reasonableness of those estimates; and

•	disagreements with management regarding financial accounting and reporting matters and audit procedures.

Ernst & Young LLP also provided the Audit Committee with the written disclosures and the letter required by Rule 3526 of the Public Company Accounting Oversight Board (PCAOB). PCAOB Rule 3526 requires independent registered public accounting firms annually to disclose in writing all relationships that in their professional opinion may reasonably be thought to bear on independence, to confirm their perceived independence and engage in a discussion of independence. The Audit Committee has reviewed this disclosure and has discussed with Ernst & Young their independence from CombinatoRx.

Based on its discussions with management and our independent registered public accounting firm, and its review of the representations and information provided by management and our independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

Respectfully submitted by the

Audit Committee,

Frank Haydu, Chairperson

Patrick Fortune

Michael Kauffman

(1)	This Section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of CombinatoRx under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBINATORX, INCORPORATED

By:	/S/ ALEXIS BORISY
Alexis Borisy
President and Chief Executive Officer

Date: April 30, 2009