Form 10-Q
period 2009-03-31
COMBINATORX, INC
filed 2009-05-11
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2009: 35,091,694 shares

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

CombinatoRx, Incorporated

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,993	$10,380
Restricted cash	1,250	1,250
Short-term investments	27,178	36,614
Accounts receivable	335	339
Unbilled accounts receivable	236	517
Prepaid expenses and other current assets	952	1,079

Total current assets	37,944	50,179

Property and equipment, net	12,626	13,395
Restricted cash and other assets	2,951	2,923

Total assets	$53,521	$66,497

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,447	$2,958
Accrued expenses	3,870	4,484
Accrued restructuring	548	1,902
Deferred revenue	5,434	5,484
Convertible notes payable of subsidiary	19,423	19,189
Current portion of lease incentive obligation	575	575

Total current liabilities	31,297	34,592

Deferred revenue, net of current portion	5,088	6,390
Deferred rent, net of current portion	1,659	1,681
Lease incentive obligation, net of current portion	3,930	4,074
Accrued restructuring, net of current portion	954	968

Minority interest in subsidiary	2,948	2,917

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 35,092 and 35,090 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	35	35
Additional paid-in capital	268,583	267,238
Accumulated other comprehensive income	12	73
Accumulated deficit	(260,985)	(251,471)

Stockholders’ equity	7,645	15,875

Total liabilities and stockholders’ equity	$53,521	$66,497

CombinatoRx, Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2009	2008
Revenue:
Collaborations	$2,557	$2,927
Government contracts and grants	480	428

Total revenue	3,037	3,355

Operating expenses:
Research and development	8,287	16,986
General and administrative	3,648	3,857
Restructuring	441	—

Total operating expenses	12,376	20,843

Loss from operations	(9,339)	(17,488)
Interest income	127	1,179
Interest expense	(235)	(382)
Other expense	(36)	—

Net loss before provision for income taxes	(9,483)	(16,691)
Provision for income taxes	—	(20)

Net loss	$(9,483)	$(16,711)

Net loss per share applicable to common stockholders—basic and diluted	$(0.27)	$(0.48)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	35,013,381	34,707,142

CombinatoRx, Incorporated

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months ended March 31,
	2009	2008
Operating activities
Net loss	$(9,483)	$(16,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	861	908
Non-cash interest expense	234	170
Non-cash rent expense	(144)	(162)
Stock-based compensation expense	1,343	1,736
Decrease in deferred rent	(22)	(15)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	4	(2)
Decrease in unbilled accounts receivable	281	52
Decrease in prepaid expenses and other assets	99	899
(Decrease) increase in accounts payable	(1,511)	563
Decrease in accrued restructuring	(1,368)	—
(Decrease) increase in accrued expenses	(614)	1,785
Decrease in deferred revenue	(1,352)	(1,446)

Net cash used in operating activities	(11,672)	(12,223)

Investing activities
Purchases of property and equipment	(92)	(541)
Purchases of short-term investments	(35,415)	(100,305)
Sales and maturities of short-term investments	44,790	112,070

Net cash provided by investing activities	9,283	11,224

Financing activities
Proceeds from exercise of stock options	2	17
Repurchases of common stock	—	(125)
Repayment of notes payable	—	(743)

Net cash provided by (used in) financing activities	2	(851)
Net decrease in cash and cash equivalents	(2,387)	(1,850)

Cash and cash equivalents at beginning of the period	10,380	11,585

Cash and cash equivalents at end of the period	$7,993	$9,735

CombinatoRx, Incorporated

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

2. Recent Accounting Pronouncements

On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. In issuing the FSP, the FASB agreed with those that believe the current accounting for these instruments does not appropriately reflect the underlying economics as the value of the conversion options are not captured as borrowing costs (i.e., interest expense) and their potential dilutive effects are not fully reflected in earnings per share. The Company adopted the FSP on January 1, 2009. The transition guidance issued by FASB requires retrospective application to all periods presented. The Company has reviewed the FSP in connection with the convertible notes issued by its Singapore subsidiary and believes the FSP is not applicable to these convertible notes since they are not settleable in cash upon conversion.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141(R), “Business Combination”, (“SFAS 141(R)”). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development expense and either amortize it over the life of the relevant project, or write it off if the project is abandoned or impaired. Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and the Company did not have any business combinations during the quarter ended March 31, 2009, the adoption of SFAS 141(R) did not have an impact on the Company’s consolidated financial statements.

In December 2007 FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), effective January 1, 2009. SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. It also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS 160 on January 1, 2009. The noncontrolling interest in the Company’s Singapore subsidiary represents preferred stock that is redeemable at the option of the holder and is classified in the “mezzanine” section between liabilities and stockholders’ equity on the balance sheet in accordance with ASR 268 Presentation in Financial Statements of Redeemable Preferred Stock (“ASR 268”). Additionally, the Company does not attribute losses of the subsidiary to the noncontrolling interest since the preferred stock is equal to its liquidation preference. As such, the Company concluded that the adoption of SFAS 160 did not have a material impact on the consolidated financial statements as of March 31, 2009 and for the three month period then ended and that no additional disclosures are required.

3. Short-term Investments

The Company currently records short-term investments at fair value. Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2009:

	Fair Value Measurement as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Short-term investments	$11,404	$15,774	$—	$27,178

Total	$11,404	$15,774	$—	$27,178

Our Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

4. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three Months Ended March 31,
	2009	2008
Net loss	$(9,483)	$(16,711)
Other comprehensive loss:
Unrealized (loss) gain on investments	(61)	24

Comprehensive loss	$(9,544)	$(16,687)

5. Net Loss Per Share

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible notes and warrants, have not been included in the computation of diluted net loss per share for all periods, as the result would be anti-dilutive. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2009 and 2008, as they would be anti-dilutive.

	Three Months Ended March 31,
	2009	2008
Options outstanding	5,727,702	6,419,967
Unvested restricted stock	66,875	120,625
Warrants outstanding	96,252	96,252
Convertible notes payable	2,159,090	1,195,733

6. Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognized, for the three months ended March 31, 2009 and 2008, stock-based compensation expense of approximately $1,343 and $1,736, respectively, in connection with its share-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at March 31, 2009 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,966,316	$5.51
Granted	481,000	0.41
Exercised	(11,857)	0.18
Cancelled	(707,757)	6.32

Outstanding at March 31, 2009	5,727,702	$4.93	7.22	$104

Vested or expected to vest at March 31, 2009	5,178,220	$5.01	7.05	$81

Exercisable at March 31, 2009	3,013,777	$5.31	5.85	$3

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2009 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. As of March 31, 2009, there was $6,831 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.5 years.

In March 2009, the Company modified certain outstanding employee stock options to extend the option exercise period upon termination from 90 days to two years. In accordance with SFAS 123R, the Company recorded incremental stock-based compensation expense of $83 at the modification date, as no additional service was required.

SFAS 123R requires share-based payments to employees to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzes the volatilities and expected terms of several peer companies, in addition to its own historical activity, to support the assumptions used in its calculations.

During the three months ended March 31, 2009 and 2008, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2009	2008
Volatility factor	94.30-100.28%	56.15%
Risk-free interest rate	1.67%	2.46%
Dividend yield	—	—
Expected term (in years)	4.00-5.82	5.67

Restricted Stock

A summary of the status of non-vested restricted stock as of March 31, 2009 and changes during the three months ended March 31, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2008	103,438	$7.71
Granted	—	—
Vested	(26,563)	8.94
Canceled	(10,000)	10.12

Nonvested at March 31, 2009	66,875	$6.87

As of March 31, 2009, there was $403 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Equity Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.5 years. The total compensation expense recognized on restricted stock awards was $81 during the three months ended March 31, 2009.

7. Restructuring

In the fourth quarter of 2008, the Company implemented a strategic realignment to focus the business on identifying novel product candidates based on unexpected biological synergies. The strategic realignment included a reduction in force of approximately 77 employees. The Company incurred total restructuring charges of $5,095, $4,637 of which was incurred in the fourth quarter of 2008. These restructuring charges included $3,257 of severance payments and related benefits, $1,704 of facility exit costs, of which $1,314 pertained to the impairment of leasehold improvements and other fixed assets and $390 pertained to the net lease obligation, and $134 of other associated costs.

In the first quarter of 2009, the Company recorded additional restructuring charges of $458 for severance payments and related benefits. The severance benefits for employees that provided service beyond the minimum retention period, or 60 days, were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

The following table summarizes the activity as of March 31, 2009 related to the fourth quarter strategic realignment:

	Balance at December 31, 2008	Charges	Payments	Balance at March 31, 2009
Termination benefits	$1,398	$458	$(1,563)	$293
Facilities	1,367	(17)	(141)	1,209
Other associated costs	105	—	(105)	—

Total	$2,870	$441	$(1,809)	$1,502

8. Subsequent Events

On May 1, 2009, the Company entered into a Research Collaboration and License Agreement (the “Collaboration Agreement”) with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) focused on the discovery of novel anti-cancer combinations. Through the collaboration, the Company will use its combination high throughput screening platform to screen a unique library of molecules, including Novartis compounds, to potentially discover novel single agent and combination therapies to treat various cancers.

Under the terms of the Collaboration Agreement, the Company will receive an initial payment of $4,000, annual research support payments of up to $3,000, and reimbursement for certain expenses. In addition, the Collaboration Agreement may provide the Company with up to $58 million for each combination product candidate advanced by Novartis upon achievement of certain clinical, regulatory and commercial milestones. The research program has an initial two-year term that may be extended by Novartis for three additional one-year periods. Novartis and the Company also entered into a Software License Agreement, whereby the Company has provided Novartis with a non-exclusive license to use its proprietary Chalice™ analyzer software in connection with the collaboration and other Novartis research programs for approximately five years.

Novartis may terminate the Collaboration Agreement after sixty days’ notice in the event of a change in control or liquidation of the Company, as defined in the Collaboration Agreement. Should Novartis exercise its right to terminate the Collaboration Agreement after a change of control or liquidation of the Company, the Company will be required to pay Novartis $3,000 if such termination is effective prior to November 1, 2009; $2,000 if such termination is effective between November 1, 2009 and May 1, 2010; and $1,000 if such termination is effective between May 1, 2010 and November 1, 2010.

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

Overview

We are a biopharmaceutical company pioneering the field of synergistic combination pharmaceuticals. Going beyond traditional combinations, we use our innovative drug discovery technology to create product candidates with novel multi-target mechanisms of action striking at the biological complexities of human disease. We have been advancing a portfolio of four product candidates, SynaviveTM (CRx-102), CRx-401, CRx-191 and CRx-197, into or through clinical research and development, and we have a number of product candidates that have either completed Phase 2a clinical trials, such as CRx-170, or are in preclinical development, such as our B-cell malignancies program. This portfolio is internally generated from our proprietary combination high throughput screening, or cHTS™ technology, which provides a renewable and previously untapped source of novel drug candidates that are both synergistic and selective toward the diseases they are being developed to treat. Our portfolio of clinical product candidates targets multiple diseases including immuno-inflammatory diseases, metabolic disease, chronic pain and topical dermatoses. We also have a pipeline of preclinical product candidates in development for oncology, immuno-inflammatory diseases, neurodegenerative diseases, ophthalmic conditions and inherited diseases. Portions of this preclinical portfolio have been generated through collaboration agreements with pharmaceutical companies, foundations and government grants and may include product candidates to be discovered under our new collaboration with Novartis.

We have never been profitable and, as of March 31, 2009, we had an accumulated deficit of $261.0 million. We had net losses of $65.1 million for the year ended December 31, 2008 and $9.5 million for the three months ended March 31, 2009.

In October and November 2008, following the announcement of Phase 2 clinical trial results for Synavive in subjects with knee osteoarthritis, we undertook two organizational restructurings that reduced our United States workforce by approximately 65%. The restructuring was to conserve capital and realign our business strategy to selectively advance product candidates into clinical trials, apply our cHTS drug discovery technology to identify new product candidates and biological mechanisms of action, continue our funded drug discovery programs and seek additional opportunities for funded discovery in other therapeutic areas, and seek to outlicense our clinical and preclinical product candidates. Our efforts to conserve capital continue after the strategic realignment, and we have substantially reduced our planned expenditures relating to Synavive and our other clinical product candidates.

Our most advanced product candidate, Synavive, is a novel dissociated glucocorticoid product candidate we have been developing to treat immuno-inflammatory disorders. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive is to be completed during June 2009. Based in part on the results from a Phase 2a clinical trial of Synavive in subjects with rheumatoid arthritis, we advanced Synavive into a Phase 2b clinical trial in subjects with rheumatoid arthritis, the MARS-1 study, which started in 2007 and was targeted to enroll over 600 subjects on a worldwide basis. In July 2008, we discontinued enrollment in the MARS-1 study. This decision was based on a number of factors that compromised the timing of results and therefore the strategic value of the MARS-1 study compared to both its significant cost and the results expected in October 2008 from the COMET-1 study. Given poor financial market conditions and that the MARS-1 data would not be available in a timeframe consistent with the expected timing of the COMET-1 study results, the MARS-1 study was discontinued to preserve financial resources.

Our product candidate CRx-401 is a novel oral therapeutic that was evaluated in a 117 subject Phase 2a clinical trial for its anti-diabetic activity in subjects with Type 2 diabetes. The Phase 2a clinical trial of CRx-401 started in 2007 and was completed in March 2008. A pre-specified interim analysis of the data from the first 50 subjects enrolled in the CRx-401 Phase 2a study in November 2008 indicated that the trial is unlikely to detect a treatment advantage of CRx-401 over bezafibrate alone on the primary endpoint of change in levels of fasting plasma glucose. We plan to review the final data from this clinical trial to determine whether there is a treatment advantage of CRx-401 over bezafibrate alone on the primary endpoint of changes of fasting plasma glucose and other secondary endpoints. Our product candidate CRx-191 is a topical synergistic combination drug candidate thought to have a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other steroid-responsive dermatoses. We conducted a healthy volunteer safety study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis during the first half of 2008. Our product candidate CRx-197 is a selective cytokine modulator containing low concentrations of the antihistamine loratadine, and the tricyclic anti-depressant nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We completed a healthy volunteer safety study for CRx-197 in 2008 and a Phase 2a plaque psoriasis clinical trial that was initiated in 2008 and completed in the first quarter of 2009.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2008 related to restructuring, revenue recognition, stock-based compensation and accrued expenses. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2009.

Restructuring

In accordance with SFAS 146, the facilities related expenses and liabilities associated with our November 2008 restructuring include an estimate of the remaining rental obligation, net of estimated sublease income, for a facility we no longer occupy. This estimate and its assumptions, which include an estimate of a sublease rate per square foot as well as a period of time before we are able to enter into a sublease, will be reviewed on a regular basis until the outcome is finalized, and we will make whatever modifications to our estimates we believe necessary, based on our judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

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

As of March 31, 2009, there was approximately $7.2 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our stock option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.5 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

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

Results of Operations

Comparison of the Three Months ended March 31, 2009 and March 31, 2008

Revenue. For the three months ended March 31, 2009, we recorded $3.0 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, CHDI, Inc., Charley’s Fund, the Nash Avery Foundation and GMT Charitable Research, LLC, or the DMD Foundations, the Liverpool School of Tropical Medicine, or LSTM, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, and the Singapore Economic Development Board, or EDB. For the three months ended March 31, 2008, we recorded $3.4 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., the DMD Foundations, LSTM, and SAIC – National Institute of Neurological Disorders and Stroke, or SAIC (NINDS), and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID and the Singapore Economic Development Board, or EDB. The decrease in revenue is primarily due to a decrease in the revenue recognized under our research and license agreement with CHDI, which completed research activities in December 2008.

Research and Development. Research and development expense for the three months ended March 31, 2009 was $8.3 million compared to $17.0 million for the three months ended March 31, 2008. The $8.7 million decrease was primarily due to a decrease of $2.9 million in cash and non-cash compensation expense, a $3.3 million decrease in preclinical and external clinical expenses as well as a $2.5 million decrease in lab supplies, facilities, depreciation and other overhead costs related to our fourth quarter 2008 restructuring.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the three months ended March 31, 2009 and 2008. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which supported the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, as well as the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended March 31, (in thousands)
	2009	2008
Synavive	$1,689	$6,082
CRx-401	681	1,031
CRx-197	267	607
CRx-191	47	462
Unallocated clinical program costs	180	712

Total clinical program costs	2,864	8,894

Preclinical program costs	2,044	3,389
Unallocated clinical and preclinical program costs	874	1,438
Infrastructure and support costs	1,902	2,578
Non-cash employee and non-employee stock-based compensation expense	603	687

Total research and development expenses	$8,287	$16,986

Following the restructuring, we expect our research and development costs to continue to decrease as we complete clinical trials of our product candidates and focus on drug discovery, research and preclinical development. Further, we expect decreased research and development expenses as a result of the decreased research activities of our subsidiary, CombinatoRx Singapore and the completion of research activities under our agreement with CHDI. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the earlier stages of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense for the three months ended March 31, 2009 was $3.6 million compared to $3.9 million for the three months ended March 31, 2008. The $0.3 million decrease was primarily due to reduced non-cash compensation expense, primarily due to the reduction in our stock price which reduced the Black-Scholes value of stock options granted in the second half of 2008 and the first quarter of 2009.

Restructuring. For the three months ended March 31, 2009, we recorded a restructuring charge of $0.4 million primarily related to termination benefits for employees that provided service beyond the minimum retention period of sixty days after notification in November 2008.

Interest Income. Interest income for the three months ended March 31, 2009 was $0.1 million compared to $1.2 million for the three months ended March 31, 2008. The $1.1 million decrease was primarily due to decreases in our average cash and short-term investments balances and lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the three months ended March 31, 2009 was $0.2 million compared to $0.4 million for the three months ended March 31, 2008. The $0.2 million decrease was due to the repayment of our equipment lines of credit with General Electric Capital Corporation and its affiliates, or GECC, in December 2008.

Liquidity and Capital Resources

Since our inception in March 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of March 31, 2009, we had cash, cash equivalents and short-term investments of approximately $39.2 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities, commercial paper, government agency securities and U.S. Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio as of March 31, 2009.

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

Our operating activities used cash of $11.7 million for the three months ended March 31, 2009 and used cash of $12.2 million for the three months ended March 31, 2008. The decrease in the net use of cash in operating activities is primarily attributed to our $7.2 million decrease in net loss, offset by working capital adjustments in accounts payable, accrued expenses and accrued restructuring as a result of our fourth quarter 2008 restructuring.

Our investing activities provided cash of $9.3 million for the three months ended March 31, 2009 and provided cash of $11.2 million for the three months ended March 31, 2008. The cash provided by investing activities for the three months ended March 31, 2009 was primarily due to sales and maturities of short-term investments, partially offset by purchases of property and equipment.

Our financing activities were not a significant source of cash for the three months ended March 31, 2009 and used cash of $0.9 million for the three months ended March 31, 2008. The use of cash in the three months ended March 31, 2008 is primarily due to the repayment of our notes payable to GECC, which were repaid in full in December 2008.

As of March 31, 2009, our subsidiary CombinatoRx Singapore had $19.4 million in convertible notes payable, representing $17.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006, May 30, 2007 and August 5, 2008 and accrued interest of $1.9 million. The notes bear interest at an annual rate of 5% and are due and payable on December 31, 2009, unless we elect to prepay the notes before that date through CombinatoRx Singapore. The notes are secured by a security interest in the non-intellectual property assets of the subsidiary and by a negative pledge by the subsidiary with respect to its intellectual property rights. We have not provided a guaranty of the convertible promissory notes issued by CombinatoRx Singapore, and there is no payment recourse to us. We have pledged our shares in CombinatoRx Singapore as additional collateral for the subsidiary’s obligations under the notes. The notes are convertible into our common stock at the option of BioMedical Sciences only upon maturity, acceleration or default of any proposed prepayment. We are currently in discussions with BioMedical Sciences regarding a potential divestiture of our ownership interest in CombinatoRx Singapore.

For the three months ended March 31, 2009, we received $2.0 million in payments from our collaborations and research and development agreements with CFFT, CHDI, Inc., the DMD Foundations and LSTM, and grants from the NIAID, USAMRIID and the EDB. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Novartis, Angiotech, CFFT, the DMD Foundations and government grants from the NIAID and USAMRIID and any other collaborative agreements into which we might enter.

Contractual Obligations

There have been no additional material contractual obligations incurred by us that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Singapore dollar. As of March 31, 2009, we had unrestricted cash, cash equivalents and marketable securities of $35.2 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America and Singapore. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at March 31, 2009, we estimate that the fair value of our investments would decline by an immaterial amount; and therefore, our exposure to interest rate changes is immaterial. Our outstanding notes payable are at fixed interest rates and, therefore, have minimal exposure to changes in interest rates.

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

On April 30, 2009, CombinatoRx filed a lawsuit against Aptuit, Inc., or Aptuit, in the Supreme Court for the State of New York, New York County, Commercial Division claiming fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment in connection with Aptuit’s manufacturing and distribution of CombinatoRx’s product candidate Synavive (CRx-102) for a worldwide Phase 2b clinical trial targeting hundreds of subjects with rheumatoid arthritis, the MARS-1 study. CombinatoRx alleges that Aptuit caused harm by willfully ignoring significant deficiencies in its manufacturing process (practices that did not comply with Good Manufacturing Practices and the clinical trial directive promulgated by the European Union, or EU, and ignoring warnings about those deficiencies, and failing to correct those deficiencies after the United Kingdom’s Medicines and Healthcare Regulatory Authority identified them during planned inspections. In addition, CombinatoRx alleges that Aptuit caused harm by failing to disclose information about those deficiencies to CombinatoRx, while inducing it to expand Aptuit’s scope of work under the operative contracts by which Aptuit agreed to manufacture and distribute Synavive for the MARS-1 study. CombinatoRx is seeking compensatory damages in an amount to be determined at trial. The outcome of this matter and whether we would be able to recover the damages sought, if any, cannot be determined with any certainty at this time.

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

While we have often advanced and continue to advance our product candidates into Phase 2a proof-of-concept and Phase 2 clinical trials on the basis of their approved drug components, these product candidates have and could fail in these or future clinical trials or have indeterminate results. For example, as we announced in October 2008, Synavive, our most advanced product candidate, did not meet the primary endpoint in a Phase 2 clinical trial in patients with knee osteoarthritis. In addition, in some cases we have been required to conduct additional preclinical and Phase 1 clinical studies for our product candidates prior to Phase 2a proof-of-concept clinical trials, and we may be required to conduct these studies in connection with the formulations of our product candidates we have developed or plan to develop. If the additional preclinical or Phase 1 clinical studies required for a product candidate or its new formulation are extensive, it could delay or prevent further development of the product candidate. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates.

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

Our collaborations are generally new, and we have only a short history of working together with our collaborators and cannot predict the success of any of our collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Novartis, Angiotech, Fovea and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in our Novartis, Angiotech or other collaboration agreements or derive any license or royalty revenue with respect to these collaborations.

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

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We have relied and plan to rely upon third-party manufacturers to manufacture all clinical trial supplies of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. In most cases, we only have a single contract manufacturer making one of our product candidates, in which case there is a concentration of risk of non-performance with that single manufacturer that would be costly to mitigate or could lead to the delay, suspension or termination of one of our clinical trials if the manufacturer is unable to perform. For example, Aptuit, the third party manufacturer we engaged to manufacture and distribute our product candidate Synavive for the MARS-1 study, became aware of deficiencies in its good manufacturing practices as assessed by the United Kingdom’s Medicines and Healthcare Regulatory Authority at the facility where the Synavive clinical trial material was made, resulting in Aptuit suspending the release into the EU of all clinical trial material made at the facility, including Synavive. This materially impacted our efforts to enroll and carry on the MARS-1 study in the EU.

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

We may be required to spend substantial time and money litigating or defending claims as a result of litigation.

We may initiate litigation in order to enforce or protect our contractual or other rights, or we may be sued by third parties. If we defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. We recently filed a lawsuit against Aptuit claiming fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment in connection with Aptuit’s manufacturing and distribution of our Synavive product candidate for a worldwide Phase 2b clinical trial targeting hundreds of subjects with rheumatoid arthritis. We cannot predict whether we will prevail in this lawsuit and, regardless of the eventual outcome, we are likely to incur substantial legal fees and expenses.

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

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of March 31, 2009, we had an accumulated deficit of $261.0 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, preclinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As our most advanced product candidates are in or recently emerged from Phase 2 clinical development, we do not expect to receive revenue from any product candidate for the next five years, if ever. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Due to our stock price over the last several months, we may not continue to qualify for continued listing on the Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. Nasdaq has suspended enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares until July 20, 2009. There can be no assurance that Nasdaq will further suspend enforcement of these requirements for continued listing. Once the enforcement of these requirements resumes, if our closing bid stock price is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, but Nasdaq could require a longer period. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from the Nasdaq Global Market could also have other negative results, including the potential loss of confidence by our current or future third-party providers and collaboration partners, the loss of institutional investor interest, and fewer outlicensing and partnering opportunities.

Ownership of our common stock by our largest shareholder could delay or prevent a change in corporate control or cause a decline in our common stock should they decide to sell all or a portion of its shares.

Based on public filings, as of March 31, 2009, entities affiliated with BVF, Inc. hold 30.3% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:

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

Change-of-control provisions in our collaboration agreements may make an acquisition of us more difficult or costly.

Under our research and license agreement with Angiotech, we have agreed that upon a change of control of us, as defined in the research and license agreement, the agreement would remain in effect, although Angiotech would have the right to terminate the agreement in the six months after a change of control if we were acquired by an entity operating primarily in Angiotech’s field.

Under our research collaboration and license agreement with Novartis, we have agreed that upon a change of control or liquidation of us, as defined in the agreement, Novartis may terminate the agreement after a change of control or liquidation of us after providing us with sixty days notice, and in the event of such termination, we will be required to pay Novartis $3.0 million if such termination is effective prior to November 1, 2009; $2.0 million if such termination is effective between November 1, 2009 and May 1, 2010; and $1.0 million if such termination is effective between May 1, 2010 and November 1, 2010. These provisions may make a change of control of us more difficult or costly.

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
Robert Forrester
Executive Vice President and Chief Financial Officer

Date: May 11, 2009

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	6/4/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated as of July 1, 2004.	S-1	10.22	12/10/2004	333-121173

#10.7	Amendment to First Amended Employment, Confidentiality and Non-Competition Agreement with Alexis Borisy, dated December 12, 2008.	10-K	10.7	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Alexis Borisy, dated December 15, 2008.	10-K	10.8	03/16/2009	000-51171

#10.9	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.10	Amendment to Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated December 15, 2008.	10-K	10.10	03/16/2009	000-51171

#10.11	Letter Agreement Re: Retention Bonus with Robert Forrester, dated December 15, 2008.	10-K	10.11	03/16/2009	000-51171

#10.12	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.13	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.14	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.14	03/16/2009	000-51171

#10.15	Employment Letter Agreement with John Randle, dated as of July 24, 2007.	10-Q	10.22	03/08/2008	000-51171

#10.16	Amendment to Employment Agreement with John Randle, dated December 17, 2008.	10-K	10.16	03/16/2009	000-51171

#10.17	Letter Agreement Re: Retention Bonus with John Randle, dated December 17, 2008.	10-K	10.17	03/16/2009	000-51171

#10.18	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Alexis Borisy and the Registrant.	8-K	10.1	01/22/2007	000-51171

#10.19	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	01/22/2007	000-51171

#10.20	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

10.21	Form of Indemnification Agreement for directors.	S-1/A	10.32	01/19/2005	333-121173

10.22	Amended and Restated Research Agreement, dated as of February 22, 2007, by and between the Registrant and CHDI, Inc.	10-K	10.29	03/15/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.23	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.24	Form of Subscription and Shareholders Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.38	08/19/2005	333-121173

10.25	Form of Terms and Conditions of the Notes, of CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.39	08/19/2005	333-121173

10.26	Form of Debenture between CombinatoRx (Singapore) Pte Ltd and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.40	08/19/2005	333-121173

10.27	Form of Services Agreement, by and between the Registrant and CombinatoRx (Singapore) Pte Ltd.	S-1/A	10.41	08/19/2005	333-121173

10.28	Form of Registration Rights Agreement, by and among the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.42	08/19/2005	333-121173

10.29	Form of Swap-up Agreement, among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	S-1/A	10.43	08/19/2005	333-121173

10.30	Form of Share Charge, between the Registrant and BioMedical Sciences Investment Fund Pte Ltd.	S-1/A	10.44	08/19/2005	333-121173

10.31	Letter Agreement, dated as of August 5, 2008, between the Registrant and Biomedical Sciences Investment Fund Pte Ltd.	10-Q	10.38	11/10/2008	000-51171

†10.32	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	08/19/2005	333-121173

10.33	Amended and Restated Research and License Agreement, dated June 12, 2007, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	06/12/2007	000-51171

10.34	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.35	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

†10.36	Research, Development and Commercialization Agreement, dated May 31, 2006, between the Cystic Fibrosis Foundation Therapeutics Incorporated and the Registrant.	8-K	10.1	06/05/2006	000-51171

10.37	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/08/2007	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.38	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

10.39	Consortium Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.	10-K	10.39	03/16/2009	000-51171

10.40	Accession Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.	10-K	10.40	03/16/2009	000-51171

10.41	Project Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.	10-K	10.41	03/16/2009	000-51171

10.42	Co-Ownership Agreement, dated as of October 8, 2008, between the Liverpool School of Tropical Medicine, the Registrant and CombinatoRx (Singapore) Pte. Ltd.	10-K	10.42	03/16/2009	000-51171

*†10.43	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.

*10.44	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.

21.1	List of subsidiaries.	10-K	21.1	03/16/2009	000-51171

*31.1.	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.