Form 10-Q
period 2009-06-30
COMBINATORX, INC
filed 2009-08-10
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-51171

COMBINATORX, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

245 First Street Third Floor Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2009: 35,063,881 shares

COMBINATORX, INCORPORATED

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx, Incorporated (the “Company” or “CombinatoRx”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements regarding plans for completion of restructuring and preservation of capital; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or preclinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and preclinical trials and studies; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

CombinatoRx, Incorporated

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,280	$3,039
Restricted cash	1,250	1,250
Short-term investments	21,224	36,614
Accounts receivable	—	124
Unbilled accounts receivable	76	314
Prepaid expenses and other current assets	963	1,001
Current assets of discontinued operations	—	7,837

Total current assets	28,793	50,179

Property and equipment, net	9,640	12,400
Property and equipment of discontinued operations, net	—	995
Restricted cash and other assets	2,984	2,923

Total assets	$41,417	$66,497

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,294	$2,842
Accrued expenses	3,951	4,067
Accrued restructuring	646	1,902
Deferred revenue	7,280	5,384
Current portion of lease incentive obligation	575	575
Current liabilities of discontinued operations	—	19,822

Total current liabilities	13,746	34,592

Deferred revenue, net of current portion	5,384	6,325
Deferred rent, net of current portion	1,643	1,680
Lease incentive obligation, net of current portion	3,787	4,074
Accrued restructuring, net of current portion	—	968
Liabilities of discontinued operations	—	66

Noncontrolling interest in discontinued operations	—	2,917

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 35,084 and 35,090 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	35	35
Additional paid-in capital	253,328	267,238
Accumulated other comprehensive income	12	73
Accumulated deficit	(236,518)	(251,471)

Stockholders’ equity	16,857	15,875

Total liabilities and stockholders’ equity	$41,417	$66,497

CombinatoRx, Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Collaborations	$3,005	$2,723	$5,334	$5,436
Government contracts and grants	313	203	617	424

Total revenue	3,318	2,926	5,951	5,860

Operating expenses:
Research and development	6,106	15,651	13,243	31,044
General and administrative	4,824	3,783	8,471	7,639
Restructuring	(425)	—	16	—

Total operating expenses	10,505	19,434	21,730	38,683

Operating loss	(7,187)	(16,508)	(15,779)	(32,823)

Interest income	60	597	188	1,651
Interest expense	(11)	(175)	(27)	(368)
Other (expense) income	(11)	(3)	(7)	34

Loss from continuing operations before provision for income taxes	(7,149)	(16,089)	(15,625)	(31,506)

Provision for income taxes	—	—	—	(20)

Loss from continuing operations	(7,149)	(16,089)	(15,625)	(31,526)

Discontinued operations:
Loss from discontinued operations	(529)	(1,536)	(1,536)	(2,810)
Gain on disposal of discontinued operations	15,640	—	15,640	—

Gain (loss) on discontinued operations	15,111	(1,536)	14,104	(2,810)

Net income (loss)	$7,962	$(17,625)	$(1,521)	$(34,336)

Net income (loss) per share applicable to common stockholders — basic and diluted information:
From continuing operations	$(0.20)	$(0.47)	$(0.44)	$(0.91)
From discontinued operations	0.43	(0.04)	0.40	(0.08)

Net income (loss) per share applicable to common stockholders — basic and diluted	$0.23	$(0.51)	$(0.04)	$(0.99)

Weighted average number of common shares used in net income (loss) per share calculation — basic and diluted	35,026,106	34,773,053	35,019,779	34,740,098

CombinatoRx, Incorporated

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months ended June 30,
	2009	2008
Operating activities
Net loss	$(1,521)	$(34,336)
Less: Loss from discontinued operations	(1,536)	(2,810)
Gain on disposal of discontinued operations	15,640	—

Loss from continuing operations	(15,625)	(31,526)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	2,608	1,603
Non-cash interest expense	27	34
Non-cash rent expense	(287)	(324)
Stock-based compensation expense	2,459	3,226
Loss on sale of fixed assets	47	—
Decrease in deferred rent	(21)	(34)
Change in assets and liabilities:
Decrease in accounts receivable	123	184
Decrease in unbilled accounts receivable	238	166
(Increase) decrease in prepaid expenses and other assets	(23)	865
(Decrease) increase in accounts payable	(1,548)	612
Decrease in accrued restructuring	(2,224)	—
(Decrease) increase in accrued expenses	79	940
Increase (decrease) in deferred revenue	955	(2,729)

Net cash used in operating activities from continuing operations	(13,192)	(26,983)
Net cash used in operating activities from discontinued operations	(1,088)	(1,649)

Net cash used in operating activities	(14,280)	(28,632)

Investing activities
Purchases of property and equipment	(37)	(988)
Proceeds from sale of fixed assets	142	—
Loss from sale of equity interest in subsidiary	(6,240)	—
Purchases of short-term investments	(61,207)	(193,458)
Sales and maturities of short-term investments	76,536	221,147

Net cash provided by investing activities from continuing operations	9,194	26,701
Net cash used in investing activities from discontinued operations	(16)	(90)

Net cash provided by investing activities	9,178	26,611

Financing activities
Proceeds from exercise of stock options	2	162
Repurchases of common stock	—	(131)
Repayment of notes payable	—	(1,320)

Net cash provided by (used in) financing activities from continuing operations	2	(1,289)
Net cash used in financing activities from discontinued operations	—	(198)

Net cash provided by (used in) financing activities	2	(1,487)

Net decrease in cash and cash equivalents	(5,100)	(3,508)
Cash and cash equivalents at beginning of the period(1)	10,380	11,585

Cash and cash equivalents at end of the period(1)	$5,280	$8,077

(1)	Cash and cash equivalents as of December 31, 2007, June 30, 2008 and December 31, 2008 includes cash and cash equivalents of the Company’s Singapore subsidiary of $8,558, $6,620 and $7,341, respectively.

CombinatoRx, Incorporated

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. As discussed in Note 3, the results of operations and the assets and the liabilities related to the divestiture of the Company’s Singapore subsidiary in June 2009 (the “Divestiture”) have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). Accordingly, the results of operations from prior periods have been reclassified to discontinued operations as a result of the Divestiture. Additionally, operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 165, “Subsequent Events”, the Company has evaluated subsequent events through August 10, 2009, the date of the filing of the Form 10-Q.

2. Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141(R), “Business Combination”, (“SFAS 141(R)”). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent consideration and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development expense and either amortize it over the life of the relevant project, or write it off if the project is abandoned or impaired. On June 30, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neuromed Pharmaceuticals, Inc., a privately held biopharmaceutical company (“Neuromed”), Neuromed Pharmaceuticals Ltd., a wholly owned subsidiary of Neuromed (“Neuromed Canada”), PawSox, Inc., a wholly owned subsidiary of the Company and a representative of the stockholders of Neuromed and Neuromed Canada relating to a business combination the Company plans to close during the fiscal year ended December 31, 2009 (the “Merger”). The Company is currently evaluating the application of SFAS 141(R), and the Company expects the adoption of SFAS 141(R) to have a material impact on the Company’s consolidated financial statements upon closing of the Merger.

In December 2007 FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), effective January 1, 2009. SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. It also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS 160 on January 1, 2009. The noncontrolling interest in the Company’s Singapore subsidiary represents preferred stock that was redeemable at the option of the holder and is classified in the “mezzanine” section between liabilities and stockholders’ equity on the balance sheet in accordance with ASR 268 Presentation in Financial Statements of Redeemable Preferred Stock (“ASR 268”). Additionally, the Company did not attribute losses of the subsidiary to the noncontrolling interest since the preferred stock is equal to its liquidation preference. As such, the Company concluded that the adoption of SFAS 160 did not have a material impact on the consolidated financial statements, and no additional disclosures are required. The Company divested its ownership interest in the Singapore subsidiary in June 2009. See Note 3.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”)—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial position or results of operations.

During the three months ended June 30, 2009, the Company adopted FASB Staff Position Statement No. 115-2 and FASB Staff Position Statement No. 124-2 “Recognition and Presentation of Other-than-Temporary Impairments”. The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, the Company considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and six months ended June 30, 2009 and 2008, the Company determined that no securities were other-than-temporarily impaired.

3. Discontinued Operations

On June 2, 2009, the Company divested its 51% equity ownership interest in CombinatoRx (Singapore) Pte. Ltd. (“CombinatoRx Singapore”), by selling its 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences Investment Fund Pte. Ltd. (“BioMedical Sciences”), for nominal consideration. In connection with the Divestiture, the Company, CombinatoRx Singapore and BioMedical Sciences entered into a termination agreement pursuant to which the parties agreed to terminate all of the prior agreements among the Company, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the Divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with the Company, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of the Company’s common stock. The Company also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with the assistance of the Company since the formation of CombinatoRx Singapore. Under the share purchase agreement, the Company has agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

December 31, 2008
Cash and cash equivalents	$7,341
Accounts receivable	215
Unbilled accounts receivable	203
Prepaid expenses and other current assets	78
Property and equipment of discontinued operations, net	995

Total assets of discontinued operations	$8,832

Accounts payable	$116
Accrued expenses	417
Deferred revenue	165
Convertible notes payable of subsidiary	19,189
Deferred rent	1

Total liabilities of discontinued operations	$19,888

The Company recorded a $15,640 gain on the divestiture of CombinatoRx Singapore in June 2009. The gain was calculated as the difference between (1) the consideration received and the carrying value of the noncontrolling equity interest and (2) the carrying value of the assets and liabilities of CombinatoRx Singapore.

4. Short-term Investments

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

Level 3 – Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities valued with Level 3 inputs.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2009:

	Fair Value Measurement as of June 30, 2009			Total
	Level 1	Level 2	Level 3
Short-term investments	$9,169	$12,055	$—	$21,224

Total	$9,169	$12,055	$—	$21,224

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at June 30, 2009 and December 31, 2008 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009—
Corporate debt securities	$1,498	$1	$—	$1,499
Government agency securities	9,026	11	—	9,037
U.S. treasuries	1,519	—	—	1,519
Treasury money market funds	9,169	—	—	9,169

	$21,212	$12	$—	$21,224

December 31, 2008—
Corporate debt securities	$7,695	$57	$—	$7,752
Government agency securities	9,261	16	—	9,277
U.S. treasuries	2,510	—	—	2,510
Treasury money market funds	17,075	—	—	17,075

	$36,541	$73	$—	$36,614

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at June 30, 2009 and December 31, 2008, by contractual maturity, were as follows:

	June 30, 2009		December 31, 2008
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$12,044	$12,056	$19,466	$19,539

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$7,962	$(17,625)	$(1,521)	$(34,336)
Other comprehensive income (loss) income:
Unrealized loss on investments	—	(224)	(61)	(200)

Comprehensive income (loss)	$7,962	$(17,849)	$(1,582)	$(34,536)

6. Net Loss Per Share

The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, warrants and convertible notes, have not been included in the computation of diluted net loss per share for all periods, as the result would be anti-dilutive. The Company had net income for the quarter ended June 30, 2009 due to a gain on the disposal of its Singapore subsidiary in June 2009. According to SFAS 128, since the Company had a loss from continuing operations for all periods presented, the diluted share calculation is equal to the basic share calculation. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2009 and 2008, as their effect is anti-dilutive.

	Six Months Ended June 30,
	2009	2008
Options outstanding	5,299,669	6,074,754
Unvested restricted stock	57,500	112,813
Warrants outstanding	96,252	96,252
Convertible notes payable	—	1,195,733

7. Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognized, for the three and six months ended June 30, 2009 and 2008, stock-based compensation expense of approximately $1,204 and $2,458 and $1,512 and $3,182, respectively, in connection with its share-based payment awards, net of stock-based compensation expense associated with the divestiture of CombinatoRx Singapore. For the three and six months ended June 30, 2009 and 2008, stock-based compensation expense associated with CombinatoRx Singapore was approximately $69 and $158 and $45 and $111, respectively.

Stock Plans

A summary of the status of the Company’s stock option plans at June 30, 2009 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,954,316	$5.52
Granted	481,000	0.41
Exercised	(11,857)	0.18
Cancelled	(1,123,790)	6.28

Outstanding at June 30, 2009	5,299,669	$4.83	7.15	$189

Vested or expected to vest at June 30, 2009	4,866,359	$4.91	7.01	$150

Exercisable at June 30, 2009	2,993,029	$5.22	6.01	$4

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2009 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. As of June 30, 2009, there was $5,418 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.5 years.

In March 2009, the Company modified certain outstanding employee stock options to extend the option exercise period upon termination from 90 days to two years. In accordance with SFAS 123R, the Company recorded incremental stock-based compensation expense of $83 at the modification date, as no additional service from the stock option holders was required.

SFAS 123R requires share-based payments to employees to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzes the volatilities and expected terms of several peer companies, in addition to its own historical activity, to support the assumptions used in its calculations. The Company has increased the weight of its own historical activity over time.

During the three and six months ended June 30, 2009 and 2008, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows. The Company did not issue any stock options during the three months ended June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volatility factor	—	56.00%	100.28%	56.14%
Risk-free interest rate	—	3.34%	1.67%	2.54%
Dividend yield	—	—	—	—
Expected term (in years)	—	5.71	3.76	5.67

Restricted Stock

A summary of the status of non-vested restricted stock as of June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2008	103,438	$7.71
Granted	—	—
Vested	(28,125)	8.88
Canceled	(17,813)	9.11

Nonvested at June 30, 2009	57,500	$6.71

As of June 30, 2009, there was $270 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Equity Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.3 years. The stock-based compensation expense recognized on restricted stock awards was $154 during the six months ended June 30, 2009, net of stock-based compensation expense associated with the divestiture of CombinatoRx Singapore. For the six months ended June 30, 2009, stock-based compensation expense recognized on restricted stock awards associated with CombinatoRx Singapore was $33.

8. Restructuring

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

In the first quarter of 2009, the Company recorded additional restructuring charges of $458 for severance payments and related benefits. The severance benefits for employees that provided service beyond the minimum retention period, or 60 days, were recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In the six month period ended June 30, 2009, the Company recorded a restructuring credit of $442 related to a change in estimate of facility exit costs that were originally recorded in the fourth quarter of 2008.

The following table summarizes the activity as of June 30, 2009 related to the strategic realignment:

	Balance at December 31, 2008	Charges	Payments	Balance at June 30, 2009
Termination benefits	$1,398	$458	$(1,853)	$3
Facilities	1,367	(442)	(282)	643
Other associated costs	105	—	(105)	—

Total	$2,870	$16	$(2,240)	$646

On July 1, 2009, in connection with the entry into the Merger Agreement on June 30, 2009 with Neuromed (as discussed in Note 9), the Company’s Board of Directors committed to a restructuring plan that will result in a workforce reduction of 20 employees, or approximately 36% of the Company’s workforce. The restructuring is a result of a continued strategic realignment of the Company to focus its efforts on its funded drug discovery and conserving capital in connection with the Merger.

As a result of the restructuring plan, the Company plans to record a restructuring charge for termination benefits of approximately $2,703 in the quarter ending September 30, 2009. Severance payments will begin to be paid out during the third quarter of 2009 and will continue into the first quarter of 2010.

As a result of the Company vacating certain lab premises in the third quarter of 2009, the Company expects to record a restructuring credit in the third quarter of 2009 associated with facility exit costs. The credit to restructuring expense will comprise lease termination payments under the Amendment to the Lease (as discussed in Note 11), which will be offset by the reduction of deferred rent and lease incentive obligations. In connection with the Company’s decision to vacate a portion of its laboratory and office premises in the second quarter of 2009, the Company recorded $1,151 of accelerated amortization of leasehold improvements associated with these premises to reflect a remaining useful life commensurate with the estimated date that the Company would vacate the relevant premises. The remaining $1,383 in net book value of such leasehold improvements will be recorded in operating expenses and/or restructuring expenses in the third quarter of 2009.

9. Merger Agreement

On June 30, 2009, the Company entered into the Merger Agreement with Neuromed, a privately-held biopharmaceutical company. Under the terms of the Merger Agreement and a related escrow agreement (the “Escrow Agreement”) and subject to approval of the stockholders of the Company and Neuromed, the Company will issue approximately 36 million new shares of its common stock to Neuromed stockholders. Current CombinatoRx stockholders will retain approximately 50% of the deemed outstanding shares of common stock of CombinatoRx immediately after the Merger, and current Neuromed stockholders will own or control approximately 48.5% of the deemed outstanding shares of common stock of CombinatoRx immediately after the Merger (a portion of which will be placed in escrow and subject to the terms of the Escrow Agreement). The release of the escrow shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, will be based upon the timing of the United States Food and Drug Administration’s (the “FDA’s”) approval of Exalgo™, which was Neuromed’s lead drug product candidate for the treatment of chronic pain. Exalgo is the subject of a recently filed New Drug Application, or NDA, with positive Phase 3 clinical results. The Company will account for the Merger in accordance with SFAS 141(R) upon closing.

10. Research and Development Agreements

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

Under the terms of the Collaboration Agreement, the Company will receive an initial payment of $4,000, annual research support payments of up to $3,000, and reimbursement for certain expenses. In addition, the Collaboration Agreement may provide the Company with up to $58,000 for each combination product candidate advanced by Novartis upon achievement of certain clinical, regulatory and commercial milestones. The research program has an initial two-year term that may be extended by Novartis for three additional one-year periods. Novartis and the Company also entered into a Software License Agreement, whereby the Company has provided Novartis with a non-exclusive license to use its proprietary Chalice™ analyzer software in connection with the collaboration and other Novartis research programs for approximately five years.

The Company evaluated the Collaboration Agreement and the Software License Agreement under the provisions of Statement of Position 97-2 “Software Revenue Recognition” and Emerging Issues Task Force Issue No. 03-5 “Applicability to AICPA Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-than-Incidental Software” and determined that the software deliverables were not essential to the functionality of the non-software deliverables included in the arrangement. As such, the Company applied the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and concluded that the deliverables under the agreements should be accounted for as one unit of accounting. The Company is recognizing the total consideration under the agreements of $10,000 ratably over the five-year software license term and recorded $333 of revenue in the three months ended June 30, 2009.

11. Subsequent Events

Lease

On August 3, 2009, the Company entered into a Second Amendment (the “Amendment”) to the Office and Laboratory Lease Agreement (the “Lease”) between the Company and MA-Riverview/245 First Street, L.L.C. (the “Landlord”), dated as of October 18, 2005, and amended on March 9, 2006 and June 5, 2006, relating to the Company’s principal office and laboratory facility in Cambridge, Massachusetts (the “Facility”). Prior to the Amendment of the Lease, which expires in January 2017, the Company leased approximately 63,000 square feet of office and laboratory space at the Facility.

In accordance with the terms of the Amendment, the Company and the Landlord agreed that the Company’s occupancy of approximately 18,035 square feet of leased premises located on the sixteenth floor of the Facility (the “Office Premises”) would cease as of June 16, 2009, and that the Company would be liable for rent payments and occupancy costs on the Office Premises through September 30, 2009.

In accordance with the terms of the Amendment, the Company and the Landlord agreed that the Company’s occupancy and liability for rent payments and occupancy costs of approximately 22,095 square feet of leased premises currently occupied by the Company and located on the fourth floor of the of the Facility (the “Lab Premises”) would cease as of September 15, 2009.

Under the Amendment, as consideration for the right to cease occupancy of the Office Premises, the Company will pay the Landlord $500 on or before October 1, 2009. Under the Amendment, as consideration for the right to cease occupancy of the Lab Premises, the Company will pay the Landlord $500 on or before January 1, 2010 and $500 on or before July 1, 2010.

In connection with the Amendment, the Company’s Letter of Credit with Bank of America N.A. for the benefit of the Landlord will be reduced from $4,000 to $2,500, effective as of December 1, 2009; to $1,800 effective as of December 1, 2010; to $1,200 effective as of December 1, 2011; and to $800 effective as of December 1, 2012.

Under the terms of the Lease, as amended by the Amendment, the Company will continue to lease and occupy approximately 23,199 square feet of office and laboratory space at the Facility with a lease term until January 2017.

Executives

In connection with the entry into the Merger Agreement, effective July 1, 2009, Mr. Alexis Borisy, who was President and Chief Executive Officer of the Company, ended his employment with the Company and resigned from the Board of Directors of the Company. Simultaneously, Robert Forrester was appointed by the Company’s Board of Directors as Interim President and Chief Executive Officer and the Company’s Principal Executive Officer. Justin Renz was appointed as Senior Vice President and Chief Financial Officer and as the Company’s Principal Financial and Accounting Officer. Following the consummation of the merger, Christopher Gallen, MD, Ph.D., Neuromed’s President and Chief Executive Officer, will become the President and Chief Executive Officer of the combined company, as well as the Company’s Principal Executive Officer. Mr. Forrester will become the Chief Operating Officer of the combined company. Mr. Renz will remain with the combined company in the same role.

Form S-4 Registration Statement

On August 7, 2009, the Company filed a Registration Statement on Form S-4 with the SEC to register shares of the Company’s common stock issuable to Neuromed stockholders in exchange for shares of Neuromed upon the completion of the Merger pursuant to the Merger Agreement.

Fovea Pharmaceuticals SA

On July 22, 2009, the Company and Fovea amended and restated their Amended and Restated Research and License Agreement, dated as of June 12, 2007 (the “Amended and Restated Agreement”). Under the Amended and Restated Agreement, in exchange for Fovea’s development investment, the Company has granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin (FOV-1101), through a Phase 2a proof-of-concept clinical trial for allergic conjunctivitis. For these licensed combinations, the Company has received payments totaling $1,000, and is eligible to receive up to $24,800 in development and regulatory milestone payments for each combination successfully developed by Fovea, an additional $15,000 milestone payment for the approval of a combination in a specified additional indication and in the event these license combinations are licensed by Fovea to a third party, commercialization milestones of up to an additional $25,000. The Company is also eligible to receive royalties for each product commercialized by Fovea in connection with the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and their notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report or in our annual report on form 10-K.

Overview

We are a biopharmaceutical company pioneering the field of synergistic combination pharmaceuticals. Going beyond traditional combinations, we use our innovative drug discovery technology to create product candidates with novel multi-target mechanisms of action striking at the biological complexities of human disease. We have been advancing a portfolio of four product candidates, SynaviveTM (CRx-102), CRx-401, CRx-191 and CRx-197, into or through clinical research and development, and we have a number of product candidates that have either completed Phase 2a clinical trials, such as CRx-170 or PrednisporinTM, or are in preclinical development, such as our B-cell malignancies program. This portfolio is almost entirely internally generated from our proprietary combination high throughput screening, or cHTS™ technology, which provides a renewable and previously untapped source of novel drug candidates that are both synergistic and selective toward the diseases they are being developed to treat. Our portfolio of clinical product candidates targets multiple diseases including immuno-inflammatory diseases, metabolic disease, chronic pain, ophthalmic conditions and topical dermatoses. We also have a pipeline of preclinical product candidates in development for oncology, immuno-inflammatory diseases, neurodegenerative diseases, ophthalmic conditions and inherited diseases. Portions of this preclinical portfolio have been generated through collaboration agreements with pharmaceutical companies, foundations and government grants and may include product candidates to be discovered under our oncology research collaboration with Novartis.

We have never been profitable from operations and, as of June 30, 2009, we had an accumulated deficit of $236.5 million. We had net losses of $65.1 million for the year ended December 31, 2008 and $1.5 million for the six months ended June 30, 2009. The six-month period ended June 30, 2009 includes a gain on divestiture of CombinatoRx Singapore of $15.6 million.

On June 30, 2009, we entered into an agreement and plan of merger, or the Merger Agreement, with Neuromed Pharmaceuticals Inc., or Neuromed, a privately-held biopharmaceutical company. Under the terms of the Merger Agreement and a related escrow agreement, or the Escrow Agreement, we will issue approximately 36 million new shares of our common stock to Neuromed stockholders. Our current stockholders will retain approximately 50% of the deemed outstanding shares of the common stock of the combined company immediately after the merger and current Neuromed stockholders will own or control approximately 48.5% of the deemed outstanding shares of common stock of the combined company immediately after the merger (a portion of which will be placed in escrow and subject to the terms of the Escrow Agreement). The release of the escrow shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, will be based upon the timing of the Food and Drug Administration’s, or the FDA’s, approval of Exalgo™, which was Neuromed’s lead drug product candidate for the treatment of chronic pain. Exalgo is the subject of a recently filed New Drug Application, or NDA, with positive Phase 3 clinical results. In October and November 2008, following the announcement of Phase 2 clinical trial results for Synavive in subjects with knee osteoarthritis, we undertook two organizational restructurings that reduced our United States workforce by approximately 65%. The restructuring was to conserve capital and realign our business strategy to selectively advance product candidates into clinical trials, apply our cHTS drug discovery technology to identify new product candidates and biological mechanisms of action, continue our funded drug discovery programs and seek additional opportunities for funded discovery in other therapeutic areas, and seek to outlicense our clinical and preclinical product candidates. Our efforts to conserve capital are ongoing, and we have substantially reduced our planned expenditures relating to Synavive and our other clinical product candidates. In July 2009, in connection with our entry into the Merger Agreement with Neuromed, we further reduced our workforce by approximately 36%. The 2009 restructuring is a result of a continuing strategic realignment to focus our efforts on continuing our funded drug discovery and conserving capital in connection with the potential merger transaction with Neuromed.

Our most advanced product candidate, Synavive, is a novel dissociated glucocorticoid product candidate we have been developing to treat immuno-inflammatory disorders. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009. Based in part on the results from a Phase 2a clinical trial of Synavive in subjects with rheumatoid arthritis, we advanced Synavive into a Phase 2b clinical trial in subjects with rheumatoid arthritis, the MARS-1 study, which started in 2007 and was targeted to enroll over 600 subjects on a worldwide basis. In July 2008, we discontinued enrollment in the MARS-1 study.

In addition to Synavive, we have been advancing three other product candidates, CRx-401, CRx-191 and CRx-197 through clinical research and development. CRx-401 is a synergistic combination drug candidate containing sustained-release bezafibrate, an anti-dyslipidemia agent approved outside the United States, and a low dose of diflunisal, a widely available analgesic. CRx-401 is thought to have a novel mechanism of action that reduces hyperglycemia and improves HDL and triglyceride levels without promoting weight gain. CRx-401 was evaluated in a 117 subject Phase 2a clinical trial for its anti-diabetic activity in subjects with Type 2 diabetes as an add-on to metformin therapy. The Phase 2a clinical trial of CRx-401 started in 2007 and was completed in March 2009. In May 2009, we reported results from this Phase 2a clinical trial of CRx-401 demonstrating that CRx-401 performed statistically significantly better than bezafibrate on the primary efficacy endpoint of change in fasting plasma glucose. Our product candidate, CRx-191, is a topical synergistic combination drug candidate thought to have a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other glucocorticoid-responsive dermatoses. We conducted a healthy volunteer safety study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis during the first half of 2008. Our product candidate, CRx-197, is a selective cytokine modulator containing low concentrations of the antihistamine, loratadine, and the tricyclic anti-depressant, nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We conducted a healthy volunteer safety study for CRx-197 in 2008 and conducted a Phase 2a clinical trial of CRx-197 in subjects with plaque psoriasis at the beginning of 2009. An additional clinical product candidate in our portfolio, CRx-170, has completed a Phase 2a clinical trial and may be advanced into further clinical trials. CRx-170, is an oral synergistic combination drug candidate containing low doses of the glucocorticoid, prednisolone, and the tricyclic anti-depressant, nortriptyline, that we have been evaluating for the potential treatment of chronic pain conditions.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the United States, and all of our long-lived assets are located in the United States.

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

Restructuring

In accordance with SFAS 146, the facilities related expenses and liabilities associated with our November 2008 restructuring include an estimate of the remaining rental obligation, net of estimated sublease income, for a facility we no longer occupy. This estimate and its assumptions, which include an estimate of a sublease rate per square foot as well as a period of time before we are able to enter into a sublease, are reviewed on a regular basis until the outcome is finalized, and we update our estimates to reflect changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

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

We recognize revenue in accordance with Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). For revenue arrangements with software license components, we evaluate the arrangements under the provisions of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) and Emerging Issues Task Force, Issue No. 03-5 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software” in order to determine whether the arrangements should be accounted for under SOP 97-2 or EITF-00-21. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. The consideration received is allocated among separate elements based on their respective fair values. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. License fees or other amounts received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to be substantive and represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the collaborative agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Upon the adoption of SFAS 123R, we began to estimate the level of stock-based award forfeitures expected to occur and record compensation cost only for those awards that are ultimately expected to vest. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates derived from periods of business activity most likely to be representative of future periods to be the most appropriate measure of forfeitures. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. We have determined that the reduction in work force that occurred in the fourth quarter of 2008 and the divestiture of CombinatoRx Singapore in the second quarter of 2009 were one-time occurrences and, therefore, excluded these employees and their stock-based awards from the forfeiture rate calculation.

As of June 30, 2009, there was approximately $5.7 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our stock option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.4 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

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

Results of Operations

Discontinued Operations

On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. CombinatoRx Singapore was formed on August 16, 2005 for the purpose of discovering and developing product candidates to treat infectious diseases.

In connection with the divestiture, we entered into a termination agreement with CombinatoRx Singapore and BioMedical, pursuant to which the parties agreed to terminate all of the prior agreements among us, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore will no longer be affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences and are no longer convertible into shares of common stock.

We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement and transition services agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we have agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. Under the transition services agreement, we have agreed to provide certain transition services to CombinatoRx Singapore relating to intellectual property, legal, accounting and information technology matters, until the later of the date when all services to be provided are completed and discharged, or September 30, 2009.

We recorded a gain on the divestiture of $15.6 million. The financial results of CombinatoRx Singapore have been reclassified as discontinued operations for all periods presented.

Comparison of the Three Months ended June 30, 2009 and June 30, 2008

Revenue. For the three months ended June 30, 2009, we recorded $3.3 million of revenue from our research and development collaborations with Novartis Institutes of BioMedical Research, Inc., or Novartis, Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, Charley’s Fund, the Nash Avery Foundation and GMT Charitable Research, LLC, or the DMD Foundations, Fovea Pharmaceuticals SA, or Fovea and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. For the three months ended June 30, 2008, we recorded $2.9 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc. and the DMD Foundations, and from grants from the NIAID and the USAMRIID. The increase in revenue is primarily due to $0.3 million in revenue recognized under our research and license agreement with Novartis, which began in May 2009.

Research and Development. Research and development expense for the three months ended June 30, 2009 was $6.1 million compared to $15.7 million for the three months ended June 30, 2008. The $9.6 million decrease was primarily due to a decrease of $5.4 million in preclinical and external clinical expenses, a $3.3 million decrease in compensation and benefits expense, a $0.6 million decrease in lab supplies, facilities, depreciation and other overhead costs related to our fourth quarter 2008 restructuring as well as a $0.3 million decrease in non-cash stock-based compensation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the three months ended June 30, 2009 and 2008. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which supported the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended June 30, (in thousands)
	2009	2008
Synavive	$793	$7,375
CRx-401	360	593
CRx-197	(138)	586
CRx-191	5	221
Unallocated clinical program costs	158	441

Total clinical program costs	1,178	9,216

Preclinical program costs	1,520	2,082
Unallocated clinical and preclinical program costs	495	1,814
Infrastructure and support costs	2,576	1,904
Non-cash employee and non-employee stock-based compensation expense	337	635

Total research and development expenses	$6,106	$15,651

Following our restructurings, we expect our research and development costs to continue to decrease as we complete clinical trials of our product candidates and focus on drug discovery, research and preclinical development. Further, we expect decreased research and development expenses as a result of the completion of research activities under our agreements with CFFT and CHDI. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the earlier stages of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense for the three months ended June 30, 2009 was $4.8 million compared to $3.8 million for the three months ended June 30, 2008. The $1.0 million increase was primarily due to the increase in professional fees and consulting expenses associated with our proposed merger agreement with Neuromed.

Restructuring. For the three months ended June 30, 2009, we recorded a restructuring credit of $0.4 million related to a change in estimate of facility exit costs associated with the November 2008 restructuring.

Interest Income. Interest income for the three months ended June 30, 2009 was $0.1 million compared to $0.6 million for the three months ended June 30, 2008. The $0.5 million decrease was primarily due to decreases in our average cash and short-term investments balances and significantly lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the three months ended June 30, 2009 was less than $0.1 million compared to $0.2 million for the three months ended June 30, 2008. This decrease was due to the repayment of our equipment lines of credit with General Electric Capital Corporation and its affiliates, or GECC, in December 2008.

Comparison of the Six Months ended June 30, 2009 and June 30, 2008

Revenue. For the six months ended June 30, 2009, we recorded $6.0 million of revenue from our research and development collaborations with Novartis, Fovea, Angiotech, CFFT, CHDI, Inc. and the DMD Foundations, and from grants from the NIAID and USAMRIID. For the six months ended June 30, 2008, we recorded $5.9 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc. and the DMD Foundations, and from grants from the NIAID and USAMRIID.

Research and Development. Research and development expense for the six months ended June 30, 2009 was $13.2 million compared to $31.0 million for the six months ended June 30, 2008. The $17.8 million decrease was primarily due to a decrease of $8.7 million in preclinical and external clinical expenses, a $6.2 million decrease in compensation and benefit expenses, associated with reduced headcount attributable to the fourth quarter 2008 restructuring, a $2.5 million decrease in consulting, lab supplies, facilities, depreciation and other overhead costs related to our fourth quarter 2008 restructuring, as well as a $0.4 million decrease in non-cash stock-based compensation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the six months ended June 30, 2009 and 2008. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which supported the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Six Months Ended June 30, (in thousands)
	2009	2008
Synavive	$2,487	$13,457
CRx-401	1,042	1,624
CRx-197	129	1,193
CRx-191	52	683
Unallocated clinical program costs	235	1,105

Total clinical program costs	3,945	18,062

Preclinical program costs	3,125	4,410
Unallocated clinical and preclinical program costs	1,051	3,072
Infrastructure and support costs	4,271	4,244
Non-cash employee and non-employee stock-based compensation expense	851	1,256

Total research and development expenses	$13,243	$31,044

General and Administrative. General and administrative expense for the six months ended June 30, 2009 was $8.5 million compared to $7.6 million for the six months ended June 30, 2008. The $0.9 million increase was primarily due to the $1.5 million increase in professional and consulting fees associated with our ongoing strategic realignment and the merger agreement with Neuromed offset by a $0.4 million decrease in non-cash stock-based compensation and a $0.2 million decrease in compensation and benefits expense.

Restructuring. For the six months ended June 30, 2009, we recorded a net restructuring charge of $16 primarily related to termination benefits for employees that provided service beyond the minimum retention period of sixty days after notification in November 2008 offset by a reduction in restructuring expense attributable to a change in estimate of facility exit costs.

Interest Income. Interest income for the six months ended June 30, 2009 was $0.2 million compared to $1.7 million for the six months ended June 30, 2008. The $1.5 million decrease was primarily due to decreases in our average cash and short-term investments balances and significantly lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the six months ended June 30, 2009 was less than $0.1 million compared to $0.4 million for the six months ended June 30, 2008. This decrease was due to the repayment of our equipment lines of credit with GECC in December 2008.

Liquidity and Capital Resources

Since our inception in March 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of June 30, 2009, we had cash, cash equivalents and short-term investments of approximately $30.6 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities, commercial paper, government agency securities and U.S. Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio as of June 30, 2009.

For the six months ended June 30, 2009, we received $8.1 million in payments from our collaborations and research and development agreements with Novartis, Fovea, CFFT, CHDI, Inc. and the DMD Foundations, and grants from the NIAID and USAMRIID. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Novartis, Angiotech, CFFT, the DMD Foundations and government grants from the NIAID and USAMRIID and any other collaborative agreements into which we might enter.

Based on our current operating plans, we expect our resources to be sufficient to fund our planned operations into 2012. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. Additional funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our operating activities from continuing operations used cash of $13.2 million for the six months ended June 30, 2009 and used cash of $27.0 million for the six months ended June 30, 2008. The decrease in the net use of cash in operating activities is primarily attributed to our $15.9 million decrease in loss from continuing operations, offset by working capital adjustments in accounts payable, accrued expenses and accrued restructuring.

Our investing activities provided cash of $9.2 million for the six months ended June 30, 2009 and provided cash of $26.7 million for the six months ended June 30, 2008. The cash provided by investing activities for the six months ended June 30, 2009 was primarily due to sales and maturities of short-term investments and proceeds from the sale of fixed assets, partially offset by purchases of property and equipment and the loss from the sale of our equity interest in CombinatoRx Singapore.

Our financing activities were not a significant source of cash for the six months ended June 30, 2009 and used cash of $1.5 million for the six months ended June 30, 2008. The use of cash in the six months ended June 30, 2008 is primarily due to the repayment of our notes payable to GECC, which were repaid in full in December 2008.

As of March 31, 2009, CombinatoRx Singapore had $19.4 million in convertible notes payable, representing $17.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006, May 30, 2007 and August 5, 2008 and accrued interest of $1.9 million. The notes bore interest at an annual rate of 5% and were due and payable on December 31, 2009, unless we elected to prepay the notes before that date through CombinatoRx Singapore. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. In connection with the divestiture, CombinatoRx, CombinatoRx Singapore and BioMedical Sciences entered into a termination agreement pursuant to which the parties agreed to terminate all of the prior agreements among CombinatoRx, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of our common stock. CombinatoRx also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with the assistance of CombinatoRx since the formation of CombinatoRx Singapore. Under the share purchase agreement, we have agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

On August 3, 2009, we entered into a second amendment to our office and laboratory lease for approximately 63,000 square feet of office and laboratory space at our Cambridge, Massachusetts facility. The lease term extends through January 2017. Under the terms of the second amendment, our occupancy of approximately 18,035 square feet of leased office premises located on the sixteenth floor of the facility will cease as of June 16, 2009, and we are liable for rent payments and occupancy costs on the office premises through September 30, 2009. Under the terms of the second amendment, our occupancy and liability for rent payments and occupancy costs of approximately 22,095 square feet of leased lab premises located on the fourth floor of the of the facility will cease as of September 15, 2009. As consideration for the right to cease occupancy of the office premises and the lab premises, we have agreed to pay our landlord $500,000 on or before October 1, 2009, $500,000 on or before January 1, 2010 and $500,000 on or before July 1, 2010. Under the terms of the lease, as amended, we will continue to lease and occupy approximately 23,199 square feet of office and laboratory space with a lease term until January 2017. As a result of the lease amendment, excluding anticipated reductions in management fees payable by us to our landlord, we have reduced our aggregate obligations under our operating lease for our Cambridge facility by approximately $11.4 million.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009, adjusted for the impact of the lease amendment entered into on August 3, 2009, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations (in thousands)	Total	2009	2010 through 2011	2012 through 2013	After 2013
Operating lease obligations:
Cambridge facility(1)	$10,881	$1,413	$3,227	$2,449	$3,792

Total contractual obligations	$10,881	$1,413	$3,227	$2,449	$3,792

(1)	Our payment and rent obligations under the lease, as amended, are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by standby letters of credit totaling $4.0 million. Effective December 1, 2009 the standby letters of credit will be reduced to $2.5 million.

In connection with our agreement with the DMD foundations, in the event that we either enter into a license agreement with a third party granting the rights to make, use or sell a product developed under the agreement to treat DMD, or we or any of our affiliates or licensees first sells a product developed under the agreement to treat DMD, we will pay the DMD foundations a payment equal to 100% of the research funding provided to us under the agreement. In addition, on the first anniversary of the first commercial sale of a product developed under the agreement, we will pay the DMD foundations an additional payment equal to 100% of the research funding provided to us under the agreement. Finally, if a product developed under the agreement to treat DMD achieves cumulative net sales of at least $100.0 million, within 90 days of such occurrence, we will pay the DMD foundations an additional payment equal to 200% of the research funding provided to us under the agreement. As of June 30, 2009, based on the $2.6 million of research funding that we have received as of that date, the maximum contingent obligation that we may have to pay under this agreement is $10.2 million, but will be expected to increase as we receive approximately $0.9 million of additional research funding as contemplated under the agreement. Because of the uncertainty over when, if ever, such payments must be made upon outlicensing or product sales, the amount and timing of such payment obligations are highly uncertain and are not included in the above table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2009, we had unrestricted cash, cash equivalents and marketable securities of $26.5 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at June 30, 2009, we estimate that the fair value of our investments would decline by an immaterial amount; and therefore, our exposure to interest rate changes is immaterial.

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

On April 30, 2009, CombinatoRx filed a lawsuit against Aptuit, Inc., or Aptuit, in the Supreme Court for the State of New York, New York County, Commercial Division claiming fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment in connection with Aptuit’s manufacturing and distribution of CombinatoRx’s product candidate Synavive (CRx-102) for a worldwide Phase 2b clinical trial targeting hundreds of subjects with rheumatoid arthritis, the MARS-1 study. CombinatoRx alleges that Aptuit caused harm by willfully ignoring significant deficiencies in its manufacturing process (practices that did not comply with Good Manufacturing Practices and the clinical trial directive promulgated by the European Union, or EU), and ignoring warnings about those deficiencies, and failing to correct those deficiencies after the United Kingdom’s Medicines and Healthcare Regulatory Authority identified them during planned inspections. In addition, CombinatoRx alleges that Aptuit caused harm by failing to disclose information about those deficiencies to CombinatoRx, while inducing it to expand Aptuit’s scope of work under the operative contracts by which Aptuit agreed to manufacture and distribute Synavive for the MARS-1 study. CombinatoRx is seeking compensatory damages in an amount to be determined at trial. The outcome of this matter and whether we would be able to recover the damages sought, if any, cannot be determined with any certainty at this time.

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

Risks Related to Completion of the Proposed Merger

Completion of the proposed merger with Neuromed is subject to various closing conditions, involves significant costs and will require considerable attention from our management. Failure to complete the merger could adversely affect our stock price and our future business and operations.

The completion of the proposed merger with Neuromed is subject to the satisfaction of various closing conditions, including the approval by both our and Neuromed’s stockholders, and we cannot assure you that such conditions will be satisfied and that the merger will be successfully completed. In the event that the merger is not consummated we will have spent considerable time and resources, and incurred substantial costs, including costs related to the merger, such as legal, accounting and advisory fees, many of which must be paid even if the merger is not completed, or the payment of a termination fee to Neuromed under certain circumstances. If the merger is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline. In addition, successful completion of the merger will require the attention of our management and may divert their attention away from our operations.

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

In July 2009, in connection with our entry into an agreement and plan of merger in June 2009, with Neuromed, we undertook an organizational restructuring that reduced our workforce by approximately 36%. The restructuring is a result of a continuing strategic realignment to focus our efforts on continuing our funded drug discovery and conserving capital in connection with the potential merger transaction with Neuromed.

In October 2008, we undertook an organizational restructuring that reduced our United States workforce by approximately 45%. In November 2008 we undertook an additional organizational restructuring that, when combined with our prior restructuring plans, resulted in a total workforce reduction of approximately 65%. The restructuring was a result of continuing a strategic realignment to focus our efforts on continuing our funded drug discovery, outlicensing our existing product candidates, and conserving capital.

Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan. There can be no assurance that we will be successful in containing these costs or risks from our restructuring programs.

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

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of June 30, 2009, we had an accumulated deficit of $236.5 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, preclinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our resources to be sufficient to fund our planned operations into 2012. We may, however, need to raise additional funds before that time if our research and development expenses exceed our current expectations or our collaboration funding is less than our current assumptions or expectations. This could occur for many reasons, including:

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

Failure to comply with The Global Market continued listing requirements may result in our common stock being delisted from The Nasdaq Global Market.

Due to our stock price over the last several months, we may not continue to qualify for continued listing on the Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. On July 31, 2009, Nasdaq has resumed the enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. If our closing bid stock price is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, but Nasdaq could require a longer period.

On May 19, 2009, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market informing us that, based on a review of our Quarterly Report on Form 10-Q for the period ended March 31, 2009, we no longer complied with the minimum $10.0 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market.

On June 8, 2009, we were granted an extension of time to regain compliance based on the Nasdaq Stock Market’s determination that we had provided a definitive plan evidencing our ability to achieve and sustain compliance with the Stockholders’ Equity Requirement. We are now in compliance with the Stockholders’ Equity Requirement due to the completion of the divestiture of our former subsidiary, CombinatoRx Singapore.

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

Ownership of our common stock by our largest shareholder may cause a decline in our common stock should they decide to sell all or a portion of its shares.

Based on public filings, as of June 30, 2009, entities affiliated with BVF, Inc. hold 30.4% of our outstanding common stock. If entities affiliated with BVF, Inc. decide to sell all or a portion of their shares in a rapid or disorderly manner, our common stock price could be negatively impacted.

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

These provisions may make a change of control of us more difficult or costly, but we believe that the proposed business combination with Neuromed will not result in the termination of these agreements.

Item 6.	Exhibits.

(a) Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBINATORX, INCORPORATED

By:	/s/ Justin A. Renz
Justin A. Renz
Senior Vice President and Chief Financial Officer

Date: August 10, 2009

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	6/4/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.7	Amendment to Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated December 15, 2008.	10-K	10.10	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Robert Forrester, dated December 15, 2008.	10-K	10.11	03/16/2009	000-51171

#10.9	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.10	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.11	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.14	03/16/2009	000-51171

*#10.12	Employment Letter Agreement with Justin A. Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

*#10.13	Letter Agreement Re: Retention Bonus with Justin A. Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

*#10.14	Letter Agreement Re: Severance Arrangements with Justin A. Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.15	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	01/22/2007	000-51171

#10.16	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

10.17	Form of Indemnification Agreement for directors.	S-1/A	10.32	01/19/2005	333-121173

10.19	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

†10.20	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	08/19/2005	333-121173

10.21	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.22	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.23	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*10.24	Second Amendment to Office and Laboratory Lease Agreement, dated August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.25	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/08/2007	000-51171

10.26	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

10.27	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.1	06/02/2009	000-51171

10.28	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.2	06/02/2009	000-51171

10.29	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.3	06/02/2009	000-51171

10.30	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.4	06/02/2009	000-51171

†10.31	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.32	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

21.1	List of subsidiaries.	S-4	21.1	08/07/2009	333-161146

*31.1.	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.