Form 10-Q
period 2009-09-30
COMBINATORX, INC
filed 2009-11-03
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2009: 35,063,881 shares

COMBINATORX, INCORPORATED

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CombinatoRx, Incorporated (the “Company” or “CombinatoRx”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements regarding the proposed merger with Neuromed Pharmaceuticals Inc.; any statements regarding litigation involving CombinatoRx and the settlement thereof; any statements regarding plans for completion of restructuring and preservation of capital; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding potential regulatory approval of or safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or preclinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and preclinical trials and studies; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

CombinatoRx, Incorporated

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,301	$3,039
Restricted cash	1,550	1,250
Short-term investments	16,823	36,614
Accounts receivable	885	438
Prepaid expenses and other current assets	790	1,001
Current assets of discontinued operations	—	7,837

Total current assets	21,349	50,179
Property and equipment, net	7,740	12,400
Property and equipment of discontinued operations, net	—	995
Restricted cash and other assets	2,619	2,923

Total assets	$31,708	$66,497

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$861	$2,842
Accrued expenses	3,116	4,067
Accrued restructuring	1,982	1,902
Deferred revenue	6,956	5,384
Current portion of lease incentive obligation	284	575
Current liabilities of discontinued operations	—	19,822

Total current liabilities	13,199	34,592
Deferred revenue, net of current portion	4,895	6,325
Deferred rent, net of current portion	783	1,680
Lease incentive obligation, net of current portion	1,797	4,074
Accrued restructuring, net of current portion	—	968
Liabilities of discontinued operations	—	66
Noncontrolling interest in discontinued operations	—	2,917
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 60,000 shares authorized; 35,064 and 35,090 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	35	35
Additional paid-in capital	255,773	267,238
Accumulated other comprehensive income	6	73
Accumulated deficit	(244,780)	(251,471)

Stockholders’ equity	11,034	15,875

Total liabilities and stockholders’ equity	$31,708	$66,497

CombinatoRx, Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 As adjusted	2009	2008 As adjusted
Revenue:
Collaborations	$2,602	$2,778	$7,936	$8,215
Government contracts and grants	140	207	757	631

Total revenue	2,742	2,985	8,693	8,846

Operating expenses:
Research and development	4,881	13,790	18,124	45,477
General and administrative	3,554	3,790	12,025	11,429
Restructuring	2,597	—	2,613	—

Total operating expenses	11,032	17,580	32,762	56,906

Operating loss	(8,290)	(14,595)	(24,069)	(48,060)
Interest income	54	413	242	2,064
Interest expense	(1)	(160)	(28)	(528)
Other (expense) income	(25)	(14)	(32)	20

Loss from continuing operations before provision for income taxes	(8,262)	(14,356)	(23,887)	(46,504)

Provision for income taxes	—	—	—	(20)

Loss from continuing operations	(8,262)	(14,356)	(23,887)	(46,524)

Discontinued operations:
Loss from discontinued operations	—	(1,207)	(1,536)	(3,375)
Gain on disposal of discontinued operations	—	—	15,640	—

(Loss) gain on discontinued operations	—	(1,207)	14,104	(3,375)

Net loss	$(8,262)	$(15,563)	$(9,783)	$(49,899)

Net (loss) income per share — basic and diluted information:
From continuing operations	$(0.24)	$(0.41)	$(0.68)	$(1.34)
From discontinued operations	—	(0.04)	0.40	(0.09)

Net loss per share — basic and diluted	$(0.24)	$(0.45)	$(0.28)	$(1.43)

Weighted average number of common shares used in net income (loss) per share calculation — basic and diluted	35,038,881	34,926,731	35,026,216	34,802,763

CombinatoRx, Incorporated

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months ended September 30,
	2009	2008
Operating activities
Net loss	$(9,783)	$(49,899)
Less: Loss from discontinued operations	(1,536)	(3,375)
Gain on disposal of discontinued operations	15,640	—

Loss from continuing operations	(23,887)	(46,524)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	4,560	2,421
Non-cash restructuring benefit, net	(977)	—
Non-cash interest expense	28	47
Non-cash rent expense	(418)	(487)
Stock-based compensation expense	3,077	4,748
Loss on sale of fixed assets	119	—
Decrease in deferred rent	(39)	(56)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(448)	499
Decrease in prepaid expenses and other assets	215	845
(Decrease) increase in accounts payable	(1,982)	565
Decrease in accrued restructuring	(888)	—
(Decrease) increase in accrued expenses	(713)	460
Increase (decrease) in deferred revenue	142	(3,909)

Net cash used in operating activities from continuing operations	(21,211)	(41,391)
Net cash used in operating activities from discontinued operations	(1,088)	(2,163)

Net cash used in operating activities	(22,299)	(43,554)

Investing activities
Purchases of property and equipment	(559)	(2,113)
Proceeds from sale of fixed assets	309	—
Loss from sale of equity interest in subsidiary	(6,240)	—
Purchases of short-term investments	(70,312)	(224,292)
Sales and maturities of short-term investments	90,036	268,213

Net cash provided by investing activities from continuing operations	13,234	41,808
Net cash used in investing activities from discontinued operations	(16)	(128)

Net cash provided by investing activities	13,218	41,680

Financing activities
Proceeds from exercise of stock options	2	273
Repurchases of common stock	—	(131)
Repayment of notes payable	—	(2,001)

Net cash provided by (used in) financing activities from continuing operations	2	(1,859)
Net cash provided by financing activities from discontinued operations	—	4,700

Net cash provided by financing activities	2	2,841

Net (decrease) increase in cash and cash equivalents	(9,079)	967
Cash and cash equivalents at beginning of the period(1)	10,380	11,585

Cash and cash equivalents at end of the period(1)	$1,301	$12,552

(1)	Cash and cash equivalents as of December 31, 2007, September 30, 2008 and December 31, 2008 includes cash and cash equivalents of the Company’s Singapore subsidiary of $8,558, $9,958 and $7,341, respectively.

CombinatoRx, Incorporated

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. As discussed in Note 3, the results of operations and the assets and the liabilities related to the divestiture of the Company’s Singapore subsidiary in June 2009 (the “Divestiture”) have been accounted for as discontinued operations. Accordingly, the results of operations from prior periods have been reclassified to discontinued operations as a result of the Divestiture. Additionally, operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.

In preparing the financial statements included in this Form 10-Q, the Company has evaluated subsequent events through November 3, 2009, the date of the filing of the Form 10-Q.

2. Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted new GAAP guidance related to business combinations. This new guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent consideration and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development expense and either amortize it over the life of the relevant project, or write it off if the project is abandoned or impaired. The adoption of the new guidance did not have an immediate significant impact on the Company’s consolidated financial statements; however, it will impact the accounting for any future business combinations. On June 30, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neuromed Pharmaceuticals Inc., a privately held biopharmaceutical company (“Neuromed”), Neuromed Pharmaceuticals Ltd., a wholly owned subsidiary of Neuromed (“Neuromed Canada”), PawSox, Inc., a wholly owned subsidiary of the Company (“PawSox”) and a representative of the stockholders of Neuromed and Neuromed Canada relating to a business combination the Company currently plans to close on November 17, 2009 (the “Merger”).

Effective January 1, 2009, the Company adopted new GAAP guidance related to noncontrolling interests in consolidated financial statements. This new guidance established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. It also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The noncontrolling interest in the Company’s Singapore subsidiary represents preferred stock that was redeemable at the option of the holder and is classified in the “mezzanine” section between liabilities and stockholders’ equity on the balance sheet at December 31, 2008. Additionally, the Company did not attribute losses of the subsidiary to the noncontrolling interest since the preferred stock is equal to its liquidation preference. As such, the Company concluded that the adoption of this new guidance did not have a material impact on the consolidated financial statements and therefore no additional disclosures were required. The Company divested its ownership interest in the Singapore subsidiary in June 2009. See Note 3.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification has become nonauthoritative. As the Codification is not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements upon adoption.

During the three months ended September 30, 2009, the Company adopted new GAAP guidance related to recognition and presentation of other-than-temporary impairments. The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, the Company considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and nine months ended September 30, 2009 and 2008, the Company determined that no securities were other-than-temporarily impaired.

In October 2009, FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of the Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Existing guidance requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This fair value is difficult to determine when the product was not individually sold because of its unique features. Under current guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although earlier adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

December 31, 2008
Cash and cash equivalents	$7,341
Accounts receivable	418
Prepaid expenses and other current assets	78
Property and equipment of discontinued operations, net	995

Total assets of discontinued operations	$8,832

Accounts payable	$116
Accrued expenses	417
Deferred revenue	165
Convertible notes payable of subsidiary	19,189
Deferred rent	1

Total liabilities of discontinued operations	$19,888

The Company recorded a $15,640 gain on the divestiture of CombinatoRx Singapore in June 2009. The gain was calculated as the difference between (1) the consideration received and the carrying value of the noncontrolling equity interest and (2) the carrying value of the assets and liabilities of CombinatoRx Singapore.

4. Short-term Investments

The Company records its short-term investments at fair value. The fair value hierarchy for those instruments measured at fair value distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2009:

	Fair Value Measurement as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Short-term investments	$5,297	$11,526	$—	$16,823

Total	$5,297	$11,526	$—	$16,823

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

The Company classifies its short-term investments as available-for-sale as defined in the Codification. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at September 30, 2009 and December 31, 2008 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009—
Corporate debt securities	$1,500	$—	$—	$1,500
Government agency securities	10,020	6	—	10,026
U.S. treasuries	1,509	—	—	1,509
Treasury money market funds	3,788	—	—	3,788

	$16,817	$6	$—	$16,823

December 31, 2008—
Corporate debt securities	$7,695	$57	$—	$7,752
Government agency securities	9,261	16	—	9,277
U.S. treasuries	2,510	—	—	2,510
Treasury money market funds	17,075	—	—	17,075

	$36,541	$73	$—	$36,614

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at September 30, 2009 and December 31, 2008, by contractual maturity, were as follows:

	September 30, 2009		December 31, 2008
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$13,029	$13,035	$19,466	$19,539

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(8,262)	$(15,563)	$(9,783)	$(49,899)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(6)	4	(67)	(196)

Comprehensive loss	$(8,268)	$(15,559)	$(9,850)	$(50,095)

6. Net Loss Per Share

Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, warrants and convertible notes, have not been included in the computation of diluted net loss per share for all periods, as the result would be anti-dilutive. Since the Company had a loss from continuing operations for all periods presented, the diluted share calculation is equal to the basic share calculation. The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2009 and 2008, as their effect is anti-dilutive.

	Nine Months Ended September 30,
	2009	2008
Options outstanding	4,760,369	6,493,066
Unvested restricted stock	25,000	110,000
Warrants outstanding	96,252	96,252
Convertible notes payable	—	2,159,349

7. Stock-Based Compensation

The Company recognized, for the three and nine months ended September 30, 2009 and 2008, stock-based compensation expense of approximately $618 and $3,077 and $1,521 and $4,748, respectively, in connection with its share-based payment awards, net of stock-based compensation expense associated with the divestiture of CombinatoRx Singapore. For the three and nine months ended September 30, 2009 and 2008, stock-based compensation expense associated with CombinatoRx Singapore was approximately $0 and $158 and $58 and $169, respectively.

Stock Plans

A summary of the status of the Company’s stock option plans at September 30, 2009 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,954,316	$5.52
Granted	481,000	0.41
Exercised	(11,857)	0.18
Cancelled	(1,663,090)	5.67

Outstanding at September 30, 2009	4,760,369	$4.88	5.16	$654

Vested or expected to vest at September 30, 2009	4,566,549	$4.94	5.01	$592

Exercisable at September 30, 2009	3,636,562	$5.17	4.14	$337

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2009 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. As of September 30, 2009, there was $2,825 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.3 years.

In March 2009, the Company modified certain outstanding employee stock options to extend the option exercise period upon termination from 90 days to two years. As a result of the modification, the Company recorded incremental stock-based compensation expense of $83 at the modification date, as no additional service from the stock option holders was required.

Share-based payments to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzes the volatilities and expected terms of several peer companies, in addition to its own historical activity, to support the assumptions used in its calculations. The Company has increased the weight of its own historical activity over time.

During the three and nine months ended September 30, 2009 and 2008, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows. The Company did not issue any stock options during the three months ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volatility factor	—	58.35%	100.28%	56.84%
Risk-free interest rate	—	2.98%	1.67%	2.68%
Dividend yield	—	—	—	—
Expected term (in years)	—	5.86	3.76	5.73

Restricted Stock

A summary of the status of non-vested restricted stock as of September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2008	103,438	$7.71
Granted	—	—
Vested	(40,625)	9.37
Canceled	(37,813)	7.03

Nonvested at September 30, 2009	25,000	$6.05

As of September 30, 2009, there was $128 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2004 Equity Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years. The stock-based compensation expense recognized on restricted stock awards was $133 during the nine months ended September 30, 2009, net of stock-based compensation expense associated with the divestiture of CombinatoRx Singapore. For the nine months ended September 30, 2009, stock-based compensation expense recognized on restricted stock awards associated with CombinatoRx Singapore was $33.

8. Restructuring

In the fourth quarter of 2008, the Company implemented a strategic realignment to focus the business on identifying novel product candidates based on unexpected biological synergies. The strategic realignment included two reductions in force eliminating, in total, approximately 77 employees, or approximately 65% of the Company’s workforce. The Company incurred total restructuring charges of $5,095, of which $4,637 was incurred in the fourth quarter of 2008. These restructuring charges included $3,257 of severance payments and related benefits, $1,704 of facility exit costs, of which $1,314 pertained to the impairment of leasehold improvements and other fixed assets and $390 pertained to the net lease obligation, and $134 of other associated costs. In the first quarter of 2009, the Company recorded the $458 balance of the restructuring charges, which represented severance payments and related benefits for employees who provided service beyond the minimum retention period, or 60 days. In the second quarter of 2009, the Company recorded a restructuring credit of $442 related to a change in estimate of facility exit costs that were originally recorded in the fourth quarter of 2008.

On July 1, 2009, in connection with the entry into the Merger Agreement on June 30, 2009 with Neuromed (as discussed in Note 10), the Company’s Board of Directors committed to a restructuring plan that resulted in a workforce reduction of 20 employees, or approximately 36% of the Company’s workforce. The restructuring is a result of a continued strategic realignment of the Company to focus its efforts on its funded drug discovery and on conserving capital in connection with the Merger.

As a result of the July 1, 2009 restructuring plan, the Company recorded a restructuring charge of $2,597 in the third quarter of 2009, consisting of termination benefits and facility exit costs. The restructuring charge included termination benefits of $4,400, which consisted of $2,574 of cash severance and related benefits and $1,826 of accelerated stock- based compensation. The Company began paying severance and related benefits in the third quarter of 2009 and will continue making payments into the first quarter of 2010.

As a result of the Company vacating certain lab premises in the third quarter of 2009, the Company recorded a restructuring credit of $1,803 in the third quarter of 2009 associated with facility exit costs. The credit to restructuring expense was comprised of lease termination payments of $1,000 under the Amendment to the Lease (as discussed in Note 9), which were offset by the reduction of deferred rent and lease incentive obligations totaling $2,803. In connection with the Company’s decision to vacate a portion of its laboratory and office premises in the second quarter of 2009, the Company recorded $1,151 and $1,383 within research and development and general and administrative expenses in the second quarter and third quarter of 2009, respectively, of accelerated amortization of leasehold improvements associated with these premises to reflect a remaining useful life commensurate with the estimated date that the Company would vacate the relevant premises.

The following table summarizes the activity and accrual balance as of September 30, 2009 related to the strategic realignment:

	Balance at December 31, 2008	Charges	Change in Estimate	Non-Cash Items	Payments	Balance at September 30, 2009
Termination benefits	$1,503	$4,858	$—	$(1,826)	$(4,053)	$482
Facilities	1,367	(1,803)	(442)	2,803	(425)	1,500

Total	$2,870	$3,055	$(442)	$977	$(4,478)	$1,982

As discussed in Note 9, the Company expects to make payments on the facility component of accrued restructuring through July 1, 2010.

9. Leases

On August 3, 2009, the Company entered into a Second Amendment (the “Amendment”) to the Office and Laboratory Lease Agreement (the “Lease”) between the Company and MA-Riverview/245 First Street, L.L.C. (the “Landlord”), dated as of October 18, 2005, and amended on March 9, 2006 and June 5, 2006, relating to the Company’s principal office and laboratory facility in Cambridge, Massachusetts (the “Facility”). Prior to the Amendment of the Lease, which, as amended, expires in January 2017, the Company leased approximately 63,000 square feet of office and laboratory space at the Facility.

In accordance with the terms of the Amendment, the Company and the Landlord agreed that the Company’s occupancy of approximately 18,035 square feet of leased premises located on the sixteenth floor of the Facility (the “Office Premises”) would cease as of June 16, 2009, and that the Company would be liable for rent payments and occupancy costs on the Office Premises through September 30, 2009.

In addition, the Company and the Landlord agreed that the Company’s occupancy and liability for rent payments and occupancy costs of approximately 22,095 square feet of leased premises located on the fourth floor of the Facility (the “Lab Premises”) would cease as of September 15, 2009.

Under the Amendment, as consideration for the right to cease occupancy of the Office Premises, the Company will pay the Landlord $500 on or before October 1, 2009. The Company paid $500 on October 1, 2009. In addition, as consideration for the right to cease occupancy of the Lab Premises, the Company will pay the Landlord $500 on or before January 1, 2010 and $500 on or before July 1, 2010.

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

10. Merger Agreement

On June 30, 2009, the Company entered into the Merger Agreement with Neuromed, a privately-held biopharmaceutical company, pursuant to which PawSox will be merged with and into Neuromed. At the Company’s annual meeting of stockholders to be held on November 16, 2009, stockholders of the Company will be asked to approve, among other items, the issuance of shares of the Company’s common stock to the stockholders of Neuromed in the Merger, to approve authorizing the Company’s Board of Directors to effect a reverse stock split and to approve an amendment to the Company’s sixth amended and restated certificate of incorporation. At a special meeting of Neuromed stockholders to be held on November 16, 2009, stockholders of Neuromed will be asked to approve and adopt the Merger Agreement and to approve the Merger. The Merger is expected to close on November 17, 2009.

Under the terms of the Merger Agreement and a related escrow agreement (the “Escrow Agreement”) and subject to approval of the stockholders of the Company and Neuromed, and without giving effect to any reverse stock split, at closing the Company will issue approximately 14.9 million new shares of its common stock (the “Firm Shares”) to Neuromed stockholders and will place approximately 67.8 million new shares in escrow for the benefit of Neuromed stockholders (the “Escrow Shares”). Of the Escrow Shares subject to the Escrow Agreement, an aggregate of approximately 19.9 million shares (the “Holdback Shares”) will be placed into escrow and may or may not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo, a product candidate for the treatment of chronic pain which is the subject of a recently filed New Drug Application, and an aggregate of approximately 47.9 million shares (the “Milestone Shares”) will be placed into escrow and may or may not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo. Current Neuromed stockholders will have voting and other ownership rights with respect to the Holdback Shares but no voting rights with respect to the Milestone Shares. As a result, at closing current CombinatoRx stockholders effectively will retain approximately 50% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger, current Neuromed stockholders effectively will own or control approximately 48.5% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger (a portion of which will be subject to the terms of the Escrow Agreement), and certain Neuromed directors, officers and other employees effectively will hold approximately 1.5% of the outstanding shares of common stock of CombinatoRx immediately after the merger in the form of shares underlying restricted stock unit awards granted under the Neuromed special equity incentive plan. The release of the escrow shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, will be based upon the timing of the FDA’s approval of Exalgo and, subject to the terms and conditions of the Escrow Agreement:

•

If FDA approval of Exalgo is received on or before December 31, 2009, all of the Escrow Shares will be released to the former Neuromed stockholders, resulting in the pre-merger CombinatoRx stockholders owning approximately 30% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is received on or after January 1, 2010 and on or before September 30, 2010, a portion of the Escrow Shares will be released to the former Neuromed stockholders and a portion will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 40% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is received on or after October 1, 2010 and on or before December 31, 2010, a portion of the Escrow Shares will be released to the former Neuromed stockholders and a portion will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 60% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is not received on or before December 31, 2010, all of the remaining Escrow Shares will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 70% of the then outstanding shares of common stock of the combined company.

As used above, the term “then outstanding shares of common stock of the combined company” reflects the impact of the release and/or cancellation of escrow shares in accordance with the terms of the escrow agreement, assumes the issuance of the shares underlying the restricted stock unit awards to be granted by CombinatoRx after the merger pursuant to the rights granted by Neuromed under the Neuromed special equity incentive plan, and assumes no additional changes in the combined company’s capitalization after the effective time of the merger.

If the Merger Agreement is approved by the Company’s and Neuromed’s stockholders, the Merger Agreement will be accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.

11. Research and Development Agreements

On July 22, 2009, the Company and Fovea Pharmaceuticals SA (“Fovea”) amended and restated their Amended and Restated Research and License Agreement, dated as of June 12, 2007 (the “Amended and Restated Agreement”). Under the Amended and Restated Agreement, in exchange for Fovea’s development investment, the Company has granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin (FOV-1101), through a Phase 2a proof-of-concept clinical trial for allergic conjunctivitis. For these licensed combinations, the Company has received payments totaling $1,000, and is eligible to receive up to an additional $24,500 in development and regulatory milestone payments for each combination successfully developed by Fovea, an additional $15,000 milestone payment for the approval of a combination in a specified additional indication and in the event these license combinations are licensed by Fovea to a third party, commercialization milestones of up to an additional $25,000. The Company is also eligible to receive royalties for each product commercialized by Fovea in connection with the agreement.

On August 11, 2009, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with PGxHealth, LLC (“PGx”), a subsidiary of Clinical Data, Inc., relating to the potential development of ATL313, an adenosine A2A receptor agonist compound owned by PGx, as a combination therapy in the cancer field. Under the terms of the Collaboration Agreement, the Company will fund and advance the preclinical and clinical development of ATL313 as a combination therapy in the cancer field. PGx has an exclusive option to enter into a co-development relationship with the Company relating to ATL313 in the cancer field. PGx may exercise the co-development option by paying the Company 50% of the costs incurred by the Company to develop ATL313, and PGx would then equally share the costs of further development of ATL313 in cancer. If PGx does not exercise its co-development option, the Company may maintain its exclusive license to ATL313 in the cancer field by paying PGx a license fee of $5,000. In addition, the Company would be obligated to pay PGx up to $252,500 upon the achievement of various clinical and regulatory milestones and upon the achievement of various aggregate net sales milestones for products containing ATL313 in the cancer field. If PGx does not exercise its co-development option, the Company will pay PGx tiered royalty rates based on annual net sales of products containing ATL313.

12. Subsequent Events

Offer to Exchange Stock Options

On October 13, 2009, the Company commenced a tender offer (the “Option Exchange”) to allow eligible participants to exchange, before November 17, 2009, some or all of their eligible stock options for new options with an exercise price per share equal to the closing price of the Company’s common stock as reported by NASDAQ on the grant date. Eligible options are stock option grants made under the Company’s 2000 Stock Option Plan, as amended, and under the Amended and Restated 2004 Equity Incentive Plan with exercise prices per share greater than or equal to $1.31. However, any options that have exercise prices less than the closing price of the Company’s common stock as reported on NASDAQ on the Option Exchange expiration date will not be options eligible for exchange. The closing of the Option Exchange is expressly conditioned on the approval of the exchange by the Company’s stockholders at the stockholders’ meeting scheduled for November 16, 2009 and the closing of the planned Merger with Neuromed currently expected to close on November 17, 2009. The Company currently does not expect that the Option Exchange will have a material effect on its financial statements.

Form S-4 Registration Statement and Prospectus

On October 22, 2009, the Company’s Registration Statement on Form S-4, as amended, filed with the SEC to register shares issuable to Neuromed stockholders in exchange for shares of Neuromed upon the completion of the Merger pursuant to the terms of the Merger Agreement was declared effective. Also on October 22, 2009, the Company filed a final joint proxy statement/prospectus in connection with the Merger pursuant to Rule 424(b)(3) of the Securities Act.

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

Overview

We are a biopharmaceutical company in the field of synergistic combination pharmaceuticals. Going beyond traditional combinations, we use our drug discovery technology to create product candidates with novel multi-target mechanisms of action striking at the biological complexities of human disease. We have been advancing a portfolio of four product candidates, SynaviveTM (CRx-102), CRx-401, CRx-191 and CRx-197, into or through clinical research and development, and we have a number of product candidates that have either completed Phase 2a clinical trials, such as CRx-170 or PrednisporinTM, or are in preclinical development, such as our B-cell malignancies program. This portfolio is almost entirely internally generated from our proprietary combination high throughput screening, or cHTS™ technology, which provides a renewable and previously untapped source of novel drug candidates that are both synergistic and selective toward the diseases they are being developed to treat. Our portfolio of clinical product candidates targets multiple diseases including immuno-inflammatory diseases, metabolic disease, chronic pain, ophthalmic conditions and topical dermatoses. We also have a pipeline of preclinical product candidates in development for oncology, immuno-inflammatory diseases, neurodegenerative diseases, ophthalmic conditions and inherited diseases. Portions of this preclinical portfolio have been generated through collaboration agreements with pharmaceutical companies, foundations and government grants and may include product candidates to be discovered under our oncology research collaboration with Novartis.

We have never been profitable from operations and, as of September 30, 2009, we had an accumulated deficit of $244.8 million. We had net losses of $65.1 million for the year ended December 31, 2008 and $9.8 million for the nine months ended September 30, 2009. The nine-month period ended September 30, 2009 includes a gain on divestiture of CombinatoRx Singapore of $15.6 million.

On June 30, 2009, we entered into an agreement and plan of merger, or Merger Agreement, with Neuromed Pharmaceuticals, Inc., or Neuromed, a privately-held biopharmaceutical company, pursuant to which our wholly-owned subsidiary, PawSox, Inc., will be merged with and into Neuromed. At our annual meeting of stockholders scheduled for November 16, 2009, our stockholders will be asked to approve, among other items, the issuance of shares of our common stock to the stockholders of Neuromed in the merger, to approve authorizing our Board of Directors to effect a reverse stock split and to approve an amendment to our sixth amended and restated certificate of incorporation. At a special meeting of Neuromed stockholders to be held on November 16, 2009, stockholders of Neuromed will be asked to approve and adopt the Merger Agreement and to approve the merger. The merger is expected to close on November 17, 2009. Under the terms of the Merger Agreement and a related escrow agreement, and without giving effect to a reverse stock split, and subject to approval of the stockholders of CombinatoRx and Neuromed, at closing we will issue approximately 14.9 million new shares of our common stock, or firm shares, to Neuromed stockholders and will place approximately 67.8 million new shares in escrow for the benefit of Neuromed stockholders, or escrow shares. Of the escrow shares subject to the escrow agreement, an aggregate of approximately 19.9 million shares, or holdback shares, will be placed into escrow and may or may not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of ExalgoTM, a product candidate for the treatment of chronic pain which is the subject of a recently filed new drug application, and an aggregate of approximately 47.9 million shares, or milestone shares will be placed into escrow and may or may not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo. Current Neuromed stockholders will have voting and other ownership rights with respect to the holdback shares but no voting rights with respect to the milestone shares. As a result, at closing current CombinatoRx stockholders effectively will retain approximately 50% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger, current Neuromed stockholders effectively will own or control approximately 48.5% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger (a portion of which will be subject to the terms of the escrow agreement), and certain Neuromed directors, officers and other employees effectively will hold approximately 1.5% of the outstanding shares of common stock of CombinatoRx immediately after the merger in the form of shares underlying restricted stock unit awards granted under the Neuromed special equity incentive plan. The release of the escrow shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, will be based upon the timing of the FDA’s approval of Exalgo and, subject to the terms and conditions of the escrow agreement:

•

If FDA approval of Exalgo is received on or before December 31, 2009, all of the escrow shares will be released to the former Neuromed stockholders, resulting in the pre-merger CombinatoRx stockholders owning approximately 30% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is received on or after January 1, 2010 and on or before September 30, 2010, a portion of the escrow shares will be released to the former Neuromed stockholders and a portion will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 40% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is received on or after October 1, 2010 and on or before December 31, 2010, a portion of the escrow shares will be released to the former Neuromed stockholders and a portion will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 60% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is not received on or before December 31, 2010, all of the remaining escrow shares will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 70% of the then outstanding shares of common stock of the combined company.

In October and November 2008, following the announcement of Phase 2 clinical trial results for Synavive in subjects with knee osteoarthritis, we undertook two organizational restructurings that reduced our United States workforce by approximately 65%. The restructuring was to conserve capital and realign our business strategy to selectively advance product candidates into clinical trials, apply our cHTS drug discovery technology to identify new product candidates and biological mechanisms of action, continue our funded drug discovery programs and seek additional opportunities for funded discovery in other therapeutic areas, and seek to outlicense our clinical and preclinical product candidates. Our efforts to conserve capital are ongoing, and we have substantially reduced our planned expenditures relating to Synavive and our other clinical product candidates. In July 2009, in connection with our entry into the Merger Agreement with Neuromed, we further reduced our workforce by approximately 36%. The 2009 restructuring was a result of a continuing strategic realignment to focus our efforts on continuing our funded drug discovery and conserving capital in connection with the potential merger transaction with Neuromed currently expected to close on November 17, 2009.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2008 related to restructuring, revenue recognition, stock-based compensation and accrued expenses. There have not been any significant changes to our critical accounting policies in 2009. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2009.

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

In connection with the divestiture, we entered into a termination agreement with CombinatoRx Singapore and BioMedical, pursuant to which the parties agreed to terminate all of the prior agreements among us, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences and are no longer convertible into shares of our common stock.

We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement and transition services agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we have agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. Under the transition services agreement, we provided certain transition services to CombinatoRx Singapore relating to intellectual property, legal, accounting and information technology matters, all of which were completed prior to September 30, 2009.

In the second quarter of 2009 we recorded a gain on the divestiture of $15.6 million. The financial results of CombinatoRx Singapore have been reclassified as discontinued operations for all periods presented.

Comparison of the Three Months ended September 30, 2009 and September 30, 2008

Revenue. For the three months ended September 30, 2009, we recorded $2.7 million of revenue from our research and development collaborations with Novartis Institutes of BioMedical Research, Inc., or Novartis, Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, Charley’s Fund, the Nash Avery Foundation and GMT Charitable Research, LLC, or the DMD Foundations, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. For the three months ended September 30, 2008, we recorded $3.0 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., or CHDI, and the DMD Foundations, and from grants from the NIAID and the USAMRIID. The decrease in revenue is primarily due to the completion of our collaboration agreement with CHDI in the fourth quarter of 2008.

Research and Development. Research and development expense for the three months ended September 30, 2009 was $4.9 million compared to $13.8 million for the three months ended September 30, 2008. The $8.9 million decrease was primarily due to a decrease of $4.1 million in preclinical and external clinical expenses, a $3.5 million decrease in compensation and benefits expense associated with reduced headcount attributable to the fourth quarter 2008 and the third quarter 2009 restructurings, a $1.1 million decrease in lab supplies, facilities, depreciation and other overhead costs also associated with the restructurings, as well as a $0.2 million decrease in non-cash stock-based compensation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the three months ended September 30, 2009 and 2008. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which supported the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended September 30, (in thousands)
	2009	2008
Synavive	$614	$4,536
CRx-401	87	1,142
CRx-197	(126)	597
CRx-191	(39)	230
Unallocated clinical program costs	24	514

Total clinical program costs	560	7,019
Preclinical program costs	1,154	2,691
Unallocated clinical and preclinical program costs	392	1,431
Infrastructure and support costs	2,420	2,038
Non-cash employee and non-employee stock-based compensation expense	355	611

Total research and development expenses	$4,881	$13,790

Following our restructurings, we expect our research and development costs to continue to decrease as we have completed clinical trials of our product candidates and we now focus on drug discovery, research and preclinical development. Further, we expect decreased research and development expenses as a result of the completion of research activities under our agreements with CFFT and CHDI. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the early stages of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense for the three months ended September 30, 2009 was $3.6 million compared to $3.8 million for the three months ended September 30, 2008. The $0.2 million decrease was primarily due to a decrease in overall general and administrative expenses related to our fourth quarter 2008 and third quarter 2009 restructuring, offset by an increase in professional fees and consulting expenses associated with our proposed merger with Neuromed.

Restructuring. Restructuring costs of $2.6 million in the third quarter of 2009 resulted from the continued implementation of our plan to focus our efforts on our funded drug discovery and conserving capital in connection with the planned merger with Neuromed currently expected to close on November 17, 2009. The charge consisted of $2.6 million for severance and related benefits for approximately 20 employees, $1.8 million of accelerated stock-based compensation and $1.0 million of lease termination costs, partially offset by $2.8 million of non-cash credits related to the write-off of deferred rent and lease incentive obligations associated with a facility that was exited.

Interest Income. Interest income for the three months ended September 30, 2009 was $0.1 million compared to $0.4 million for the three months ended September 30, 2008. The $0.3 million decrease was primarily due to decreases in our average cash and short-term investments balances and significantly lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the three months ended September 30, 2009 was less than $0.1 million compared to $0.2 million for the three months ended September 30, 2008. This decrease was due to the repayment of our equipment lines of credit with General Electric Capital Corporation and its affiliates, or GECC, in December 2008.

Comparison of the Nine Months ended September 30, 2009 and September 30, 2008

Revenue. For the nine months ended September 30, 2009, we recorded $8.7 million of revenue from our research and development collaborations with Novartis, Fovea Pharmaceuticals SA, or Fovea,, Angiotech, CFFT, CHDI, Inc. and the DMD Foundations, and from grants from the NIAID and USAMRIID. For the nine months ended September 30, 2008, we recorded $8.8 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI and the DMD Foundations, and from grants from the NIAID and USAMRIID.

Research and Development. Research and development expense for the nine months ended September 30, 2009 was $18.1 million compared to $45.5 million for the nine months ended September 30, 2008. The $27.4 million decrease was primarily due to a decrease of $12.8 million in preclinical and external clinical expenses, a $9.7 million decrease in compensation and benefits expense associated with reduced headcount attributable to the fourth quarter 2008 and the third quarter 2009 restructurings, a $4.3 million decrease in consulting, lab supplies, facilities, depreciation and other overhead costs also associated with the restructurings, as well as a $0.6 million decrease in non-cash stock-based compensation expense.

The table below summarizes our allocation of research and development expenses to our clinical programs Synavive, CRx-401, CRx-197 and CRx-191 for the nine months ended September 30, 2009 and 2008. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which supported the development of our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-197 and CRx-191, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Nine Months Ended September 30, (in thousands)
	2009	2008
Synavive	$3,101	$17,994
CRx-401	1,129	2,765
CRx-197	3	1,790
CRx-191	13	913
Unallocated clinical program costs	259	1,619

Total clinical program costs	4,505	25,081
Preclinical program costs	4,279	7,744
Unallocated clinical and preclinical program costs	1,443	4,503
Infrastructure and support costs	6,691	6,282
Non-cash employee and non-employee stock-based compensation expense	1,206	1,867

Total research and development expenses	$18,124	$45,477

General and Administrative. General and administrative expense for the nine months ended September 30, 2009 was $12.0 million compared to $11.4 million for the nine months ended September 30, 2008. The $0.6 million increase was primarily due to the $2.4 million increase in professional and consulting fees associated with our ongoing strategic realignment and the merger agreement with Neuromed offset by a $1.0 million decrease in non-cash stock-based compensation and a $0.8 million decrease in compensation and benefits expense.

Restructuring. Restructuring costs of $2.6 million for the nine months ended September 30, 2009 primarily resulted from a third quarter 2009 charge related to the continued implementation of our plan to focus our efforts on our funded drug discovery and conserving capital in connection with the planned merger with Neuromed currently expected to close on November 17, 2009. The charge consisted of $2.6 million for severance and related benefits for approximately 20 employees, $1.8 million of accelerated stock-based compensation and $1.0 million of lease termination costs, partially offset by $2.8 million of non-cash credits related to the write-off of deferred rent and lease incentive obligations associated with a facility that was exited.

Interest Income. Interest income for the nine months ended September 30, 2009 was $0.2 million compared to $2.1 million for the nine months ended September 30, 2008. The $1.9 million decrease was primarily due to decreases in our average cash and short-term investments balances and significantly lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the nine months ended September 30, 2009 was less than $0.1 million compared to $0.5 million for the nine months ended September 30, 2008. This decrease was due to the repayment of our equipment lines of credit with GECC in December 2008.

Liquidity and Capital Resources

Since our inception in March 2000 until our initial public offering on November 9, 2005, we have funded our operations principally through the private placement of equity securities, which provided net proceeds of approximately $104.9 million. Our initial public offering provided net proceeds of $43.8 million, a private placement of our common stock in March 2006 provided net proceeds of $45.4 million and a public offering of our common stock in October 2007 provided net proceeds of $33.0 million. We have also generated funds from debt financing and payments from our collaboration partners. As of September 30, 2009, we had cash, cash equivalents and short-term investments of approximately $22.2 million, which includes $4.1 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities, commercial paper, government agency securities and U.S. Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio as of September 30, 2009.

For the nine months ended September 30, 2009, we received $9.2 million in payments from our collaborations and research and development agreements with Novartis, Fovea, CFFT, CHDI, Inc. and the DMD Foundations, and grants from the NIAID and USAMRIID. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Novartis, Angiotech, the DMD Foundations and government grants from the NIAID and USAMRIID and any other collaborative agreements into which we might enter.

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

Our operating activities from continuing operations used cash of $21.2 million for the nine months ended September 30, 2009 and used cash of $41.4 million for the nine months ended September 30, 2008. The decrease in the net use of cash in operating activities was primarily attributed to our $22.6 million decrease in loss from continuing operations, offset by working capital adjustments in accounts payable, accrued expenses and accrued restructuring.

Our investing activities from continuing operations provided cash of $13.2 million for the nine months ended September 30, 2009 and provided cash of $41.8 million for the nine months ended September 30, 2008. The cash provided by investing activities for the nine months ended September 30, 2009 was primarily due to net sales and maturities of short-term investments and proceeds from the sale of fixed assets, partially offset by purchases of property and equipment and the loss from the sale of our equity interest in CombinatoRx Singapore.

Our financing activities from continuing operations were not a significant source of cash for the nine months ended September 30, 2009 and we used cash of $1.9 million for the nine months ended September 30, 2008. The use of cash in the nine months ended September 30, 2008 was primarily due to the repayment of our notes payable to GECC, which were repaid in full in December 2008.

As of March 31, 2009, CombinatoRx Singapore had $19.4 million in convertible notes payable, representing $17.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006, May 30, 2007 and August 5, 2008 and accrued interest of $1.9 million. The notes bore interest at an annual rate of 5% and were due and payable on December 31, 2009, unless we elected to prepay the notes before that date through CombinatoRx Singapore. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. In connection with the divestiture, CombinatoRx, CombinatoRx Singapore and BioMedical Sciences entered into a termination agreement pursuant to which the parties agreed to terminate all of the prior agreements among CombinatoRx, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of our common stock. CombinatoRx also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with the assistance of CombinatoRx since the formation of CombinatoRx Singapore. Under the share purchase agreement, we have agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

On August 3, 2009, we entered into a second amendment to our office and laboratory lease for approximately 63,000 square feet of office and laboratory space at our Cambridge, Massachusetts facility. The lease term extends through January 2017. Under the terms of the second amendment, our occupancy of approximately 18,035 square feet of leased office premises located on the sixteenth floor of the facility will cease as of June 16, 2009, and we are liable for rent payments and occupancy costs on the office premises through September 30, 2009. Under the terms of the second amendment, our occupancy and liability for rent payments and occupancy costs of approximately 22,095 square feet of leased lab premises located on the fourth floor of the facility ceased as of September 15, 2009. As consideration for the right to cease occupancy of the office premises and the lab premises, we agreed to pay our landlord $0.5 million on or before October 1, 2009, $0.5 million on or before January 1, 2010 and $0.5 million on or before July 1, 2010. Under the terms of the lease, as amended, we will continue to lease and occupy approximately 23,199 square feet of office and laboratory space with a lease term until January 2017. As a result of the lease amendment, excluding anticipated reductions in management fees payable by us to our landlord, we have reduced our aggregate obligations under our operating lease for our Cambridge facility by approximately $11.4 million.

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

In June 2009, Neuromed sold the commercial rights to Exalgo to Mallinckrodt Inc., a subsidiary of Covidien plc. If our proposed merger with Neuromed is consummated and Exalgo is approved by the FDA, we will receive from Mallinckrodt Inc. a milestone payment of $30 million which could potentially increase to $40 million. After FDA approval, we will also receive tiered royalties on Mallinckrodt Inc.’s sales of Exalgo ranging from a mid to high-single digit percentage of net sales. As previously disclosed, the FDA has set November 22, 2009 as Exalgo’s Prescription Drug User Fee Act review date, or its PDUFA date.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2009, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations (in thousands)	Total	2009	2010 through 2011	2012 through 2013	After 2013
Operating lease obligations:
Cambridge facility(1)	$10,246	$779	$3,227	$2,449	$3,791

Total contractual obligations	$10,246	$779	$3,227	$2,449	$3,791

(1)	Our payment and rent obligations under the lease, as amended, are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by standby letters of credit totaling $4.0 million. Effective December 1, 2009 the standby letters of credit will be reduced to $2.5 million.

In connection with our agreement with the DMD Foundations, in the event that we either enter into a license agreement with a third party granting the rights to make, use or sell a product developed under the agreement to treat Duchenne muscular dystrophy, or DMD, or we or any of our affiliates or licensees first sells a product developed under the agreement to treat DMD, we will pay the DMD Foundations a payment equal to 100% of the research funding provided to us under the agreement. In addition, on the first anniversary of the first commercial sale of a product developed under the agreement, we will pay the DMD Foundations an additional payment equal to 100% of the research funding provided to us under the agreement. Finally, if a product developed under the agreement to treat DMD achieves cumulative net sales of at least $100.0 million, within 90 days of such occurrence, we will pay the DMD Foundations an additional payment equal to 200% of the research funding provided to us under the agreement. As of September 30, 2009, based on the $3.0 million of research funding that we have received as of that date, the maximum contingent obligation that we may have to pay under this agreement is $12.0 million, but will be expected to increase as we receive approximately $0.5 million of additional research funding as contemplated under the agreement. Because of the uncertainty over when, if ever, such payments must be made upon outlicensing or product sales, the amount and timing of such payment obligations are highly uncertain and are not included in the above table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Refer to Note 2, Recent Accounting Pronouncements, in “Notes to Condensed Consolidated Financial Statements,” for a discussion of new accounting standards

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2009, we had unrestricted cash, cash equivalents and marketable securities of $18.1 million consisting of cash and highly liquid and short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 5% from levels at September 30, 2009, we estimate that the fair value of our investments would decline by an immaterial amount; and therefore, our exposure to interest rate changes is immaterial.

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

On October 2, 2009, a lawsuit was filed in the Superior Court for Suffolk County, Massachusetts against CombinatoRx, each of the members of CombinatoRx’s board of directors and Neuromed. The action is brought by Philip Lorenzi, a purported stockholder of CombinatoRx, on his own behalf, and seeks also to certify, and bring the action on behalf of, a class of CombinatoRx stockholders. The complaint alleges the members of the board breached fiduciary duties owed to CombinatoRx stockholders by, among other things, agreeing to an all-stock transaction at an unfair price, agreeing to a merger agreement which contained preclusive deal protection devices, and failing to disclose material information related to the proposed merger between CombinatoRx and Neuromed, and that CombinatoRx and Neuromed aided and abetted the purported breaches of fiduciary duties. While CombinatoRx and the other defendants believe the allegations in the complaint are entirely without merit and they have valid defenses to all claims, in an effort to minimize the cost and expense of any litigation, on October 8, 2009, the defendants entered into a memorandum of understanding, or MOU, with the plaintiffs to settle this lawsuit. Subject to the negotiation and execution of a stipulation of settlement with respect to this litigation and the approval of this settlement by the court, the MOU resolves the allegations by the plaintiffs against the defendants and provides a release and settlement by the purported class of CombinatoRx’s stockholders of all claims and causes of actions of any kind whatsoever, whether under state or federal law, against the defendants and their affiliates and agents in connection with the merger, the merger agreement, any of the transactions contemplated by the merger agreement or that arise out of allegations, facts, events or claims that were in the complaint or that could have been brought in the complaint. In exchange for this release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s length discussions between and among the parties, that CombinatoRx would provide additional supplemental disclosures in the Company’s registration statement on Form S-4, as amended, filed in connection with the planned Neuromed merger, and in the joint proxy statement/prospectus related to the planned Neuromed merger, or the Prospectus.

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

Risks Related to the Proposed Merger

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

We may fail to realize the anticipated benefits of the merger with Neuromed.

The success of the merger with Neuromed will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of CombinatoRx and Neuromed in a manner that does not materially disrupt existing relationships or otherwise result in decreased productivity and that allows us to capitalize on the drug development capabilities of the combined company. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

CombinatoRx and Neuromed have operated and, until the completion of the merger expected to close on November 17, 2009, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of CombinatoRx’s or Neuromed’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the merger. Issues that must be addressed in integrating the operations of CombinatoRx and Neuromed in order to realize the anticipated benefits of the merger include, among other things, identifying and eliminating redundant operations and assets across a geographically dispersed organization and integrating the research and development operations and systems of CombinatoRx and Neuromed. Integration efforts between the two companies will also divert management’s attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of CombinatoRx common stock after the completion of the merger.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. If we are not able to adequately address these challenges, CombinatoRx and Neuromed may be unable to successfully integrate their operations, or to realize the anticipated benefits of the integration of the two companies.

Pursuant to the terms of the merger agreement and escrow agreement with Neuromed, a substantial number of shares may be released from escrow after the consummation of the merger, which will result in significant dilution to the current holders of outstanding CombinatoRx common stock.

As of September 30, 2009, approximately 35.1 million shares of CombinatoRx common stock were outstanding. Upon the consummation of the merger and without giving effect to any reverse stock split, CombinatoRx expects to issue approximately 14.9 million shares of its common stock as initial merger consideration to former Neuromed stockholders as well as approximately 67.8 million shares of its common stock that will be placed into escrow and subject to the terms of an escrow agreement. CombinatoRx’s stockholders are expected effectively to retain approximately 50% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger. As set forth below, based on the timing of the FDA’s approval of Exalgo, which is a drug product candidate for which the commercial rights were recently sold by Neuromed, the 50% ownership of the combined company by CombinatoRx’s stockholders will be adjusted by releasing shares held in escrow to former Neuromed stockholders or cancelling shares held in escrow.

Subject to the terms and conditions of the escrow agreement:

•

If FDA approval of Exalgo is received on or before December 31, 2009, all of the escrow shares will be released to the former Neuromed stockholders, resulting in the pre-merger CombinatoRx stockholders owning approximately 30% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is received on or after January 1, 2010 and on or before September 30, 2010, a portion of the escrow shares will be released to the former Neuromed stockholders and a portion will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 40% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is received on or after October 1, 2010 and on or before December 31, 2010, a portion of the escrow shares will be released to the former Neuromed stockholders and a portion will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 60% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo is not received on or before December 31, 2010, all of remaining escrow shares will be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 70% of the then outstanding shares of common stock of the combined company.

As used above, the term “then outstanding shares of common stock of the combined company” reflects the impact of the release and/or cancellation of escrow shares in accordance with the terms of the escrow agreement, assumes the issuance of the shares underlying the restricted stock unit awards to be granted by CombinatoRx after the merger pursuant to the rights granted by Neuromed under the Neuromed special equity incentive plan, and assumes no additional changes in the combined company’s capitalization after the effective time of the merger.

As each of the milestone dates described above are reached without receipt of FDA approval of Exalgo, the parties have agreed that the requisite number of the escrow shares will be returned to the combined company, cancelled and cease to be outstanding such that the number of escrow shares is reduced to the number of escrow shares that would be released to former Neuromed stockholders if FDA approval of Exalgo is received on or before the next milestone date. If FDA approval of Exalgo is not received on or before December 31, 2010, all of the remaining escrow shares will be returned to the combined company, cancelled and cease to be outstanding. As a result, the total number of outstanding shares of common stock of the combined company may fluctuate significantly based on the timing of FDA approval of Exalgo, if any. These fluctuations as well as the uncertainty relating to the escrow arrangement and relative ownership of the combined company may have an adverse impact on the market price of CombinatoRx common stock.

Future sales of common stock by existing CombinatoRx and Neuromed stockholders may cause the price of CombinatoRx common stock to fall.

Certain of CombinatoRx’s existing stockholders and certain Neuromed stockholders receiving shares of CombinatoRx common stock in the merger will have beneficial ownership of significant blocks of outstanding CombinatoRx common stock after the consummation of the merger. If these or other stockholders sell substantial amounts of CombinatoRx common stock in the public market, particularly if these sales are in a rapid or disorderly manner, or investors perceive that these sales could occur, the market price of CombinatoRx common stock could decrease significantly. In connection with the execution of the merger agreement, CombinatoRx entered into a registration rights agreement with certain investment funds affiliated with MPM Capital LLC, James Richardson & Sons, Limited and Working Opportunity Fund (EVCC) Ltd., existing stockholders of Neuromed who collectively own or control approximately 52% of Neuromed’s voting securities as of September 30, 2009, and with certain funds affiliated with BVF Inc., stockholders of CombinatoRx who own or control approximately 30.4% of outstanding CombinatoRx common stock as of September 30, 2009. If requested properly under the terms of the registration rights agreement, these stockholders have the right to require us to register all or some of such shares for sale under the Securities Act and in certain circumstances also have the right to include those shares in a registration we initiate. If we are required to include the shares of CombinatoRx common stock of these stockholders pursuant to these registration rights in a registration we initiate, sales made by such stockholders may adversely affect the price of CombinatoRx common stock and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that we register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of CombinatoRx common stock. These sales might also make it more difficult for us to sell equity securities at an appropriate time and price.

Ownership of CombinatoRx common stock may be highly concentrated after consummation of the merger.

After consummation of the merger, certain stockholders will have beneficial ownership of significant blocks of outstanding CombinatoRx common stock. Investment funds affiliated with BVF Inc., CombinatoRx’s largest stockholder before the merger, effectively will own or control approximately 15.2% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger and will remain the largest percentage holder of the outstanding shares of common stock of the combined company. Investment funds affiliated with MPM Capital LLC, Working Opportunity Fund (EVCC) Ltd., Neuro Discovery Limited Partnership and James Richardson & Sons, Limited, Neuromed’s largest stockholders before the merger, effectively will own or control approximately 13.9%, 7.0%, 4.3% and 6.1%, respectively, of the outstanding voting shares of common stock of CombinatoRx immediately after the merger, based upon an assumed volume-weighted average of the per share daily closing prices of CombinatoRx common stock as reported on The NASDAQ Global Market of $1.50 for the five (5) consecutive trading days ending on the second trading day prior to the effective time of the merger and an estimated November 17, 2009 closing date for the merger. In addition, two of CombinatoRx’s directors after the merger, Todd Foley and Hartley T. Richardson, are affiliated with MPM Capital LLC and James Richardson & Sons, Limited, respectively. These and other large stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any approval of a merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, even if the outcome sought by such stockholders is not in the interest of our other stockholders. These stockholders, acting as a group, may also delay or prevent a change in control, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the value of CombinatoRx common stock due to a resulting lack of liquidity of CombinatoRx common stock or a perception among investors that conflicts of interest may exist or arise.

We expect to incur significant costs in connection with the merger and in integrating the companies into a single business.

        To date, CombinatoRx has incurred aggregate transaction costs of approximately $2.5 million in connection with the merger. Based on information available at this time, CombinatoRx anticipates incurring additional transaction costs of up to approximately $2.0 million in connection with the merger. To date, Neuromed has incurred aggregate transaction costs of approximately $1.6 million in connection with the merger. Based on information available at this time, Neuromed anticipates incurring additional transaction costs of up to approximately $1.4 million in connection with the merger. In addition, we expect to incur significant costs integrating the companies’ operations, product candidates and personnel, which cannot be estimated accurately at this time. These costs may include costs for severance, legal fees and reorganization of facilities and personnel. If the total costs of the merger exceed estimates, or benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

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

We commenced operations in March 2000 and have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2000. As of September 30, 2009, we had an accumulated deficit of $244.8 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technology. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, preclinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Due to our stock price over the last several months, we may not continue to qualify for continued listing on the Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. Nasdaq suspended enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares until July 31, 2009, and the rules were reinstated on August 3, 2009. Now that the enforcement of their requirements has resumed, if our closing bid stock price is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, but Nasdaq could require a longer period.

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

Based on public filings, as of September 30, 2009, entities affiliated with BVF, Inc. hold 30.4% of our outstanding common stock. If entities affiliated with BVF, Inc. decide to sell all or a portion of their shares in a rapid or disorderly manner, our common stock price could be negatively impacted.

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

Under our research and license agreement with Angiotech, we have agreed that upon a change of control of us, as defined in the research and license agreement, the agreement would remain in effect, although Angiotech would have the right to terminate the agreement in the nine months after a change of control if we were acquired by an entity operating primarily in Angiotech’s field.

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

Item 5.	Other Information

Annual Meeting of Stockholders

As detailed in our Prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on October 22, 2009, our 2009 annual meeting of stockholders will be held on November 16, 2009, beginning at 9:00 a.m., local time, at the offices of Goodwin Procter LLP, 53 State Street, Boston, Massachusetts.

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
Justin A. Renz
Senior Vice President and Chief Financial Officer

Date: November 3, 2009

EXHIBIT INDEX

Exhibit No	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein	424B3	Appendix A	10/22/2009	333-161146

3.1	Sixth Amended and Restated Certificate of Incorporation.	S-1/A	3.2	11/4/2005	333-121173

3.2	Amended and Restated By-Laws.	8-K	3.1	6/4/2007	000-51171

4.1	Specimen Common Stock Certificate.	S-1/A	4.1	1/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004 to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005 to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	3/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001 to purchase up to 10,019 of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001 by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock.	S-1/A	10.45	8/19/2005	333-121173

4.8	Second Amended and Restated Investors’ Rights Agreement, dated as of February 18, 2004, by and between the Registrant and the investors named therein, as amended.	S-1	10.17	12/10/2004	333-121173

4.9	Amendment to the Second Amended and Restated Investors’ Rights Agreement by and between the Registrant and the investors named therein, dated as of December 8, 2004.	S-1	10.18	12/10/2004	333-121173

4.10	Omnibus Amendment Agreement to Second Amended and Restated Investors’ Right Agreement and by and between the Registrant and the investors named therein and the Registration Rights Agreement by and between Silicon Valley Bank and the Registrant	8-K	10.1	12/6/2006	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	8-K	10.1	6/5/2006	000-51171

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	3/20/2006	000-51171

Exhibit No	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	3/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.7	Amendment to Employment, Confidentiality and Non-Competition Agreement with Robert Forrester, dated December 15, 2008.	10-K	10.10	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Robert Forrester, dated December 15, 2008.	10-K	10.11	03/16/2009	000-51171

#10.9	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.10	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.11	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.14	03/16/2009	000-51171

#10.12	Employment Letter Agreement with Justin A. Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.13	Letter Agreement Re: Retention Bonus with Justin A. Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.14	Letter Agreement Re: Severance Arrangements with Justin A. Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.15	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	01/22/2007	000-51171

#10.16	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

10.17	Form of Indemnification Agreement for directors.	S-4/A	10.19	09/16/2009	333-161146

10.19	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

†10.20	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	08/19/2005	333-121173

10.21	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.22	Office and Laboratory Lease Agreement, as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

Exhibit No	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.23	First Amendment to Office and Laboratory Lease Agreement, as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.24	Second Amendment to Office and Laboratory Lease Agreement, dated August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.25	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/08/2007	000-51171

10.26	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

10.27	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.1	06/02/2009	000-51171

10.28	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, BioMedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.2	06/02/2009	000-51171

10.29	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.3	06/02/2009	000-51171

10.30	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.4	06/02/2009	000-51171

†10.31	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.32	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.33	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and CombinatoRx, Incorporated.	8-K	10.1	08/13/2009	000-51171

#10.33	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan	S-4/A	10.51	09/16/2009	333-161146

#10.34	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors)	S-4/A	10.52	09/16/2009	333-161146

#10.35	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives)	S-4/A	10.53	09/16/2009	333-161146

21.1	List of subsidiaries.	S-4	21.1	08/07/2009	333-161146

*31.1.	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

Exhibit No	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

*32.1.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-Q.