Form 10-K
period 2009-12-31
COMBINATORX, INC
filed 2010-03-26
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-Accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $26,594,345 on June 30, 2009. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2009.

As of March 25, 2010, the registrant had 88,699,768 shares of common stock, par value $0.001 per share, outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMBINATORX, INCORPORATED

ANNUAL REPORT

ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements with respect to CombinatoRx, Incorporated (“CombinatoRx”) and its subsidiaries (“we”, “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this annual report on Form 10-K include, without limitation, statements regarding our future expectations; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or pre-clinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and pre-clinical trials and studies; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this annual report on Form 10-K.

The risks, uncertainties and assumptions referred to above include risks that are described in this annual report on Form 10-K in the section entitled “Risk Factors” and elsewhere and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

Item 1.	Business

Overview

We develop novel drug candidates with a focus on the treatment of pain and inflammation. We have entered into multiple revenue-generating collaborations with large pharmaceutical companies and have a portfolio of clinical-stage product candidates targeting pain, inflammation and neurodegenerative diseases. We also apply our selective ion channel modulation platform and combination drug discovery technology to discover new product candidates for our portfolio.

On March 1, 2010, the United States Food and Drug Administration, or FDA, approved the New Drug Application for Exalgo™ (hydromorphone HCl) extended-release tablets, for the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years. Other oral hydromorphone products currently available in the United States are immediate release formulations, requiring dosing several times per day. Exalgo employs the OROS® PUSH-PULL™ osmotic delivery system designed to release hydromorphone at a controlled rate over an extended period of time, allowing for once-daily administration. Our subsidiary, Neuromed, with whom we completed a merger in December 2009, acquired the rights to Exalgo in 2007 and advanced it successfully through Phase 3 clinical development, the submission of a new drug application in May 2009 and its approval by the FDA in March 2010. The United States commercial rights to Exalgo were acquired in June 2009 by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and are eligible to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch. We expect Covidien will commence commercial sales of Exalgo during the second quarter of 2010.

We have been advancing a portfolio of product candidates into or through clinical research and development, and we have a number of product candidates that are in late-stage preclinical development. Our clinical and preclinical product candidates targeting pain, inflammation and other central nervous system disorders include:

•	Synavive™, a novel dissociated glucocorticoid product candidate being developed to treat immuno-inflammatory disorders;

•

Prednisporin (FOV1101), a topical ophthalmic drug candidate containing low doses of the glucocorticoid prednisolone acetate and the immunosuppressant cyclosporine A, that we have exclusively licensed to Fovea Pharmaceuticals SA, a subsidiary of Sanofi Aventis;

•	N-type and T-type calcium channel blockers being developed to treat chronic pain; and

•	CRx-601, a proprietary formulation of carbidopa and levodopa for the potential treatment of Parkinson’s disease.

N-type and T-type calcium channels in cells are important to the regulation of the body’s nervous and cardiovascular systems. We are developing proprietary novel compounds to potentially treat pain and other diseases by selectively blocking one or both of these ion channels. Our ion channel programs have the potential to produce a new class of analgesics for the treatment of both acute and chronic pain, with the potential for safety and efficacy advantages over existing analgesics. We believe our N-type calcium channel blockers have the potential to be efficacious across a wide variety of chronic pain states and that our T-type calcium channel blockers show promise in acute and chronic pain and potentially other indications.

Based on the understanding that many diseases affect the body through multiple biological pathways, CombinatoRx has created a fully integrated and highly automated system of customized hardware and software for combination high throughput screening, or cHTS™, in phenotypic cell based assays. This technology platform, coupled with our library of over 3,000 molecules covering the most important targets in human disease, enables systematic combination screening in cell-based assays corresponding to multiple diseases at a very high scale. Together with analysis software capable of recognizing and quantifying synergistic drug combinations and integrating complex disease, pathway, target and drug information, our platform enables the discovery of new combination biology or the definition of specific target pairs for potential development as therapeutics. We have entered into multiple funded research collaborations utilizing our cHTS technology, including a research collaboration and license agreement with the Novartis Institutes of Biomedical Research, or Novartis, focused on the discovery of novel anti-cancer combinations to be developed by either Novartis or us.

Exalgo

On March 1, 2010, the FDA approved the New Drug Application for Exalgo (hydromorphone HCl) extended-release tablets, for the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that is five to eight times more potent than morphine and has a long history of use for the control of pain. Other oral hydromorphone products currently available in the United States are immediate release formulations, requiring dosing several times per day. Exalgo employs the OROS® PUSH-PULL™ osmotic delivery system designed to release hydromorphone at a controlled rate over an extended period of time allowing for once-daily administration. The same OROS® hydromorphone formulation as Exalgo is currently marketed for severe pain by Janssen-Cilag, a wholly-owned subsidiary of Johnson & Johnson, in several European countries under the brand name JURNISTA™. The OROS® PUSH-PULLTM formulation technology utilized for Exalgo has been used clinically for more than two decades and in more than a dozen marketed products including Procardia XL®, DITROPAN XL® and CONCERTA®.

Our subsidiary, Neuromed, acquired the United States rights to Exalgo in 2007 and advanced it successfully through Phase 3 clinical development, the submission of a new drug application in May 2009 and its approval by the FDA in March 2010. The United States commercial rights to Exalgo were acquired in June 2009 by Covidien. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and are eligible to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch.

Background

Hydromorphone, a widely prescribed opioid, is sold under the brand name Dilaudid® and in generic formulations. Hydromorphone is a mature generic product generally not supported by significant sales force coverage and is currently available only in immediate release formulations in the United States. Other strong oral opioids such as morphine, fentanyl, oxymorphone and oxycodone are available in both immediate release as well as extended release formulations and have been supported by significant sales force coverage within the last five years. Despite these factors, in the five year period from 2004 to 2008, on a percentage basis, the volume of prescriptions of hydromorphone grew more rapidly than these other strong opioid products. For example, during this five year period, immediate release hydromorphone prescription volume, on a percentage basis, outgrew fentanyl (all forms combined) which is available in a long acting transdermal patch, DURAGESIC®, and fast-acting buccal formulations, Actiq® and FENTORA®.

OROS® PUSH-PULLTM Technology

ALZA Corporation’s, or ALZA’s, OROS® PUSH-PULLTM technology delivery system is an oral osmotic technology that has been used for more than two decades and has been successful in the development of once-daily dosage options for several short-acting drugs. Examples of these formulations include Procardia XL®, DITROPAN XL® and CONCERTA®. Formulations that use OROS® PUSH-PULLTM technology vary greatly as the design of each system is unique, formulated to provide a specific delivery pattern. OROS® hydromorphone as utilized for Exalgo uses an osmotic pump to control the release of hydromorphone over an extended period. The tablet core is made up of two layers: a “drug” layer containing hydromorphone and non-medicinal ingredients and a “push” layer containing osmotic agents. These layers are surrounded by a hard, non-dissoluble outer shell that has a precision laser-drilled hole through it. Water from the gastrointestinal tract enters the tablet through this semi-permeable outer shell, causing the push layer to expand, which expels the drug into the gastrointestinal tract at a controlled rate. The outer shell itself does not dissolve and the residual tablet is excreted.

Market for Opioids to Treat Moderate to Severe Chronic Pain

The United States market for long-acting strong opioids currently consists of extended release formulations of morphine, oxycodone, oxymorphone and fentanyl. In the United States, prior to the FDA approval of Exalgo, there was no long-acting version of hydromorphone. Exalgo was developed to be an extended release formulation of hydromorphone for the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time.

For the past decade in the United States, market sales data indicates that, in general, more potent extended release formulations of long-acting opioids, such as fentanyl in the DURAGESIC® patch and oxycodone in OxyContin® have generated significantly higher sales revenue compared to less potent morphine products, such as AVINZA® and KADIAN®.

Hydromorphone, a widely prescribed opioid, is intermediate in potency between oxycodone and fentanyl. Fentanyl is available for chronic use only as a patch and while patches may be suitable for many patients, prescription data indicates that the majority of patients on long-term opioid therapy are treated with oral opioids. Orally-administered oxymorphone, a relatively new long-acting strong opioid, is more potent than oxycodone but is less potent than hydromorphone and has a shorter history with prescribing physicians than hydromorphone.

Potential Benefits of Exalgo

We believe that Exalgo will provide the benefit of a convenient once-daily formulation of hydromorphone, the most potent oral, long-acting opioid in the United States, for the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. For these patients, frequent administration of immediate release strong opioids may be inconvenient, particularly if they need to take medication during the night. Patient convenience and potentially patient compliance may be improved with the less frequent dosing intervals offered by products such as once-daily Exalgo.

Exalgo has the potential to combine the benefits of oral therapies, such as ease of titration and intake, with the benefits of transdermal therapies, such as stable blood drug levels and an extended duration of action.

Our Product Candidates

All of our product candidates are focused on diseases with continuing medical needs and potentially large commercial markets. Our principal drug development programs are in the areas of pain and inflammation, with other product candidates targeting ophthalmic and neurodegenerative diseases, as well as oncology and biodefense applications.

Our Immuno-Inflammatory Product Candidates

We currently have one clinical stage product candidate, Synavive, targeting immuno-inflammatory diseases. We have also licensed Fovea the rights to Prednisporin, or FOV1101, a topical ocular drug candidate being developed by to treat inflammatory ocular diseases such as allergic conjunctivitis. Immuno-inflammatory diseases include rheumatoid arthritis, osteoarthritis, inflammatory bowel disease, asthma, lupus, polymyalgia rheumatica, fibromyalgia and psoriasis.

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

Synavive

Synavive. Synavive is designed to enhance the anti-inflammatory benefits of glucocorticoids, without associated dose-dependent side effects. It is being developed in a uniquely engineered formulation and contains the cardiovascular agent, dipyridamole, and a very low dose of the glucocorticoid, prednisolone. In proof-of-concept clinical trials, Synavive demonstrated an anti-inflammatory effect and rapid onset of action in subjects with hand osteoarthritis and rheumatoid arthritis and was generally well-tolerated. Synavive has completed a Phase 2 clinical trial in subjects with knee osteoarthritis. CombinatoRx believes Synavive works through a novel multi-target mechanism of action in which dipyridamole selectively amplifies prednisolone’s anti-inflammatory activities without increases in adverse effects typically associated with higher doses of glucocorticoids.

Knee Osteoarthritis Clinical Results. CombinatoRx studied Synavive in a multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was a standard flare design where subjects with active disease needed to demonstrate an increase in knee pain as determined by the Western Ontario and McMaster University Osteoarthritis, or WOMAC, question #1 (related to pain while walking on a flat surface) upon withdrawal of their NSAID/COXIB therapy to be eligible. In the study, subjects were randomized to three different doses of Synavive (2.7mg prednisolone and 360mg, 180mg or 90mg of dipyridamole), 2.7mg of prednisolone alone or placebo. Subjects were dosed for a total of 14 weeks (98 days) including an initial two-week dipyridamole titration phase. The primary endpoint of this study, to assess the efficacy of Synavive compared to placebo, was the change in WOMAC question #1 calculated from baseline to day 98. Secondary and ancillary endpoints included the full WOMAC pain, stiffness, physical function sub-scales and patient global assessment scores and hand pain. Subjects who completed the 14-week core study were eligible to participate in a one-year, open-label extension study designed to investigate the long-term safety and durability of response for Synavive.

The COMET-1 study was completed in September 2008, and the preliminary analysis of the primary and certain secondary endpoints from the trial were disclosed on October 6, 2008. While there was a numerical trend in favor of Synavive and an observed dose-response relationship, Synavive did not demonstrate a statistically significant increased response compared to placebo for WOMAC question #1 measuring pain while walking on a flat surface, the primary endpoint, nor when compared to prednisolone alone, both analyzing the intent-to-treat, or ITT, population from the study. CombinatoRx also conducted pre-specified analyses of the data from the COMET-1 study using a modified ITT, or mITT, analysis, which accounts for subjects who commenced use of a prohibited medication (such as an NSAID or COX-2 inhibitor) prior to their end-of-study visit. For the mITT analysis, the last observation prior to this protocol violation was carried forward for all efficacy measures. In the mITT analysis, the trends favoring Synavive over placebo were enhanced for WOMAC question #1, and were statistically significant for high-dose Synavive (2.7 mg prednisolone/360 mg dipyridamole) compared to placebo in the more comprehensive assessments of improvement as measured by the WOMAC pain, stiffness, and physical function subscales. These effects are comparable to current osteoarthritis therapies, including NSAIDs and COX-2 inhibitors, based on reviews of published data. In addition, in a pre-specified analysis, a beneficial effect of Synavive was observed for those subjects in the study who also experienced significant hand pain, a 45% reduction versus 23% observed with placebo, and 26% observed with prednisolone alone, thus corroborating activity observed in an earlier Phase 2a proof-of-concept clinical study of Synavive in subjects with hand osteoarthritis.

In the COMET-1 study, Synavive was generally well tolerated, and no serious adverse events were reported relating to Synavive. The most commonly reported adverse event was headache. The rate of drop out from headache of 4% was evenly distributed across all active arms, including prednisolone. In addition, there was no evidence of increased hemoglobin A1c, fasting plasma glucose or triglycerides in the Synavive arms as compared to placebo. Mean systolic blood pressure at the end of 14 weeks of treatment was unchanged in the prednisolone alone arm (a known side effect of glucocorticoids), while the high-dose Synavive combination slightly reduced this measure of blood pressure. Of the 279 subjects enrolled, 191 (68%) completed the study. Primary reasons for discontinuation included adverse event (11%), subject request (8%) and disease progression/lack of efficacy (6%). A total of 141 subjects who completed the 14-week duration of the COMET-1 study enrolled in an open-label extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 open-label extension study of Synavive completed dosing in June 2009 and no serious adverse events related to Synavive have been reported for subjects in the COMET-1 extension study.

Hand Osteoarthritis Clinical Results. Prior to initiating the COMET-1 Phase 2 clinical trial of Synavive in knee osteoarthritis, CombinatoRx studied Synavive in a randomized, blinded, placebo-controlled Phase 2a clinical trial in 83 subjects with moderate to severe osteoarthritis of the hand. The study met its primary endpoint of improvement in joint pain using the Australian Canadian Osteoarthritis, or AUSCAN, index. The AUSCAN Osteoarthritis Index is a composite patient-reported outcome tool developed specifically for hand osteoarthritis, similar to the WOMAC index which is used for knee and hip osteoarthritis. Analysis of the primary endpoint shows mean change from baseline in the Synavive group of a 31% improvement in pain, compared to mean change from baseline in the placebo group of a 7% improvement in pain (p=0.007). Synavive demonstrated improvements in clinical secondary endpoints including stiffness, the AUSCAN physical function subscale, joint pain and patient global assessment scores.

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

Rheumatoid Arthritis Clinical Results. CombinatoRx studied Synavive in a multi-center randomized, blinded, placebo-controlled Phase 2a clinical trial of 59 subjects with rheumatoid arthritis. Subjects were enrolled in this study with established rheumatoid arthritis and moderate disease activity as determined by DAS28 scores of greater than 4.5 and CRP levels of greater than 2.2 mg/L. Subjects were required to be on a disease-modifying anti-rheumatic drug, or DMARD (such as methotrexate or sulfasalazine) for at least three months and on a stable dose of DMARD therapy for a minimum of 28 days prior to enrollment. Synavive was dosed in this trial using 3 mg of prednisolone plus 200 mg dipyridamole for the first week of treatment and 3 mg prednisolone plus 400 mg of dipyridamole for the following five weeks of treatment. The clinical trial compared Synavive plus a DMARD to placebo plus DMARD in subjects with rheumatoid arthritis.

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

Our Ophthalmic Product Candidate

Prednisporin (FOV1101). Prednisporin (FOV1101) is a topical ocular drug candidate that CombinatoRx has exclusively licensed to Fovea, a subsidiary of Sanofi Aventis, containing low doses of the glucocorticoid, prednisolone acetate and the immunosuppressant cyclosporine A. Fovea has developed a proprietary co-formulation of Prednisporin and is seeking to develop Prednisporin to treat inflammatory ocular diseases such as allergic conjunctivitis. Fovea has advanced Prednisporin through preclinical testing and a Phase 2a proof-of-concept clinical trial in subjects with persistent allergic conjunctivitis, and is planning to advance it into Phase 2b clinical trials in 2010.

Clinical Results. During 2009, Fovea investigated Prednisporin in a Phase 2a proof-of-concept clinical trial in the United States in approximately 150 subjects. The clinical trial was an inflammatory conjunctival antigen challenge trial, where subjects were first administered a topical ocular antihistamine for seven days to simulate an inflammatory allergic response, followed by 14 days of treatment with either a higher dose of prednisolone acetate, the combination of a lower dose of prednisolone acetate with two different doses of cyclosporine A or placebo. Fovea has reported that on the primary endpoint of evening ocular itching, the Prednisporin combination with the higher dose of cyclosporine A is superior to placebo (p=0.048) and non-inferior to the higher dose of prednisolone acetate alone. The Prednisporin combinations were generally well tolerated and there were no serious adverse events reported.

Our Chronic Pain Product Candidates

We are developing proprietary novel compounds to potentially treat chronic pain by selectively blocking N-type and T-type calcium channels. We believe our calcium channel programs have the potential to produce a new class of analgesics for the treatment of both acute and chronic pain, with the potential for safety and efficacy advantages over existing analgesics.

Background of Clinical Pain. Pain results from sensory nerve stimulation often associated with actual or potential tissue damage. Specific nerve fibers carry the pain signal across the nervous system to the brain, where it is recognized as pain. Pain is generally characterized on two dimensions, intensity and duration. Pain intensity is typically expressed as mild, moderate or severe. Mild pain results from relatively common conditions such as headaches, sprains or strains. Moderate pain results from conditions such as surgery, severe strains or sprains. Severe pain results from serious underlying illnesses such as cancer, AIDS, osteoarthritis, lower back pain and diabetic neuropathy. Pain duration is expressed as acute or chronic. Acute pain often subsides in a short period of time and is typically associated with tissue injury such as surgery, a cut, a joint dislocation, or pressure on a nerve. Chronic pain persists for long periods of time and may involve underlying changes in the nervous system producing unusual sensitivity to touch, shooting pains, aching and other often disabling pain symptoms.

Background on Pain Treatment Market. NSAIDs, including COX-2 inhibitors, used to treat mild to moderate pain, are widely prescribed within the pain pharmaceutical market. NSAIDs are drugs with analgesic, fever-reducing and anti-inflammatory effects. As a class, NSAIDs are usually prescribed as first-line treatment; however, their relatively low potency may result in insufficient pain control for the patient. The long-term use of NSAIDs may result in side effects such as gastrointestinal bleeding, liver and kidney damage and cardiovascular-related complications.

Opioids have long been prescribed to treat moderate to severe pain and are regarded as the most potent class of analgesics. When used for extended periods, however, opioids can lead to side-effects, the development of tolerance, dependence and addiction. Tolerance means that increasing doses of opioids are required to maintain effective pain relief. Dependence means reliance on the drug and the existence of significant withdrawal symptoms upon cessation of drug administration. Addiction refers to drug-seeking behaviors characterized by a continued craving for the opioid and the need to use it for effects other than pain relief. As a consequence of these and other serious side effects, opioids are usually prescribed when other treatments for chronic pain have failed. In general, the more severe or chronic the pain, the more likely an opioid will be prescribed.

Despite the availability of many drugs to treat chronic pain, the results of a 2006 survey of chronic pain sufferers conducted by the American Pain Foundation, found that approximately 51% of the respondents felt that they had little or no control over their pain. We believe that this lack of adequate pain control, particularly in patients with moderate to severe chronic pain, represents a significant therapeutic gap in current pain management.

Our Ion Channel Programs

The N-type and T-type calcium channels in cells are important to the regulation of the body’s nervous and cardiovascular systems. We are developing proprietary novel compounds to potentially treat pain and other diseases by selectively blocking these calcium channels. We believe that our calcium channel programs have the potential to produce a new class of analgesics for the treatment of both acute and chronic pain, with potential safety and efficacy advantages over existing analgesics. Our T-type calcium channel blockers show promise in acute and chronic pain as well as in epilepsy and cardiovascular diseases such as hypertension.

Overview of Calcium Channel Biology

Calcium ions play critical roles in the biochemistry, physiology and anatomy of cells and organisms. The rapid entry of calcium ions into cells is mediated by a class of proteins called voltage-gated calcium channels. These channels respond to electrical signals by the opening of a calcium-selective pore in the cell membrane. Calcium channels are involved in a large number of normal physiological processes including muscle contraction, hormone secretion, gene expression, and electrical signaling in the nervous system.

In order to carry out the multiple physiological functions that calcium channels help regulate, the human genome encodes ten distinct types of calcium channels. These ten different calcium channels have been traditionally classified into five designations; L-type (four gene subtypes), T-type (three gene subtypes), and one gene subtype for each of the R-type, P/Q-type and N-type. Of particular relevance for pharmaceutical development, each of the different types of calcium channels is known to perform distinct physiological functions and offers the opportunity to target specific drugs to specific calcium channels and human disease indications.

For example, L-type calcium channels are responsible for triggering contraction of both heart muscle and blood vessel smooth muscle. As such, L-type channels have been the selective target for drugs treating cardiovascular disease including hypertension and cardiac arrhythmias. These well-known calcium channel blockers have been on the market for over 40 years and provide proof-of-concept that calcium channels represent a valid target for therapeutic intervention and may address large commercial opportunities. Neuromed’s founder and our Chief Scientific Officer, Dr. Terrance Snutch, was the first to describe that the various calcium channels in the nervous system are encoded by a family of distinct genes. In addition to being the first to clone these important clinical targets, Dr. Snutch, recognizing the potential pharmaceutical significance of the N-type and T-type calcium channels, devised our innovative screening platforms and invented our initial proprietary calcium channel blocker product candidates. Building on this work, we are currently pursuing two calcium channel programs: one targeting the N-type calcium channels, and a second focused on targeting the T-type calcium channel gene subtypes. We also believe that there may also be an opportunity for development of mixed N/T-type calcium channel product candidates.

N-type Calcium Channel Program

Our N-type calcium channel program is focused on developing drug candidates to treat chronic pain and our orally-administered N-type calcium channel blockers, including NMED-160, have shown efficacy in multiple animal models of pain, and in the case of NMED-160, have been well tolerated in Phase 1 and Phase 2a clinical trials. Our N-type calcium channel programs were previously licensed to Merck & Co. Inc., or Merck, as part of a research collaboration and license agreement which terminated in September 2009. Upon termination of the agreement with Merck, Merck’s exclusive license to our N-type calcium channel intellectual property terminated, and we have an exclusive license to all jointly owned patents created in collaboration with Merck relating to the N-type calcium channel compounds Merck was advancing, including NMED-160.

N-type Background. N-type calcium channels are expressed exclusively in the nervous system and are highly concentrated in the dorsal horn of the spinal cord where incoming sensory pain information is processed and then relayed to the brain. The changes in calcium concentration in certain spinal cord nerve cells due to calcium entering through N-type calcium channels are directly linked to pain signal transmission, especially as it relates to chronic inflammatory and neuropathic pain conditions. Our focus is on controlling the flow of calcium into spinal nerve cells through the N-type calcium channel and thus on reducing pain signaling as it relates to chronic inflammatory, neuropathic, and other complex pain conditions.

A number of pharmaceutical companies have attempted to develop orally and intravenously active small molecules that block the N-type calcium channel. We believe that, by uniquely combining rational drug design with innovative biological assays, we can produce orally available N-type calcium channel blockers with properties suitable to test in human clinical trials.

Current Market Opportunity for N-type Product Candidates. We believe that oral N-type calcium channel blockers have the potential to become a new class of oral analgesics. In human case studies, efficacy of N-type calcium channel blockers was first demonstrated by Prialt®, a small protein N-type calcium channel blocker. Prialt® has been shown to be efficacious in various pain states such as cancer pain, lower back pain, osteoarthritis, herpes zoster neuropathy and AIDS neuropathy. Prialt®, currently marketed in several countries including the United States, U.K. and Germany, is reported to not cause some of the common opioid side effects such as tolerance, withdrawal, nausea, vomiting or respiratory depression; however, its use is limited by the requirement that it be pumped directly into a patient’s spinal column. Our orally-administered small molecule N-type calcium channel blockers show efficacy in a variety of animal models of chronic pain resulting from inflammation or nerve injury.

Potential Benefits of Oral N-type Calcium Channel Blockers. Limitations with existing pain therapies may be addressed by our N-type calcium channel blocker product candidates. As a small molecule, orally available N-type calcium channel blockers have the potential to improve:

•

Efficacy. Despite the availability of many drugs to treat chronic pain, results of a 2006 survey by the American Pain Foundation of chronic pain sufferers found that 51% of the respondents felt that they had little or no control over their pain. For some patients, pain may not be under control due to ineffective medications or the inability to tolerate effective doses of currently available analgesics. Deletion of the N-type channel gene in animals, which has the effect of eliminating N-type calcium channel activity, results in the animals retaining normal acute sensation yet with limited pain response in reaction to inflammatory or nerve damage. Consistent with this observation, the existing N-type calcium channel blocker, Prialt®, has demonstrated efficacy across a range of severe chronic pain states and has been approved for use in patients whose pain is not relieved by morphine.

•

Safety Profile. NSAIDs and opioid analgesics used over an extended period of time may lead to medically significant associated side effects, providing the opportunity for the introduction of a new class of pain products with a more favorable safety profile. We have tested an orally available N-type calcium channel blocker, NMED-160, in human clinical trials in approximately 200 subjects and patients and found it to be well tolerated and to exhibit a good safety profile with no serious drug-related adverse effects.

•

Tolerance and Addiction. Patients often require increasing doses of opioids to maintain effective pain relief, commonly referred to as tolerance. Patients who abruptly stop using opioids commonly experience withdrawal symptoms. Some patients using opioids experience euphoria and can progress to addictive behaviors and abuse. Unlike the currently marketed strong opioids, the N-type blocker Prialt® is not a controlled substance, in the United States.

•

Drug Delivery. As a small protein, the N-type calcium channel blocker, Prialt®, must be spinally administered, generally using a pump implanted in the patient’s back. Our N-type calcium channel blockers are all small organic molecules that are expected to be orally administered using standard tablet and capsule formulations.

We believe that oral N-type calcium channel blockers have the potential to become a new class of analgesics.

T-type Calcium Channel Program

Our T-type calcium channel program is focused on developing drug candidates to treat a variety of chronic pain conditions. Our orally-administered T-type calcium channel blockers have shown efficacy in animal models of acute and chronic pain, epilepsy and hypertension.

T-type Background. The wide distribution of T-type calcium channels found in brain, heart, endocrine cells and other tissues provides for the possibility of developing therapeutics for multiple indications, including treatment of pain, epilepsy and cardiovascular diseases such as hypertension. We have identified and cloned three proprietary gene targets for T-type calcium channels that we believe have therapeutic potential across a number of indications, including:

•

Pain. Blocking T-type calcium channels in animal models has been shown to produce relief of acute and chronic pain from mild to moderate intensities. Our research indicates that blocking a specific T-type calcium channel subtype represents an attractive potential therapeutic target for pain intervention. We have discovered proprietary pre-clinical T-type calcium channel blockers that show efficacy in both acute and chronic animal pain models.

•

Epilepsy. T-type calcium channels regulate rhythmic neuronal firing and are considered as potential therapeutic targets for epilepsy. Certain of our proprietary T-type calcium channel blockers show efficacy in both partial and generalized animal seizure models. We have several promising compounds with optimized in-vitro profiles. All of the partial-seizure epilepsy data was generated in collaboration with the National Institute of Health, or NIH.

•

Other Indications. T-type calcium channels are also potential therapeutic targets for hypertension, cancer and certain metabolic disorders such as obesity. Certain of our proprietary T-type calcium channel blockers show efficacy in animal hypertension models and affect cancer cell migration in vitro. We believe that highly selective T-type calcium channel blockers have the potential to provide benefits for a variety of indications.

Potential Benefits of Oral T-type Calcium Channel Blockers. Limitations with existing pain therapies may be addressed by our T-type calcium channel blocker product candidates. The efficacy, safety, tolerance and addiction benefits of T-type calcium channel blockers are expected to be similar to those of the N-type calcium channel blockers described above.

Our Other Preclinical Programs

CombinatoRx’s preclinical pipeline also includes product candidates targeted for potential development in Parkinson’s disease, oncology, including B-cell malignancies and for biodefense applications. We have obtained the rights to CRx-601, a proprietary formulation of carbidopa and levodopa for the potential treatment of

Parkinson’s disease. Combination therapy of carbidopa and levodopa is the standard of care for treating the signs and symptoms of Parkinson’s disease. The existing approved formulations of the two drugs have significant shortcomings, including inconvenient multiple-pill dosing regimens, significant variability of effectiveness among patients, the lack of immediate symptom relief and the existence of progressive, treatment-limiting dyskinesias. Based on data from a Phase 1 pharmacokinetic study of CRx-601 in healthy volunteers, we believe the CRx-601 formulation of carbidopa and levodopa has the potential to have immediate and controlled release of the two drugs in a single pill, which could increase patient convenience, may provide immediate and sustained symptom relief, potentially reduce the potential for dyskinesias and have less variability of effect.

Using our cHTS technology, we have discovered that adenosine A2A receptor agonists, or A2A agonists, synergize with existing and emerging drugs to treat multiple myeloma and certain other B-cell malignancies. The synergies are observed with the standard of care drugs, dexamethasone, Revlimid® (lenalinomide), Velcade® (bortezomib), doxorubicin and melphalan and emerging drugs such as HDAC and HSP90 inhibitors. The A2A agonist synergies are also active in 3-way and 4-way drug cocktails, consistent with the emerging trends in therapy for multiple myeloma and other cancers. The A2A agonist synergy causes a rapid induction of apoptosis, or cell death, and is enhanced in certain in vitro models that mimic the tumor micro-environment, a rare property, as most standard of care drugs are rendered less effective under tumor micro-environment conditions. The A2A agonist synergies have been shown to be active in vivo in multiple rodent xenograft models and in ex vivo assays using human patient tumor cells. The A2A agonist synergy is selective in that it induces cell death only in the cancerous myeloma cells and not in normal cells. We believe that we have identified a synergy with an agent that may be able to be administered with existing or emerging standards of care for multiple myeloma. Based on these discoveries, in August 2009, we entered into a collaboration agreement with PGxHealth, LLC, or PGx, a subsidiary of Clinical Data, Inc., relating to the potential development of ATL313, an adenosine A2A receptor agonist compound owned by PGx.

Our other preclinical programs come from a variety of sources. We have entered into a research collaboration and license agreement with Novartis, focused on the discovery of novel anti-cancer combinations to be developed by Novartis or us. We are working to discover and develop potential therapeutics for anthrax toxin with the National Institute of Allergy and Infectious Disease. We are also collaborating with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, to develop potential therapeutics for hemorrhagic fever viruses.

Our cHTS Drug Discovery Technology

Our combination high throughput screening technology, or cHTS, is a robotic high throughput screening platform, including both customized hardware and software elements, that screens millions of concentration-specific combinations including, but not limited to, the pharmacopeia of approved drugs in cell-based assays for the diseases we are targeting.

Chalice, our integrated database and analysis platform, enables the selection and characterization of combination drug hits generated by cHTS for further research and development. We deploy this drug discovery platform to identify synergistic combinations of drugs and other small molecules whose active pharmaceutical ingredients have what we believes to be desirable chemical, pharmacological and therapeutic properties, which may then be advanced to preclinical and clinical testing.

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

Collaborations

We intend to seek collaborations with pharmaceutical and biotechnology companies to support the development and commercialization of selected product candidates and to obtain access to additional development, commercial or financial resources. We also plan to engage in selected discovery research collaborations to explore new therapeutic areas. We intend to seek these collaborations to expand our product pipeline and diversify our therapeutic reach and compound diversity.

Active Collaborations

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt, a subsidiary of Covidien, to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront and initial milestone payments of $15.0 million. Upon approval of Exalgo by the FDA on March 1, 2010, we received an additional milestone payment of $40.0 million, and we are eligible to receive tiered royalties on Covidien’s net sales of Exalgo. Covidien will continue to pay these royalties on net sales for as long as it is selling Exalgo, although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024.

Neuromed also entered into a development and transition services agreement with Covidien, pursuant to which we have performed certain clinical development and regulatory activities relating to the FDA approval of Exalgo. These activities are at Covidien’s cost and expense, capped at $16.0 million. Through December 31, 2009, we have received $6.3 million in funding and expense reimbursement under this agreement. The development and transition services agreement terminates when the tasks required to be completed by us under the approved development plan are complete. The development and transition services agreement may be terminated by either party after thirty days’ notice or upon an unremedied material breach.

Novartis

In May 2009, CombinatoRx entered into a research collaboration and license agreement with Novartis focused on the discovery of novel anti-cancer combinations. Through the collaboration, we are using our proprietary cHTS platform to screen a unique library of molecules, including Novartis compounds, in multiple cell lines representing a broad spectrum of cancers to potentially discover novel single agent and combination therapies to treat various cancers.

Under the terms of the collaboration agreement, we received an initial payment of $4.0 million and will receive annual research support payments of up to $3.0 million, plus certain expenses. In addition, the collaboration agreement may provide us with up to $58.0 million for each combination product candidate advanced by Novartis upon achievement of certain clinical, regulatory and commercial milestones. The research program has an initial two-year term that may be extended by Novartis for three additional one-year periods. We also entered into a software license agreement with Novartis, where we provided Novartis with a non-exclusive license to use our proprietary Chalice™ analyzer software in connection with the collaboration and other Novartis research programs for approximately five years.

The library to be screened under the collaboration consists of certain Novartis oncology compounds and compounds from our library of approved drugs and other molecules. Novartis will own and have an exclusive license to intellectual property generated under the collaboration to research, develop and commercialize their approved or active development-stage compounds. We will own and have an exclusive license to intellectual property generated under the collaboration to research, develop and commercialize compounds from our library. Intellectual property generated under the collaboration using certain compounds from the Novartis library will be jointly owned by Novartis and us and non-exclusively licensed to allow each party to research, develop and commercialize product candidates. Under the collaboration agreement, Novartis retains an option, exercisable once per year of the research collaboration, to exclusively license a portion of this jointly owned intellectual property if certain conditions are met. Novartis also has a right of first negotiation to exclusively license the intellectual property owned by us that was discovered as a part of the collaboration, under terms to be negotiated by the parties at such time.

The collaboration agreement may be terminated by either party after ninety days’ notice upon an unremedied material breach and upon thirty days’ notice in the event of bankruptcy of the other party. Novartis may terminate the collaboration agreement after sixty days’ notice in the event of a change in control or liquidation of us, as defined in the collaboration agreement. Should Novartis exercise its right to terminate the collaboration agreement after a change of control or liquidation of us, we will be required to pay Novartis $2.0 million if such termination is effective before May 1, 2010 and $1.0 million if such termination is effective between May 1, 2010 and November 1, 2010.

Fovea Pharmaceuticals SA, a subsidiary of Sanofi Aventis

On January 30, 2006, CombinatoRx entered into a research and license agreement with Fovea. Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from our portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates. Fovea was acquired by Sanofi Aventis in October 2009.

On July 22, 2009, CombinatoRx and Fovea amended and restated the agreement. Under the amended and restated agreement, we have granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin (FOV-1101), through a Phase 2a proof-of-concept clinical trial for allergic conjunctivitis. For these licensed combinations, we have received payments totaling $1.0 million, and are eligible to receive up to $24.75 million in development and regulatory milestone payments for each combination successfully developed by Fovea, an additional $15.0 million milestone payment for the approval of a combination in a specified additional indication and in the event these exclusively licensed combinations are licensed by Fovea to a third party, commercialization milestones of up to an additional $25.0 million. We are also eligible to receive royalties for each product commercialized by Fovea in connection with the agreement.

Under the amended and restated research and license agreement, Fovea will also continue to conduct, at its own expense, preclinical and clinical development for certain ophthalmic indications of other combination drug candidates it has selected from our portfolio of product candidates. Fovea is obligated to develop these selected combination candidates through the end of Phase 2 clinical trials. We and Fovea jointly own new intellectual property and data generated by Fovea regarding these selected combination candidates through Phase 2a clinical trials. CombinatoRx retains the rights to develop and commercialize the combination candidates licensed to Fovea in North America and certain other countries and we have granted Fovea exclusive rights to commercialize selected combination candidates that are developed through Phase 2b clinical trials for specified ophthalmic indications in Europe and all other countries that are not retained by us. The parties have co-exclusive rights in Japan and Taiwan.

The agreement has no definite term; however, Fovea’s royalty payment obligations terminate on the later of 15 years from the date of the first commercial sale of an exclusively licensed combination and the expiration of all patents covering a royalty bearing product under the license agreement, each on a country-by-country basis. The agreement may be terminated on a product by product basis by either party upon an unremedied material breach. In addition, if Fovea fails to develop a product candidate it selects pursuant to specified diligence milestones, after discussions between the parties, the agreement may be terminated by us for such class of product candidates. We may terminate the agreement if Fovea fails to make required undisputed payments and either party may terminate the agreement upon the insolvency of the other party.

PGxHealth, a subsidiary of Clinical Data, Inc.

In August 2009, CombinatoRx and PGxHealth, LLC, or PGx, a subsidiary of Clinical Data, Inc., entered into a collaboration agreement relating to the potential development of ATL313, an adenosine A2A receptor agonist compound owned by PGx, as a combination therapy in the cancer field. We have previously discovered that adenosine A2A agonists synergize with existing and emerging standard-of-care drugs for the treatment of multiple myeloma and certain other B-cell malignancies.

Under the terms of the collaboration agreement, we will fund and advance the preclinical and clinical development of ATL313 as a combination therapy in the cancer field. PGx has an exclusive option to enter into a co-development relationship with us relating to ATL313 in the cancer field. PGx may exercise the co-development option by paying us 50% of the costs incurred by us to develop ATL313, and PGx would then equally share the costs of further development of ATL313 in the cancer field. If PGx does not exercise its co-development option, we may maintain our exclusive license to ATL313 in the cancer field by paying PGx a license fee of $5.0 million. In addition, we would be obligated to pay PGx up to $252.5 million upon the achievement of various clinical and regulatory milestones and upon the achievement of various aggregate net sales milestones for products containing ATL313 in the cancer field. If PGx does not exercise its co-development option, we will pay PGx tiered royalty rates based on annual net sales of products containing ATL313.

We and PGx will jointly own all new intellectual property developed as part of the collaboration. The collaboration agreement will remain in effect until cessation of all commercial sales of products containing ATL313, but may be terminated by either party with 120 days’ prior written notice or upon a material breach of the collaboration agreement by the other party that is not remedied within 60 days.

NIAID

In April 2005, CombinatoRx was awarded an approximately $4.4 million research grant from the National Institutes of Allergy and Infectious Diseases, or NIAID, which is payable over five years to perform research and preclinical development in the area of bioterrorism defense, subject to annual United States government appropriations and the submission of annual progress reports and development plans to NIAID demonstrating the achievement of milestones to be agreed upon for the funding year. This grant was renewed in March 2007 and is subject to annual renewals for two subsequent annual periods. Through December 31, 2009, CombinatoRx has received approximately $3.3 million in funding under this grant.

USAMRIID

In December 2008, CombinatoRx entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola virus infections. Under the agreement, which expires in November 2010, we and USAMRIID are undertaking a joint research project, and we are eligible to receive up to approximately $1.4 million in funding. Through December 31, 2009, we have received approximately $0.7 million in funding from this agreement.

Previous Collaborations

Merck & Co., Inc.

In March 2006, Neuromed entered into a research collaboration and license agreement with Merck for the research, development and commercialization of N-type calcium channel blockers. Under the terms of the agreement, Merck made a $25.0 million initial cash payment to Neuromed, and Neuromed also received $6.4 million in research funding and milestones under the agreement. The Merck agreement was terminated effective September 6, 2009, and the rights to the previously licensed intellectual property were returned to Neuromed. Following termination of the agreement, Merck is entitled to compensation in the event a compound developed or commercialized by us is covered by a patent jointly owned with Merck.

Angiotech Pharmaceuticals, Inc.

In October 2005, CombinatoRx entered into a research and license agreement with Angiotech Pharmaceuticals, Inc., or Angiotech, under which we granted Angiotech an exclusive, royalty-bearing license to up to ten compounds to be selected by Angiotech from our portfolio of clinical and preclinical product candidates or Chalice database. This license was for Angiotech’s research, development and potential commercialization of the licensed compounds as drug components to be used with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, we agreed to use our cHTS technology in a joint research project with Angiotech to screen different disease-specific assay combinations of compounds to be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field.

Under the research and license agreement, Angiotech paid CombinatoRx a $27.0 million up-front license execution fee, and on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years and paid an additional license execution fee of $7.0 million. On November 10, 2009, CombinatoRx and Angiotech mutually agreed to terminate the research and license agreement.

CHDI, Inc.

In August 2005, CombinatoRx entered into a research agreement with CHDI, Inc., a foundation aimed at preventing and treating Huntington’s disease, to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington’s disease. Under the terms of the research agreement, CombinatoRx received approximately $5.4 million of research and development funding from CHDI through December 31, 2009. We and CHDI jointly owned the intellectual property covering product candidates discovered in the collaboration. Joint research and development activities under the research agreement were completed in December 2008, and CombinatoRx has assigned its joint ownership interest in the intellectual property from the research project to CHDI.

Cystic Fibrosis Foundation Therapeutics

On May 31, 2006, CombinatoRx entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to discover and develop novel therapeutics built from synergistic drug combinations to treat cystic fibrosis. Under the terms of the agreement, CFFT awarded us approximately $7.4 million in research funding and expenses during the term of the research and development project through December 31, 2009. On May 14, 2009, we and CFFT mutually agreed to end the cystic fibrosis research program being conducted under the research, development and commercialization agreement, effective August 15, 2009.

The DMD Foundations

In November 2007, CombinatoRx entered into a sponsored research collaboration agreement with an entity formed by Charley’s Fund and the Nash Avery Foundation, two nonprofit organizations founded to support Duchenne Muscular Dystrophy, or DMD, research. In October 2008, GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for DMD joined the sponsored research agreement. Under the agreement with these DMD foundations, we were seeking to identify novel disease-modifying multi-targeted treatments for DMD, the most common childhood form of muscular dystrophy. Under the terms of the agreement, we received approximately $3.45 million in research funding and reimbursement of additional expenses during the term of the DMD research and development project through December 31, 2009. The research and development collaboration for DMD expired on December 31, 2009. The DMD Foundations have exercised their rights to retain the intellectual property developed under the collaboration in the field of DMD.

Patents and Other Proprietary Rights

Our success depends in part on our ability and the ability of our collaborators and licensors to obtain and maintain intellectual property protection for their drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary chemical compounds, combination drug candidates and technologies by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We file patent applications for the proprietary technology that we consider important to our business, directed primarily to compounds, compositions and our methods of use as drug candidates.

As of February 28, 2010, our patent estate, on a worldwide basis, includes 168 issued patents and approximately 224 pending patent applications, with claims covering all of our current clinical stage product candidates and select preclinical and research programs, including research programs with our collaborators. Of the 168 issued patents, 27 are issued in the United States. Of the 224 pending patent applications, 48 are United States non-provisional applications and 6 are United States provisional applications.

Exalgo is covered by United States patents related to formulations, including oral osmotic formulations, of hydromorphone, which Neuromed licensed from ALZA and subsequently transferred to Covidien. ALZA is solely responsible for the prosecution and maintenance of these patents, all of which will expire on July 7, 2014.

One issued United States patent, which expires in October 2022, covers the method of use of Synavive to treat certain immuno-inflammatory diseases, such as rheumatoid arthritis. We also have pending United States applications relating to Synavive which, if issued as patents, would be expected to expire between 2022 and 2029. These applications include claims covering the pharmaceutical composition, other methods of use and formulation of Synavive.

It is our current practice to seek the issuance of extensive claims in our patent applications that cover the combination drug candidates we develops, including claims directed to the following:

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

To maximize the protection and potential value of its intellectual property relating to calcium channels, we are building a portfolio of issued and pending patents that cover broad and specific claims for new chemical entities as well as research tools and targets. Issued and pending patents cover the following areas: (a) composition of matter utilizing the core chemistry backbone as well as the specific chemistry of many compounds; (b) use of such compounds in certain calcium channel related disorders; (c) novel gene sequences; and (d) assays and research techniques.

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

In all of our activities, we rely on proprietary materials and information, trade secrets, and know-how to conduct research and development activities and to attract and retain collaborative partners, licensees, and customers. our attempts to protect our trade secrets by entering into confidentiality agreements with third parties, employees, and consultants. Our employees and consultants are also asked to sign agreements requiring that they assign to us their interests in patents and other intellectual property arising from their work for us. We also require all employees to sign an agreement not to engage in any conflicting employment or activity during their employment with us, and not to disclose or misuse our confidential information.

In certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and expected to issue based on pending applications, will expire on dates ranging from 2020 to 2030.

The actual protection afforded our product candidates by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Government Regulation

The FDA and comparable regulatory authorities in other countries impose substantial requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state, provincial and local entities regulate research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, and export and import of pharmaceutical products such as those that Neuromed is developing. In addition, companies developing or commercializing Controlled Substances such as Exalgo face regulations above and beyond other pharmaceutical companies.

United States Food and Drug Administration Approval Process

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we, our product candidates or, once approved, products may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice regulations;

•

submission to the FDA’s Center for Drug Evaluation and Research, or CDER, of an investigational new drug application, or IND, which must become effective before human clinical trials may begin. The IND contains the plan for the clinical trial. CDER specialists carefully review the IND to determine whether there are any flaws in the initial studies and whether the overall development plan is feasible and reasonably designed to minimize health risks to the participants;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of a new drug application, or NDA;

•	for Controlled Substances such as Exalgo, a risk management plan describing the sponsor’s plan for minimizing the risk of abuse of its product is required;

•	the FDA may require compliance with risk evaluation and mitigation strategies, or REMS;

•

the FDA may request feedback by an Advisory Committee on the application and ask for their advice regarding approval, risk/benefit, risk management, and/or specific labeling claims. FDA is not obligated to follow recommendations of an Advisory Committee, but may consider such advice prior to completion of its own internal decision making;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current good manufacturing practice regulations; and

•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.

In addition, the Drug Enforcement Administration, or DEA, plays an important role in the scheduling of medications and will be particularly involved in the commercialization of opioid products such as Exalgo.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals of any product candidate we may develop will be granted by the FDA or the DEA on a timely basis, if at all.

Pre-clinical Tests

Pre-clinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as animal studies to evaluate toxicity. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, such as subjecting human research subjects to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. Submission of an IND may result in the FDA not allowing the trials to commence or not allowing the trial to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly (by not objecting), before each clinical trial can begin.

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

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. An independent Institutional Review Board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the trial until it is completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice requirements and the requirements for informed consent.

During the conduct of a clinical trial, a company is required to monitor the investigators’ compliance with the clinical study protocol and other FDA requirements, including the requirements to submit reports to the sponsor, the IRB, and the FDA, and to keep detailed records regarding study findings and use and disposition of the study drug. Although monitoring can help reduce the risk of inadequate compliance by study investigators, it cannot eliminate this risk entirely. Inadvertent regulatory noncompliance by the investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in rare circumstances, require a company to repeat a study. A company must report to the FDA any adverse event that is both unexpected and serious and for which there is a reasonable possibility that the event may have been caused by the investigational drug. In addition, a company must within seven days report to the FDA any unexpected fatal or life-threatening event that may have been caused by the drug. The FDA may stop the trials by placing a “clinical hold” on such trials because of concerns about the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product candidate.

For the purposes of an NDA submission and approval, clinical trials are typically conducted in the following four sequential phases, which may overlap:

Phase 1	Trials are initially conducted with relatively few subjects to test the drug candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans, or, on occasion, in patients with the disease or condition under trial to gain an early indication of its effectiveness or tolerance in a patient population.

Phase 2	Trials are generally conducted with a relatively small number of subjects to:

– evaluate dosage tolerance and appropriate dosage;

– identify possible adverse effects and safety risks; and

– evaluate the efficacy of the drug for specific indications in patients with the disease or condition under trial.

Phase 3	Trials, commonly referred to as “pivotal” or “registration” trials, are typically conducted when phase 2 clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken with large numbers of patients (several hundred to several thousand) to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

Phase 4	Post-approval trials, to further assess the drug’s safety and effectiveness, are sometimes required by the FDA as a condition of approval.

When two or more drugs are combined in a single dosage form, as many of our product candidates are, the data submitted to the FDA must ordinarily show that each component makes a contribution to the claimed effects and that the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug. This FDA policy may necessitate more elaborate and expensive clinical trials than would be required for a single-agent pharmaceutical because the trials may need to be designed to study the combined agent, each drug as a single agent and a placebo.

When FDA approval is sought for a new use of a previously approved drug, the sponsor must demonstrate that the drug is safe and effective for the proposed use. However, because pre-existing information on the drug’s safety is available, the safety data required for FDA approval of a previously approved drug is ordinarily less than the safety data required to support approval of a new drug. The FDA may not require us to submit some types of safety data, such as data from certain types of animal and human pharmacokinetic studies for our product candidates that are combinations of previously approved products. The FDA’s specific requirements will be determined on a case-by-case basis for each product candidate. It is possible that our combination product candidates could present new safety issues because the previously approved drugs are being used in combinations or because the proposed combination products are being used under different circumstances than the components are used as single agents. For example, the combination might be proposed for long-term use for a chronic condition while the single agents are used short-term for acute conditions. In such a case, the FDA may require additional animal or human studies to address any safety issues.

Special Protocol Assessment Process

In the United States, certain protocols for clinical trials can be submitted to the FDA for special protocol assessment, or SPA. Under a SPA, the applicant and the FDA reach an agreement on the design and size of the clinical trial. This agreement can be in writing and cannot be changed after the clinical trial begins except: (a) with written agreement of the applicant and the FDA; or (b) if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the drug” was identified after testing began.

New Drug Applications

The results of the pre-clinical testing and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use.

Submission of a NDA does not assure FDA approval for marketing. After the application is submitted, the FDA initially determines whether all pertinent data and information have been submitted before accepting the application for filing. After the application is accepted for filing, the FDA begins its substantive review. The FDA typically will request a review of the data in the NDA and recommendation regarding approval by an advisory committee consisting of outside experts. The FDA may accept or reject the advisory committee’s recommendations, or accept them with modifications. The application review process generally takes a year or longer to complete, although reviews of drugs that meet a medical need for serious or life-threatening diseases may be accelerated or prioritized for a six-month review. The FDA may deny approval of an application. Any such denial may require extensive additional testing, which could take years to complete, in order to make the application approvable, or the denial may be based on considerations that cannot be favorably resolved through additional testing. In some circumstances, the FDA may approve an application even though some unanswered questions remain about the product, if the applicant agrees to conduct post-marketing studies. The FDA may impose other conditions of approval as well. Expedited or accelerated approvals may require additional larger confirmatory clinical studies to be conducted following approval.

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

Other United States regulatory requirements

Any end products manufactured or distributed by us or our collaborators and licensors pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and the FDA may mandate a pro-active search for these adverse effects. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including current good manufacturing practices, or cGMPs, which impose certain procedural and documentation requirements upon them and their third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action.

In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, provincial and local statutes and regulations. Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for storing, handling, using, and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could materially affect our ongoing business.

International Regulation

Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, centralized procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality, and efficacy has been presented, a marketing authorization will be granted. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Third Party Reimbursement and Pricing Controls

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement from government and other third-party payers, including the United States Medicare and Medicaid programs. Third-party payers are increasingly challenging the pricing of pharmaceutical products and may not consider our product candidates or those of its collaborators cost-effective or may not provide coverage of and adequate reimbursement for any future product candidates, in whole or in part.

Competition

The development and commercialization of pharmaceutical products is highly competitive. We compete against a wide range of pharmaceutical, biotechnology and life science companies that have greater resources than us, including existing research and development programs in the markets we plan to target. We must compete with these companies both in regard to the discovery technology we use to identify potential product candidates and in regard to the development and commercialization of our product candidates themselves.

Exalgo and our other product candidates for pain and inflammation, if approved, will compete with existing proprietary and generic opioid and non-opioid analgesics as well as new molecules, formulations and technologies that may be developed or commercialized in the future for the treatment of pain. Any of these drugs and drug delivery technologies may receive government approval or gain market acceptance more rapidly than our product candidates, may offer therapeutic, safety or cost advantages over Exalgo or our other product candidates or may cure their targeted diseases or their underlying causes completely. As a result, Exalgo or our product candidates, even if they are approved, may become non-competitive or obsolete.

In regard to our cHTS discovery technology, we protect our trade secrets in order to give us the exclusive right to use our technologies. Many companies have already developed and employ high throughput screening technologies. Should these companies seek to apply these technologies to the discovery of combination drugs, our drug discovery technology may be rendered obsolete or noncompetitive.

In regard to our product candidates, we file patent applications on the composition and use of the drug combinations we discover. If we obtain the patent protection we are seeking for our product candidates, we believes that this will give us the exclusive rights to market products covered by our patents. We also believe that, if obtained, we should be able to use our patents to prevent the makers of either of the drugs included in our combination products from marketing their drug for use together with the other drug that comprises the product. We are also developing or plan to develop, for each of our product candidates that we advance beyond proof-of-concept clinical studies, a customized formulation that will be selected for its pharmacology, dosage strength, and route of delivery based on the activity and pharmacology of the drugs when delivered together in combination. Where appropriate, we will seek to protect these formulations by patent applications or as trade secrets. We intend to seek regulatory approval for our product candidates as new drugs, and the expense and time involved in seeking regulatory approval for a new drug may deter potential competitors.

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

In addition to potential competition from other combination drugs, all of our product candidates will face competition from single agent pharmaceuticals. The target markets for our product candidates and those of our collaborators, are all very competitive, with existing approved products holding substantial market share and other product candidates being developed by other pharmaceutical or biotechnology companies.

Principal competitive factors impacting drug development and commercialization include:

•	improved patient outcomes;

•	demonstrable safety of product candidates;

•	acceptance of products by physicians and other healthcare providers;

•	research and drug development capabilities;

•	intellectual property positions;

•	sales and marketing capabilities; and

•	availability of capital resources to fund research, development and commercialization activities.

Many of the companies competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in clinical testing, obtaining FDA and other regulatory approvals and in the manufacture and commercialization of products.

Manufacturing

Covidien is responsible for arranging for the manufacturing of Exalgo. We have no manufacturing capabilities. We rely and plans to continue to rely on third parties to manufacture bulk compounds for research, development, preclinical and clinical trials. We believe that there are several manufacturing sources available to us on commercially reasonable terms to meet our preclinical and clinical requirements.

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

Employees

As of March 19, 2010, we employed 51 persons. A total of 24 of our employees hold Ph.D. or M.D. degrees. Approximately 37 employees are engaged in research and development, and 14 employees are engaged in business development, intellectual property, finance, human resources, legal, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good.

Segment and Geographic Information

For additional segment and geographic information, please See “Management’s Discussion and Analysis” under the heading “Overview” and Note 11, “Segment and Geographic Information”, to our consolidated financial statements for information about our operating segments and financial information about geographic areas.

Corporate and Available Information

We were incorporated in Delaware in 2000. Our principal executive offices are located at 245 First Street, Third Floor, Cambridge, Massachusetts 02142. We have the following subsidiaries: Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd., Neuromed Development Inc., Neuromed Acquisition Corporation, 0797733 B.C. Ltd. and CombinatoRx Securities Corp. Our Internet website is www.combinatorx.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website at the same time that they become available on the Securities and Exchange Commission’s website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our code of conduct and ethics, corporate governance guidelines, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on the corporate governance section of our website at www.combinatorx.com/investors. Stockholders may request a free copy of any of these documents by writing to CombinatoRx, Incorporated, 245 First Street, Third Floor, Cambridge, Massachusetts 02142, Attn: General Counsel.

“CombinatoRx”, “cHTS”, “Synavive” and “Neuromed” are trademarks of CombinatoRx or its subsidiaries. Other trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

Item 1A.	Risk Factors

Risks Related to Discovery, Development and Commercialization of Drug Products

Our ability to generate ongoing revenue from Exalgo sales depends on Covidien.

We cannot assure you of the level of sales of Exalgo that Covidien will generate. Covidien has historically marketed generic drugs and Exalgo is one of the few branded drugs it markets. Covidien markets other opioids which may compete with Exalgo. We cannot control whether Covidien will devote sufficient resources to maximize sales of Exalgo and we have no control over the size of the sales force that it will assemble. Similarly, we also cannot control Covidien’s decisions regarding the launch of Exalgo, subsequent strategic sales initiatives, any decision to scale back its sales initiatives or withdraw Exalgo from the market for any reason, including because Covidien wants to increase sales of a competitive product at Exalgo’s expense. If sales of Exalgo by Covidien are low, the royalties we expect to receive on sales of Exalgo will be low, which, in turn, could have a material adverse effect on our business, financial position and results of operations.

CombinatoRx’s approach to the discovery and development of drugs is unproven and may never lead to commercially viable products.

CombinatoRx’s various approaches to drug discovery and development using its ion channel technology platform or its cHTS technology platform are complex and unproven. Previously unrecognized or unexpected defects in or limitations to CombinatoRx’s drug discovery technologies or drug development strategies may emerge, which we may also be unable to overcome or mitigate. None of the product candidates identified or developed to date, through the application of CombinatoRx’s business model and drug discovery technologies, has been approved by any regulatory agency for commercial sale or been commercialized.

We have committed resources to the development of our ion channel drug discovery technology, and our future success depends in part on the successful development of this technology and product candidates identified by it. The scientific evidence to support the feasibility of developing drugs that modulate ion channels is limited, and many companies with more resources than us have not been able to successfully develop drugs that modulation ion channels.

CombinatoRx’s current business model also involves the ability of CombinatoRx’s proprietary high throughput discovery technology to identify additional promising product candidates. High throughput screening involves testing large numbers of compounds in cell-based assays using automated systems that measure the biological activity of the compounds and provide detailed data regarding the results. Because CombinatoRx’s high throughput discovery technology is unproven in identifying drugs that can be approved, we cannot be certain that we will be able to discover additional drug combinations that show promising effects in CombinatoRx’s cell-based disease models and pre-clinical studies, which we can advance into clinical trials. As a result, we may not be able to identify additional product candidates. Many other companies with substantially greater resources than ours use high throughput screening for drug discovery. These or other companies may have developed or could in the future develop combination screening technology equal or superior to CombinatoRx’s technology. In addition, regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates. For these and other reasons, CombinatoRx’s approach to drug discovery and development may not be successful and CombinatoRx’s current business model may not generate viable products or revenue. Even if CombinatoRx’s approach is theoretically viable, we may not complete the significant research and development or obtain the financial resources and personnel required to further develop and apply CombinatoRx’s discovery technology, advance promising product candidates to and through clinical trials, and obtain required regulatory approvals.

Our results to date provide only a limited basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

All of our product candidates are in an early stage of development and their risk of failure is high. The data supporting CombinatoRx’s drug discovery and development programs is derived from either laboratory and pre-clinical studies and limited early stage clinical trials that were not all designed to be statistically significant or proof-of-concept or Phase 2 clinical trials, some of which are exploratory in nature. We cannot predict when or if any one of CombinatoRx’s product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

Exalgo is a member of a class of drugs that may cause undesirable side effects that could limit their marketability.

Opioids, including hydromorphone, the active ingredient in Exalgo, are known to have serious side effects, including dependence and addiction. These or other undesirable side effects could delay or impede Exalgo’s successful commercialization. In addition, we or others later identify undesirable side effects caused by Exalgo, one or more of the following could occur:

•

regulatory authorities may require the addition of labeling statements, such as a contraindication or a “black box” warning that the drug carries significant risks of serious or life-threatening adverse effects;

•	regulatory authorities may withdraw their approval of Exalgo;

•	the FDA may require that the way Exalgo is administered be changed, that additional clinical trials be conducted or that the labeling of the product be changed; and

•	our reputation may suffer.

Any of these events could prevent Exalgo from achieving or maintaining market acceptance or could substantially increase the costs and expenses of commercializing Exalgo, which in turn could decrease the significant royalties we expect on sales of Exalgo.

Exalgo could be tampered with for the purpose of drug abuse. Misuse or abuse of Exalgo may result in adverse regulatory or other actions, including withdrawals of regulatory approvals and litigation.

Misuse or abuse of drugs, including opioids such as hydromorphone, the active ingredient in Exalgo, could result in serious, even fatal, consequences. Abusers of pharmaceutical drugs may misuse or abuse Exalgo, to, among other things, accelerate the release of opioids. If effective methods to misuse or abuse Exalgo are employed, adverse action from regulatory authorities may result, including:

•	withdrawal of regulatory approvals;

•	delays or interruption in commercialization;

•	product recalls or seizures;

•	suspension of manufacturing;

•	withdrawals of previously approved marketing indications;

•	injunctions, suspensions, or revocations of marketing licenses; and

•	product liability or class action litigation.

If any of these events were to occur, Covidien may not be able to sell Exalgo. In these circumstances, we could suffer reduced revenues. Further, in response to these circumstances, regulatory authorities may impose new regulations concerning the manufacture and sale of drugs such as Exalgo. Such regulations may include new labeling requirements, additional risk management plan requirements to further minimize the risk of abuse, restrictions on the prescription and sale of Exalgo and mandatory reformulation of products in order to make abuse more difficult. Any such new regulations may be difficult and expensive for Covidien to comply with, may adversely affect Covidien’s sales and may have a material adverse effect on our business and cash flows.

If the FDA approves any of our drug candidates, we and our collaborators will be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates or Covidien’s ability to commercialize Exalgo.

Any regulatory approvals that we receive for our drug candidates, including Exalgo, may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for Exalgo, or any other drug candidate the FDA may approve, is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with a drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in pre-clinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or may adversely impact the commercialization of Exalgo. For example, the FDA has announced it has commenced the process of developing a common “Risk Evaluation and Mitigation Strategy,” or REMS, for all opioid drugs. According to FDA’s announcement, opioid drugs affected by this announcement include both brand name and generic products that contain various drug components, including hydromorphone, the active ingredient in Exalgo. Exalgo is subject to its own unique REMS program, and may ultimately be subject to the common REMS program for approved opioid drugs. If we are not, or, in the case of Exalgo, Covidien is not, able to maintain regulatory compliance, including compliance with a required REMS program, we or Covidien may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drug candidates or prevent Covidien from marketing Exalgo and our business could suffer accordingly. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

The approved drugs included in CombinatoRx’s combination product candidates may have their own adverse or unacceptable side effects or may produce adverse or unacceptable side effects when delivered in combination, and we may not be able to achieve an acceptable level of side effect risks, compared to the potential therapeutic benefits, for CombinatoRx’s combination product candidates.

The approved drugs included in CombinatoRx’s combination product candidates have known adverse side effects. These side effects may be acceptable when an ingredient is used in its approved dosage to achieve a therapeutic benefit for its currently approved indications, but the side effect risk compared to the therapeutic benefit may not be acceptable when used for the intended indications for the product candidate. These side effects may also make it difficult to obtain regulatory or other approval to initiate clinical trials of CombinatoRx’s combination product candidates. In addition, the therapeutic effect of an approved drug in its currently approved indications may be inappropriate or undesirable in the intended indication for CombinatoRx’s combination product candidate. Also, CombinatoRx’s discovery technology is not designed to and does not detect adverse side effects that may result from the combination of the two drugs. The adverse side effects of an approved drug may be enhanced when it is combined with the other approved drug in the product candidate or other drugs patients are taking, or the combined drugs in a product candidate may produce additional side effects. Adverse side effects could, in any of these situations, require pre-clinical and Phase 1 studies testing for combination side effects or prevent successful development and commercialization of some or all of CombinatoRx’s combination product candidates, because the risks may outweigh the therapeutic benefit of the combination.

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

Several of CombinatoRx’s combination product candidates seek to increase the therapeutic effect of a reduced-dose oral glucocorticoid or mid-potency topical glucocorticoid by the combination of such glucocorticoid with a second pharmaceutical ingredient that serves as an enhancer agent. The adverse side effects of the steroids and the antidepressant or other enhancer agent included in these drug candidates are significant and generally increase as their dosage and/or duration of therapy increases. As a result, the success of these product candidates depends upon the ability of an acceptable dose of the candidate’s enhancer agent to selectively amplify the therapeutic effect of a reduced-dose glucocorticoid or mid-potency glucocorticoid, without causing unacceptable expected or unexpected adverse side effects. To achieve sufficient efficacy in humans, we may need to include higher doses of the glucocorticoid, or of the enhancer agent, than CombinatoRx expected to include based on CombinatoRx’s screening procedures, pre-clinical trials and limited clinical trials. As a result, CombinatoRx’s combination product candidates could have greater adverse side effects than anticipated and could fail to achieve risk-to-benefit profiles that would justify their continued development.

Significant adverse side effects of the component drugs included in CombinatoRx’s clinical stage product candidates include: in the case of CombinatoRx’s product candidate Synavive, headache, nausea, dizziness, diarrhea, muscle and bone loss, diabetes, dyslipidemia, osteoporosis, fractures, weakness, adrenal suppression, infections, abdominal distress, peptic ulceration, arrhythmias, cataracts, glaucoma and myopathy. These side effects are not the only side effects of the components of CombinatoRx’s clinical stage product candidates. The occurrence of these or other significant adverse side effects could make it inadvisable to continue development of a product candidate or lead to difficulty in obtaining regulatory or other approval for clinical trials of CombinatoRx’s product candidates, the termination of clinical trials or could result in product liability claims.

CombinatoRx’s combination product candidates are generally combinations of approved drugs that are commercially available and marketed by other companies. As a result, CombinatoRx’s products, if approved, may be subject to substitution and competition.

We anticipate that the approved drugs that are combined to produce CombinatoRx’s combination product candidates are likely to be commercially available at prices lower than the prices at which we would seek to market CombinatoRx’s combination product candidates. Even with new formulations, we cannot be sure that physicians will view our combination products, if approved, as sufficiently superior to a treatment regimen of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for CombinatoRx’s combination products, and they may prescribe the individual drugs already approved and marketed by other companies instead of CombinatoRx’s combination products. Even if we are issued patents covering the composition of matter, method of use or formulations of CombinatoRx’s combination products, those patents may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of CombinatoRx’s combination products. To the extent that the price of CombinatoRx’s combination products is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for CombinatoRx’s combination products, and this may limit how we price CombinatoRx’s combination products. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for CombinatoRx’s combination products, which could also limit market and patient acceptance of CombinatoRx’s combination products, and could negatively impact our revenues and net income, if any. Physicians might also prescribe the individual components of a product candidate prior to its approval, which could adversely affect our development of the product candidate due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in CombinatoRx’s combination product candidate, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize any such product candidate which we successfully develop.

In many countries where we plan to market CombinatoRx’s combination products, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for CombinatoRx’s combination products should be based on prices for their active pharmaceutical ingredients when sold separately, rather than allowing us to market CombinatoRx’s combination products at a premium as new drugs.

We must create commercially viable pharmaceutical formulations for CombinatoRx’s combination product candidates.

The success of CombinatoRx’s combination product candidates will depend on our ability to develop a formulation of the product candidate that is superior to a treatment regimen of the two approved drugs included in the product candidate taken separately. In some instances, to be commercially successful, this formulation must have a different method of administration than the approved drugs. We have developed or are developing proprietary formulations for CombinatoRx’s most advanced combination product candidates. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for CombinatoRx’s combination product candidates and they may not be successful in doing so or may experience delays in doing so that could delay clinical trials, and ultimately our ability to obtain approval of CombinatoRx’s combination product candidates. Defects in the formulation, delivery method or packaging of any of CombinatoRx’s combination product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

We may not be able to initiate and complete clinical trials for our product candidates.

Conducting clinical studies for any of our drug candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. In 2008, CombinatoRx terminated enrollment in a Phase 2b clinical study of Synavive in rheumatoid arthritis due to delays in the enrollment associated with competing therapies otherwise available to the relevant patient population, enrollment criteria that required the discontinuance of glucocorticoid use by subjects and issues with third-party contract research organizations and third-party suppliers of clinical trial material. In addition, we cannot guarantee that outside clinical investigators conducting clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. CombinatoRx is conducting additional proof-of-concept clinical trials as well as Phase 2b clinical trials for some of CombinatoRx’s combination product candidates. These clinical trials may be in indications where CombinatoRx does not have prior experience or may be of a size and scope greater than any which we have undertaken before, and this lack of experience or size may lead to delays in enrollment and other aspects of the trials. CombinatoRx has contracted with third-party clinical research organizations to conduct some of CombinatoRx’s Phase 2b and other Phase 2 proof-of-concept clinical trials for CombinatoRx’s combination product candidates and may continue to do so. These organizations may not completely perform their contractual obligations regarding the trial, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

We may be unable to find safe and effective doses and dose ratios for CombinatoRx’s combination product candidates without extensive clinical trials and substantial additional costs, if at all.

We must select the doses, including the amount, frequency and duration, of each of the two active pharmaceutical ingredients included in CombinatoRx’s combination product candidates, and the relative amounts, or dose ratios, of these doses. Our clinical trials in humans may show that the doses or dose ratios we select based on CombinatoRx’s high throughput screening, animal testing or early clinical trials do not achieve the desired therapeutic effect in humans, or achieve this effect only in a small part of the population. Even if the doses or dose ratios we select show efficacy in humans, the resulting doses or dose ratios of active pharmaceutical ingredients may not have acceptable safety profiles for targeted indications. Furthermore, even if we believe that pre-clinical and clinical studies adequately demonstrate that the doses or dose ratios we select for CombinatoRx’s combination product candidates are safe and effective in humans, the FDA or other regulatory agencies in foreign jurisdictions may conclude that the clinical trials do not support this conclusion. We may be required to conduct additional long-term clinical studies and provide more evidence substantiating the safety and effectiveness of the doses or selected dose ratios in a significant patient population. If we need to adjust the doses or dose ratios, we may need to conduct new clinical trials. We may also be required to make different doses or dose ratios available for different types of patients. All of this may result in significant delays and additional costs or prevent commercialization of CombinatoRx’s combination product candidates.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We may make incorrect determinations as to which product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. Our decisions to allocate finite research, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

A material component of our business strategy is to establish and maintain collaborative relationships to fund research and possible development and commercialization of product candidates, by us or by our collaborators. If we or any collaborator terminates or fails to perform any obligations under our collaboration agreements, the development and commercialization of product candidates under these agreements could be delayed or terminated.

A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical, biotechnology and medical device companies, research institutions and foundations, and to seek grants from agencies of the United States government, to fund research and possible development and commercialization of drug products for the treatment of diseases. We have established a collaborative royalty and milestone-based sales relationship with Covidien for Exalgo and, if any of our other product candidates receives regulatory approval, we intend to continue to seek collaborative relationships to obtain domestic or international sales, marketing and distribution capabilities.

The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, it may be difficult to maintain or perform under collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships due to unsatisfactory research or clinical results, a change in business strategy, a change of control or other reasons.

See “—Our ability to generate ongoing revenue from Exalgo depends on Covidien.” If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated. Additionally it may become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

CombinatoRx’s collaborations are generally new, and we have only a short history of working together with collaborators and cannot predict the success of any of these collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Covidien, Novartis, Fovea and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in the Novartis, Fovea or other collaboration agreements or derive any license or royalty revenue with respect to our collaborations.

We have no sales or distribution capabilities and may not obtain the collaboration, development, commercialization, manufacturing or other third-party relationships required to develop, commercialize and manufacture some or all of our product candidates.

We have no sales or distribution capabilities and lack all the resources, capabilities and experience necessary to clinically develop, formulate, manufacture, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We depend on collaborators, licensees, clinical research organizations and other third parties to formulate product candidates and to conduct clinical trials for some or all of our product candidates. We also rely on third-party manufacturers to manufacture all clinical trial supplies of our product candidates and, at this time, all marketed products, if any, and they or we will rely on obtaining sufficient quantities of the approved drugs in CombinatoRx’s combination product candidates from sources acceptable to the FDA and other regulators for early stage clinical trials.

Our third-party manufacturers may encounter difficulties performing their obligations in a timely manner and in accordance with applicable governmental regulations, including problems involving: inconsistent production yields; poor quality control and assurance or inadequate process controls; and lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies. We typically engage only a single contract manufacturer to make any product candidate which can exacerbate the impact of any such difficulties. Under our agreements with Covidien, we have no responsibility for manufacturing Exalgo. However, any manufacturing difficulties or related regulatory issues could impact Covidien’s sales of Exalgo, if any, which would reduce the significant revenue we expect to receive from royalties on net sales of Exalgo.

We expect to be able to develop and commercialize many of our product candidates only with the participation of pharmaceutical or biotechnology company collaborators or by out-licensing rights to the product candidates. Pharmaceutical and biotechnology companies and others may be reluctant to collaborate with CombinatoRx or to license rights to CombinatoRx’s combination product candidates due to the unproven nature of CombinatoRx’s drug discovery and development approach, the fact that the active pharmaceutical ingredients in CombinatoRx’s combination product candidates are approved drugs marketed by other companies, the risk that healthcare providers may substitute the component active pharmaceutical ingredients for CombinatoRx’s proposed combination products, concerns regarding the pricing of and reimbursement for CombinatoRx’s combination product candidates if they are successfully developed, or other factors.

We cannot guarantee that we will be able to successfully negotiate agreements for relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain these agreements, we may not be able to clinically develop, formulate, manufacture, test, obtain regulatory approvals for or commercialize our product candidates. We expect to expend substantial funds and management time and effort to enter into relationships with these third parties and, if we enter successfully into such relationships, to manage these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will succeed in a timely fashion, if at all. Due to the recent volatility in the financial markets and tightening of the credit markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by third party providers which could have a material adverse effect on our business.

The DEA limits the availability of hydromorphone, the active ingredient in Exalgo, and, as a result, the procurement quota may not be sufficient to meet commercial demand.

The DEA lists hydromorphone, the active ingredient in Exalgo, as a “controlled substance” under the Controlled Substances Act of 1970. Consequently, the manufacture, shipment, storage, sale and use of hydromorphone are subject to a high degree of regulation. For example, all controlled substance drug prescriptions must be signed by a physician and physically presented to a pharmacist and may not be refilled without a new prescription.

Furthermore, the DEA limits the availability of hydromorphone and as a result, the procurement quota of this active ingredient may not be sufficient to meet commercial demand for Exalgo. An application will have to be made annually to the DEA for a procurement quota by the manufacturer of Exalgo in order to obtain hydromorphone. Any delay or refusal by the DEA in establishing the procurement quota for hydromorphone could delay Covidien’s launch of Exalgo, or could cause inventory disruptions, which could have a material adverse effect on the successful launch of Exalgo or its subsequent sales. A disruption in the sales of Exalgo would decrease the royalties we expect to receive on such sales which, in turn, could have a material adverse effect on our business, financial position and results of operations.

We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

We cannot be certain that any of our product candidates, if approved, will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our products, or enable us to sell our products, if approved, at profitable prices. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine our products are safe, therapeutically effective and cost effective relative to competing treatments, including a treatment regimen of the individual approved drugs included in CombinatoRx’s combination products.

Disputes under key agreements could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, testing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties to such agreements. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of these agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

Risks Related to Financial Results and Need for Additional Financing

We may be unable to raise the substantial additional capital that it will need to sustain our operations.

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into 2014. We may, however, need to raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding and Exalgo royalties are less than current assumptions or expectations. This could occur for many reasons, including:

•	we determine to acquire or license rights to additional product candidates or new technologies;

•	some or all of our product candidates fail in clinical or pre-clinical studies or prove to be less commercially promising than we expect or we are forced to seek additional product candidates;

•	our product candidates require more extensive clinical or pre-clinical testing or clinical trials take longer to complete than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more of our pre-clinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	we determine or are required to conduct more high throughput screening than expected against current or additional disease targets to develop additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of CombinatoRx common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of CombinatoRx common stock. Many people believe that participants in financial markets in the United States are increasingly less willing to fund drug discovery companies like CombinatoRx. There can be no assurance that we will be able to access equity or credit markets in order to finance our operations or expand development programs for any of our product candidates, or that there will not be a further deterioration in financial markets and confidence in economies. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs.

CombinatoRx has a history of operating losses. We expect to incur significant operating losses and may never be profitable. CombinatoRx common stock is a highly speculative investment.

CombinatoRx commenced operations in March 2000 and has no approved products of its own and has generated no product revenue. CombinatoRx has incurred operating losses since CombinatoRx’s inception in 2000. As of December 31, 2009, CombinatoRx had an accumulated deficit of $219.7 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Other than our agreement with Covidien, our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we ever achieve profitability, we may not be able to sustain it.

Risks Related to Regulatory Approvals

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The pre-clinical development, clinical trials, manufacturing, marketing, testing and labeling of pharmaceuticals and medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug and medical device approval process, and positive results in pre-clinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, pre-clinical and clinical testing of products and medical devices can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or medical device to meet a regulatory agency’s requirements for safety, efficacy and quality. In addition, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

We or our collaborators may delay, suspend or terminate clinical trials to obtain marketing authorization of any of our product candidates or their associated medical devices or products at any time for reasons including:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•	lack of effectiveness of a product candidate in other clinical trials;

•	lack of sufficient funds for further clinical development;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct clinical trials;

•	unfavorable regulatory inspection of a manufacturing, testing, labeling or packaging facility for drug substance or drug product;

•	unfavorable regulatory inspection and review of a clinical or pre-clinical trial site or records of any clinical or pre-clinical investigation;

•	serious and unexpected drug-related side effects or serious adverse safety events experienced by participants in clinical trials or by patients following commercialization; or

•	the placement of a clinical hold on a product candidate in an ongoing clinical trial.

Positive or timely results from pre-clinical studies and early clinical trials do not ensure positive or timely results in late stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive pre-clinical or early clinical results often fail in later stage clinical trials. Data obtained from pre-clinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

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

The FDA and other regulatory agencies may require additional pre-clinical and Phase 1 clinical data for CombinatoRx’s combination products.

Many of CombinatoRx’s proposed product candidates are composed of drugs previously approved as single agents, and, as a result, there is significant pre-existing information on the safety of those drugs as single agents for their approved indications in the form of animal studies, Phase 1 pharmacokinetic and other clinical studies and actual clinical experience. Nonetheless, new safety issues may arise when the previously approved drugs are used in combination in CombinatoRx’s combination products or when the proposed combination products are used in different treatment regimens for disease indications different than the disease indications for which the components are used as single agents. For example, the combination might be proposed for long-term use for a chronic condition, while the single agents are currently approved for short-term use for acute conditions. In addition, if a component has not been approved in all jurisdictions in which approval of the combination is sought, the regulatory agencies having authority over the combination in the jurisdictions that have not approved each component as a single agent may require us to submit data that would not otherwise be required. If any of these issues arises, we may be required to conduct additional nonclinical and Phase 1 clinical trials for CombinatoRx’s combination product candidates. If the additional nonclinical or Phase 1 clinical trials required for a product candidate or its formulation are extensive, it could delay or prevent further development of the product candidate.

The FDA and other regulatory agencies may require more extensive or expensive trials for CombinatoRx’s combination product candidates than may be required for single agent pharmaceuticals.

To obtain regulatory approval for CombinatoRx’s combination product candidates, we are typically required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we are typically required to conduct clinical trials comparing each component drug with the combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

Even if we receive regulatory approvals for marketing CombinatoRx’s combination product candidates, if we fail to comply with continuing regulatory requirements, we could lose regulatory approvals, and our business would be adversely affected.

The FDA and other regulatory authorities continue to review therapeutic products and medical devices even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs and medical devices will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of legislation, the FDA Amendments Act of 2007, addressing, among other things, drug safety issues. This law provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with REMS approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing, sale and distribution of our products.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payors to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical and biotechnology companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs and medical devices is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in the price of CombinatoRx common stock or limit our ability to raise capital or to enter into collaborations or license rights to our products.

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

As a result, we expect there will be increased pressure to reduce prices for drugs in order to obtain favorable status for them under the plans offering prescription drug coverage to Medicare beneficiaries. This pressure could decrease the coverage and price we receive for our products in the future and could seriously harm our business. It is possible that CombinatoRx combination products, if successfully developed, could be particularly subject to price reduction initiatives because they are based on combinations of lower priced existing drugs.

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

The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price in Canada than in the United States.

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

If we succeed in developing any products (other than Exalgo), we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks particularly because there may be additional variations between how CombinatoRx’s combinations of approved drugs and single agent drugs are treated in foreign jurisdictions. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations. Even if we are successful at obtaining these approvals, regulatory agencies in foreign countries where the pricing of prescription drugs or medical devices is controlled by the government, could determine that pricing for CombinatoRx’s combination products should be based on prices for the existing drugs that comprise the active pharmaceutical ingredients in CombinatoRx’s combination products instead of allowing us to price CombinatoRx’s combination products at a premium as novel medicines.

Risks Related to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary drug discovery technology and any products or product candidates we plan to develop. We intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and pre-clinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may be unable to stop them from doing so. The patents covering Exalgo expire in 2014, or they may be successfully challenged prior to expiration, after which Covidien may face generic competition for the specific formulation of Exalgo.

Similar to other biotechnology companies, our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, our existing patents and any future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide any competitive advantages.

The United States Patent and Trademark Office and similar agencies in foreign jurisdictions may not agree with our view that our combination product candidates are patentable or novel and non-obvious, and on this basis may deny patent protection. Even if we receive patent protection, others, including those who own patent or trade secret rights associated with the approved drugs that are active pharmaceutical ingredients of these product candidates, may attempt to invalidate our patent or trade secret rights. Even if our patent or trade secret rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of intellectual property rights.

If we do not obtain or are unable to maintain adequate patent or trade secret protection for products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA and other regulatory authorities. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of CombinatoRx’s combination products for three years after it has approved CombinatoRx’s combination product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of CombinatoRx’s combination product unless we have patent protection sufficient to enforce our rights. Without sufficient patent protection, the applicant for a generic version of CombinatoRx’s combination product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to CombinatoRx’s combination product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval of products that duplicate CombinatoRx’s combination products.

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

If a third party holds a patent to a composition or method of use of an approved drug that is a component of one or more of CombinatoRx’s combination product candidates or a formulation technology related to CombinatoRx’s planned formulation of a combination product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. Our business will be harmed if we are unable to use the optimal formulation or methods of use of the component drugs that comprise our product candidates. This may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is available on terms that are unacceptable.

We may be unable to in-license intellectual property rights or technology necessary to develop and commercialize CombinatoRx’s combination products.

Depending on its ultimate formulation and method of use, before we can develop, make, use, or sell a particular combination product candidate, we may need to obtain a license from one or more third parties who have patent or other intellectual property rights covering components of CombinatoRx’s combination product candidate or its method of use. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. Because CombinatoRx’s combination product candidates are based on combinations of existing drugs, there may be a significant number of patents covering both the active pharmaceutical ingredients in CombinatoRx’s combination product candidates and their method of use. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable, we might be unable to develop and commercialize one or more of CombinatoRx’s combination product candidates.

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

We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement.

Our efforts to obtain, protect and defend our patent and other intellectual property rights, whether we are successful or not, may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us. In addition, defending patent or other intellectual property litigation, whether we are successful or not, can be very expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. During the course of any patent litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the market price of CombinatoRx common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

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

Risks Related to the Biotechnology and Pharmaceutical Industry

Our industry is highly competitive and our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete.

The development and commercialization of pharmaceutical products is highly competitive. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in research and development, manufacturing, marketing, sales, distribution, financial and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop drug discovery technology or products that would render CombinatoRx’s drug discovery technology and our product candidates, and those of our collaborators, obsolete and noncompetitive.

Our competitors already have high throughput screening technologies and if they employ these technologies to discover combination drugs, they may render CombinatoRx’s technologies or CombinatoRx’s approach to drug discovery and development obsolete or noncompetitive. Even when we successfully identify a new combination product candidate, our ability to commercialize any combination product candidate may be limited to the extent that we are unable to obtain patent protection for such a product candidate or patent or trade secret protection for its newly identified formulation. Our competitors may also be able to use similar component drugs or different combinations of component drugs to develop combination products that are not covered by our patents. Our competitors’ ability to market competitive drugs would adversely impact our ability to generate revenues. In addition, the approved drugs that are combined to produce our combination product candidates are likely to be commercially available at lower prices, so physicians may be able to prescribe the individual drugs already approved and marketed by other companies instead of prescribing our combination products. This practice could adversely impact our ability to generate revenues and would be difficult or impossible for us to prevent by enforcing our combination patents, if obtained.

CombinatoRx’s drug discovery technology will compete against well-established techniques to discover new drugs. If we are unable to compete effectively against these existing techniques and the companies that support them, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. In addition, any product candidates that we do discover will face competition from single agent pharmaceuticals and potentially from other combination pharmaceuticals. Our competitors’ success is discovering new drugs and marketing existing drugs which compete with our product candidates would adversely affect our ability to generate revenues.

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

Risks Related to an Investment in Our Common Stock

Future sales of common stock by former Neuromed stockholders may cause the price of CombinatoRx common stock to fall.

After the FDA approved Exalgo, shares issued in connection with the Neuromed merger were released from an escrow arrangement such that pre-merger CombinatoRx stockholders only owned approximately 40% of the then outstanding shares of CombinatoRx common stock. Before this merger, the former Neuromed stockholders held shares of a private company that were difficult to sell. If the former Neuromed stockholders seek to sell substantial amounts of our common stock in the public market to monetize their merger proceeds, particularly if these sales are in a rapid or disorderly manner, or investors perceive that these sales could occur, the market price of our common stock could decrease significantly.

In connection with the execution of the merger agreement, CombinatoRx entered into a registration rights agreement with certain investment funds affiliated with MPM Capital LLC, James Richardson & Sons, Limited and Working Opportunity Fund (EVCC) Ltd. If requested properly under the terms of the registration rights agreement, these stockholders have the right to require us to register all or some of such shares for sale under the Securities Act and in certain circumstances also have the right to include those shares in a registration we initiate. If we are required to include the shares of our common stock of these stockholders pursuant to these registration rights in a registration we initiate, sales made by such stockholders may adversely affect the price of our common stock and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that we register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of our common stock. These sales might also make it more difficult for us to sell equity securities at an appropriate time and price.

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

•	disclosure of actual or potential clinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates; and

•	general market conditions and comments by securities analysts and investors.

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising it that it has a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although NASDAQ could require a longer period.

Our stockholders have approved a reverse stock split which our board of directors has the authority to implement for one year following our 2009 annual meeting held on December 18, 2009. Our board of directors may elect to implement a reverse stock split with a goal of increasing the trading price of CombinatoRx common stock to meet the listing requirements of The NASDAQ Global Market or to improve the marketability and liquidity of our common stock by making it more attractive to brokerage firms and institutional investors. Notwithstanding the goals of a reverse stock split, there can be no assurance that the market price per share following the reverse stock split would rise in proportion to the reduction in the number of pre-split shares of our common stock outstanding before the reverse stock split or maintain any post-reverse stock split price increase.

The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by our current or future third-party providers and collaboration partners, the loss of institutional investor interest, and fewer outlicensing and partnering opportunities.

Fluctuations in our operating losses could adversely affect the price of our common stock.

Our operating losses may fluctuate significantly on a quarterly basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include royalties from sales of Exalgo, the status of our clinical and pre-clinical development programs, level of expenses incurred in connection with our clinical and pre-clinical development programs, restructuring costs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

Anti-takeover provisions in our charter documents and provisions of Delaware law may make an acquisition more difficult and could result in the entrenchment of management.

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. The existence of the following provisions of Delaware law and our sixth amended and restated charter or its amended and restated bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law and our charter, our directors may be removed by stockholders only for cause and only by vote of the holders of 75% of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition our amended and restated bylaws limit the ability our stockholders to call special meetings of stockholders.

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

Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction in advance. In October 2008, entities affiliated with BVF Inc. acquired more than 15% of our common stock without the prior approval of our board of directors. As a result, the provisions of Section 203 of the Delaware General Corporation Law will apply to certain transactions with these shareholders.

Change of control provisions in our collaboration agreements may make an acquisition of us more difficult or costly.

Under our research collaboration and license agreement with Novartis, we have agreed that upon a change of control or liquidation of us, as defined in the agreement, Novartis may terminate the agreement after a change of control or liquidation after providing us with sixty days notice, and in the event of such termination, we will be required to pay Novartis $2.0 million if such termination is before May 1, 2010 and $1.0 million if such termination is effective between May 1, 2010 and November 1, 2010. These provisions may make a change of control more difficult or costly.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 23,000 square feet of laboratory and office space in Cambridge, Massachusetts. Our subsidiary, Neuromed Pharmaceuticals Ltd., currently leases approximately 12,000 square feet of office and laboratory space in Vancouver, British Columbia, Canada. The Vancouver lease will expire on

December 31, 2010. Our subsidiary, Neuromed Pharmaceuticals, Inc. currently leases approximately 5,200 square feet of office space in Conshohocken, Pennsylvania. The Conshohocken lease will expire on December 31, 2010. We believe that our current facilities are sufficient for our current operations.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our common stock is listed for quotation on the NASDAQ Global Market under the symbol “CRXX.” Trading of our common stock commenced following our initial public offering on November 9, 2005. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2009
First quarter	$0.99	$0.25
Second quarter	$1.34	$0.49
Third quarter	$2.60	$0.70
Fourth quarter	$1.86	$0.81
Fiscal year ended December 31, 2008
First quarter	$5.55	$3.37
Second quarter	$4.05	$3.11
Third quarter	$6.99	$2.86
Fourth quarter	$3.25	$0.44

On March 25, 2010, the reported last sale price of our common stock on the NASDAQ Global Market was $1.36 per share. As of March 25, 2010, there were approximately 147 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a) (1)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,186,639	$2.77	15,616,057
Equity compensation plans not approved by security holders	—	—	—

Total	5,186,639	$2.77	15,616,057

(1)	As of December 31, 2009.
(2)	For outstanding restricted stock units, the exercise price was deemed to be $0.
(3)	Our Amended and Restated 2004 Incentive Plan (the “2004 Plan”) contains an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase is and will be added on the first day of each fiscal year from 2010 through 2015, inclusive, and will be equal to the least of: (i) 4,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the board of directors. The Compensation Committee of the board of directors elected not to increase the number of shares of common stock available for issuance under the 2004 Plan for 2010.

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

	Cumulative Total Return
	11/9/05	12/05	12/06	12/07	12/08	12/09
COMBINATORX, INCORPORATED	100.00	104.20	110.32	56.56	7.90	10.57
NASDAQ COMPOSITE	100.00	103.41	116.35	126.25	74.61	107.78
NASDAQ BIOTECHNOLOGY	100.00	106.69	106.54	110.17	102.94	113.09

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this annual report, particularly under the heading “Risk Factors.”

Overview

CombinatoRx develops novel drug candidates with a focus on the treatment of pain and inflammation. We have entered into multiple revenue-generating collaborations with large pharmaceutical companies and have a portfolio of clinical-stage product candidates targeting pain, inflammation and other neurodegenerative diseases. We also utilize our selective ion-channel modulation platform and combination drug discovery technology to discover new product candidates for our portfolio.

On December 21, 2009, we completed our merger with Neuromed. Upon the consummation of the merger, former Neuromed stockholders were issued an aggregate of 14,937,654 shares of our common stock and 67,826,875 shares of our common stock were issued into escrow. When the FDA did not approve Exalgo prior to January 1, 2010, 29,943,752 shares of our common stock held in escrow were cancelled. On March 1, 2010, the FDA approved Exalgo for the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time, resulting in the release to former Neuromed stockholders of the remaining 37,883,123 shares of our common stock held in escrow.

The United States commercial rights to Exalgo were acquired by Covidien from Neuromed in June 2009. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and are eligible to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch.

Following the sale of all rights to Exalgo to Covidien, our most advanced product candidate is Synavive, a product candidate we have been developing to treat immuno-inflammatory disorders. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009. Based in part on the results from a Phase 2a clinical trial of Synavive in subjects with rheumatoid arthritis, we advanced Synavive into a Phase 2b clinical trial in subjects with rheumatoid arthritis, the MARS-1 study, which started in 2007 and was targeted to enroll over 600 subjects on a worldwide basis. In July 2008, we discontinued enrollment in the MARS-1 study.

In addition to Synavive, CombinatoRx had been advancing three other product candidates, CRx-401, CRx-191 and CRx-197 through clinical research and development. CRx-401 is a synergistic combination drug candidate containing sustained-release bezafibrate, an anti-dyslipidemia agent approved outside the United States, and a low dose of diflunisal, a widely available analgesic. CRx-401 was evaluated in a 117 subject Phase 2a clinical trial for our anti-diabetic activity in subjects with Type 2 diabetes as an add-on to metformin therapy. The Phase 2a clinical trial of CRx-401 started in 2007 and was completed in March 2009. Our product candidate,

CRx-191, is a topical synergistic combination drug candidate thought to have a novel multi-target mechanism that inhibits TNF-a and interferon-gamma, key cell mediators of inflammation. CRx-191 contains the mid-potency glucocorticoid, mometasone, and a low dose of the tricyclic anti-depressant, nortriptyline, co-formulated as a topical cream for the treatment of psoriasis and other glucocorticoid-responsive dermatoses. We conducted a healthy volunteer safety study of CRx-191 during 2007 and conducted a Phase 2a clinical trial of CRx-191 in subjects with psoriasis during the first half of 2008. Our product candidate, CRx-197, is a selective cytokine modulator containing low concentrations of the antihistamine, loratadine, and the tricyclic anti-depressant, nortriptyline, neither of which is approved for the treatment of topical dermatoses. This combination has been co-formulated as a topical cream for the treatment of atopic dermatitis and other inflammatory dermatoses. We conducted a healthy volunteer safety study for CRx-197 in 2008 and conducted a Phase 2a clinical trial of CRx-197 in subjects with plaque psoriasis at the beginning of 2009.

Prior to 2009, we have not been profitable. As of December 31, 2009, we had an accumulated deficit of $219.6 million. We had net income from continuing operations of $1.3 million for the year ended December 31, 2009 and net losses from continuing operations of $60.6 million and $50.2 million for the years ended December 31, 2008 and 2007, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. The majority of our revenues since inception have been generated in the United States, and a majority of our long-lived assets are located in the United States.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to business combinations, intangibles and other long-lived assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Business Combinations

We assign the value of the consideration transferred to acquire or merge with a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The consideration transferred in our merger with Neuromed includes shares of our common stock and the fair value of contingent consideration. The fair value of contingent consideration was determined based upon a probability-weighted estimate of the incremental number of shares of our common stock to be issued to former Neuromed stockholders at our stock price at merger closing. The probability weighted estimate reflects our assessment of the likelihood that Exalgo would be approved by the FDA during each of the four time periods included in the merger agreement and the corresponding pre-determined amount of escrow shares that would be released to the former Neuromed stockholders as a result thereof. The probabilities assigned to each Exalgo FDA approval outcome ranged from 10% to 40% and were determined based upon a review of four other product candidates for the treatment of pain that were in or had recently completed the FDA review process that were not yet approved or had long approval delays. We have classified the fair value of contingent consideration as a long-term liability in the balance sheet and have reassessed the fair value of the contingent consideration at December 31, 2009. In connection therewith, we recorded a gain of $12.1 million primarily as a result of a decrease in our stock price from the date of merger closing through December 31, 2009 and the FDA approval of Exalgo not occurring before January 1, 2010 impacting our probability assessment of the amount of shares expected to be released from escrow. We reassessed the fair value of the contingent consideration through March 1, 2010, the date that the FDA approved Exalgo. We expect to record other expense of approximately $29.3 million in the first quarter of 2010 associated with the remeasurement of the contingent consideration to fair value upon release of the incremental shares from escrow to the former Neuromed shareholders.

We assess the fair value of assets acquired, including intangible assets, using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred. In the event the fair value of the assets acquired less the fair value of the liabilities assumed exceeds the value of the consideration transferred, as was the case with the merger with Neuromed, a bargain purchase would be deemed to have occurred and a gain would be recorded in our statement of operations.

The determination and allocation of the consideration transferred requires management to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration and intangible assets acquired. We believe the fair values assigned to our liability for contingent consideration and acquired intangible asset are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates.

Intangible Assets

We have a significant intangible asset as a result of the merger with Neuromed, which is susceptible to valuation adjustments as a result of changes in various factors or conditions. Our intangible asset has a finite life and is being amortized based upon the pattern in which we expect to utilize the economic benefits. Determining the economic lives of acquired finite-lived intangible assets requires us to make significant judgments and estimates, and changes in those estimates could materially impact our results of operations. We review the cash flow forecast for projected royalties on sales of Exalgo on an annual basis in connection with assessing our amortization period and methodology.

The value of the intangible asset was initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of the intangible asset whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future adverse changes or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

Revenue Recognition

We have entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are for the product candidate Exalgo and for early-stage compounds and are generally focused on specific disease areas. The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the FDA or other regulatory agency.

We evaluate the arrangements with software license components in order to determine whether the arrangements should be accounted for under revenue recognition guidance for software or if other applicable revenue recognition guidance should be applied. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. The consideration received is allocated among separate elements based on their respective fair values. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. License fees or other amounts received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to be substantive and represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. Royalty revenue will be recognized based upon net sales of licensed products as provided by the licensee and is recognized in the period the sales occur. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the collaborative agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

Revenue under government grants or cost reimbursement contracts is recognized as we perform the underlying research and development activities.

Stock-Based Compensation

We estimate the value of our stock options using the Black-Scholes model which requires us to make assumptions regarding stock price volatility and expected term. Historically we analyzed the volatilities and expected terms of a peer group of companies and utilized a stock price volatility in the Black-Scholes model that reflects the average volatility of this peer group and our own historical volatility. We continued to increase the weight applied to our own historical volatility over time. In 2009, we determined that we had sufficient trading history as a public company and began to use our own historical volatility to estimate stock price volatility. We utilize the expected terms from this analysis of peer companies to support the expected term used in the Black-Scholes model.

We estimate the level of stock-based award forfeitures expected to occur and record compensation cost only for those awards that are ultimately expected to vest. We believe that using an average of our own historical data for percentage of option cancellations and actual employee turnover rates derived from periods of business activity most likely to be representative of future periods to be the most appropriate measure of forfeitures. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. We have determined that the reductions in work force that occurred in the fourth quarter of 2008 and July 2009 and the divestiture of CombinatoRx Singapore in the second quarter of 2009 were not likely to recur and, therefore, excluded these employees and their stock-based awards from the forfeiture rate calculation.

As of December 31, 2009, there was approximately $1.2 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our stock option plans, restricted stock awards and restricted stock units as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.6 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the amount of service performed and the associated cost incurred for these services as of the balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses for our business are professional service fees, such as attorneys and accountants, contract service fees, such as amounts due to clinical research organizations who are supporting clinical trials for our product candidates Exalgo, Synavive, CRx-401, preclinical and toxicology research services providers and formulation development providers. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimates the level of services or the costs of such services, our reported expenses for a reporting period could be understated or overstated.

Income Taxes

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position; and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties, related to unrecognized tax benefits in general and administrative expense.

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

In connection with the divestiture, we entered into a termination agreement with CombinatoRx Singapore and BioMedical Sciences, pursuant to which the parties agreed to terminate all of the prior agreements among us, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of our common stock.

We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore was assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

CombinatoRx recorded a gain on the divestiture of $15.6 million. The financial results of CombinatoRx Singapore have been reclassified as discontinued operations for all periods presented.

Years Ended December 31, 2009 and 2008

Revenue. For the year ended December 31, 2009, we recorded $17.3 million of revenue from our collaboration agreements with Novartis, Angiotech, CFFT, CHDI, Fovea and the DMD Foundations and from government contracts and grants from NIAID and USAMRIID. For the year ended December 31, 2008, we recorded $12.3 million of revenue from our research and collaboration agreements with Angiotech, CFFT, CHDI, HenKan and the DMD Foundations and from government contracts and grants from NIAID and USAMRIID. The $5.0 million increase in revenue is primarily due to $7.0 million of accelerated revenue recognition due to the early termination of our agreement with Angiotech.

Research and Development. Research and development expense for the year ended December 31, 2009 was $21.2 million compared to $55.3 million for the year ended December 31, 2008. The $34.1 million decrease from the 2008 period to the 2009 period was primarily due to a decrease of $16.7 million in preclinical and external clinical expenses, a $10.8 million decrease in compensation and benefit expenses, associated with reduced headcount attributable to the 2008 and 2009 restructurings, a $5.6 million decrease in consulting, lab supplies, facilities, depreciation and other overhead costs related to our 2008 and 2009 restructurings, as well as a $1.0 million decrease in non-cash stock-based compensation expense. Our current expectations are that research and development expense for the year ended December 31, 2010 will remain relatively similar to or less than research and development expense for the year ended December 31, 2009 as a result of our currently planned research and development activities.

The table below summarizes our allocation of research and development expenses to our clinical programs, including Synavive, CRx-401, CRx-191 and CRx-197 for the years ended December 31, 2009 and 2008. During 2007, we implemented a project costing methodology and system which enabled us to allocate external direct costs and internal direct costs such as personnel costs, supplies and materials for certain research and development departments directly to projects. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs, biostatistics, data systems, medical writing and clinical program leadership departments, all of which support the development of the clinical product candidates Synavive, CRx-401, CRx-191 and CRx-197. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs and the direct costs allocated to all of our research collaborations, including the personnel costs of our alliance management department. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, new products and discovery departments, all of which supported the development of both our clinical product candidates Synavive, CRx-401, CRx-191 and CRx-197, as well as our preclinical product candidates. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Year Ended December 31,
	2009	2008
	(in thousands)
Synavive	$3,173	21,021
CRx-401	1,171	3,491
CRx-197	—	2,448
CRx-191	(34)	1,196
Unallocated clinical program costs	390	2,286

Total clinical program costs	4,700	30,442

Preclinical program costs	5,256	9,906
Unallocated clinical and preclinical program costs	1,681	5,414
Infrastructure and support costs	8,303	7,236
Noncash employee and non-employee stock-based compensation expense	1,304	2,298

Total research and development expenses	$21,244	$55,296

General and Administrative. General and administrative expense for the year ended December 31, 2009 was $17.1 million compared to $14.5 million for the year ended December 31, 2008. The $2.6 million increase was primarily due to the $4.4 million increase in professional and consulting fees associated with CombinatoRx’s strategic realignment and the merger with Neuromed offset by a $0.8 million decrease in non-cash stock-based compensation and a $1.1 million decrease in compensation and benefits expense associated with reduced headcount attributable to the 2008 and 2009 restructurings. We expect general and administrative expenses to decline in 2010.

Restructuring. For the year ended December 31, 2009, we recorded a net restructuring charge of $2.7 million primarily related to the third quarter 2009 restructuring related to the continued implementation of our plan to focus our efforts on our funded drug discovery and conserving capital in connection with the merger with Neuromed. The charge consisted of $2.7 million for severance and related benefits for approximately 23 employees, $1.8 million of accelerated stock-based compensation and $1.0 million of lease termination costs, partially offset by $2.8 million of non-cash credits related to the write-off of deferred rent and lease incentive obligations associated with the facilities that we exited.

Amortization of Intangible Asset. We recorded $0.5 million of amortization related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009. The intangible asset is being amortized in a manner which reflects our estimate of the future undiscounted cash flows we expect to receive over the five-year useful life of Exalgo.

Gain on Legal Settlement. On April 30, 2009, we filed a lawsuit against Aptuit, Inc., or Aptuit, in the Supreme Court for the State of New York, New York County, Commercial Division. We asserted claims against Aptuit for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing and unjust enrichment arising out of Aptuit’s manufacture and distribution of our product candidate Synavive for a worldwide Phase 2b clinical trial targeting hundreds of subjects with rheumatoid arthritis. On December 29, 2009, we entered into a settlement agreement with Aptuit to settle this lawsuit. Pursuant to the terms of the settlement agreement, Aptuit agreed to pay us $3.7 million, and the parties agreed to a mutual release of claims and causes of action that were asserted or that could have been asserted in the action. We received the $3.7 million payment in January 2010.

Interest Income. Interest income decreased to $0.3 million for the year ended December 31, 2009 from $2.3 million for the year ended December 31, 2008. The decrease in interest income was primarily caused by decreases in our average cash and short-term investments balances and significantly lower average interest rates for the securities held in our investment portfolio.

Interest Expense. Interest expense for the year ended December 31, 2009 was less than $0.1 million compared to $0.7 million for the year ended December 31, 2008. This decrease was due to the repayment of equipment lines of credit in December 2008.

Gain on Bargain Purchase. In the year ended December 31, 2009, we recognized a gain on bargain purchase in the amount of $9.8 million related to the acquisition of Neuromed. The gain on bargain purchase represents the excess fair value of the net assets acquired less the total consideration transferred to the former Neuromed shareholders. See below for a discussion of the merger with Neuromed.

Gain on Revaluation of Contingent Consideration. In the year ended December 31, 2009, we recognized a gain in the amount of $12.1 million on the revaluation of contingent consideration in connection with the Neuromed merger. This gain represents the change in fair value of the contingent consideration between the merger date and December 31, 2009. The change in value is due to FDA approval not occurring before January 1, 2010 that impacted our probability assessment and a decline in the closing price of our common stock between the merger date and December 31, 2009.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of December 31, 2009, we had cash, cash equivalents and short-term investments of approximately $25.9 million, which includes $2.6 million of restricted cash. Our funds are primarily invested in short-term, investment-grade securities, government agency securities and United States Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio as of December 31, 2009.

For the year ended December 31, 2009, we received $13.1 million in payments from our collaborations and research and development agreements with Novartis, Fovea, CFFT, CHDI, Inc. and the DMD Foundations, and grants from the NIAID and USAMRIID. We also received a payment of $40.0 million from Covidien following the FDA approval of Exalgo on March 10, 2010. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Covidien, Novartis and Fovea and government grants from the NIAID and USAMRIID and any other collaborative agreements into which we might enter.

In particular, we are also entitled to receive tiered royalties based on the net sales of Exalgo by Covidien. In addition, because we assisted Covidien with the approval of Exalgo, we are entitled to reimbursement of clinical and other expenses that we incurred, up to a maximum of $16.0 million. The $3.8 million reimbursement of regulatory and clinical expenses paid to Neuromed prior to the closing is included as part of this amount. After the merger with Neuromed, we received an additional $2.5 million reimbursement of regulatory and clinical expenses prior to December 31, 2009.

Based on our current operating plans, we expect our resources to be sufficient to fund our planned operations into 2014. Our principal near term capital needs include continued research and development of our clinical product candidates and our calcium channel programs, as well as general and administrative expenses. Our future capital requirements will depend on many factors, including, without limitation, royalty income payable by Covidien from net sales of Exalgo, milestone payments and research funding from our other collaboration agreements, product development programs and potential in-licensing activities we may undertake.

We may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or our collaboration funding is less than current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. Additional funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our operating activities used cash of $25.0 million, $55.6 million and $43.2 million in the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in our net use of cash in operating activities in the 2009 period is primarily attributed to the increase in income from continuing operations of $61.9 million as well as adjustments for non-cash gains and losses and adjustments for changes in working capital during the year. The increase in our net use of cash in operating activities in the 2008 period is primarily attributed to the $11.8 million increase in net loss from continuing operations for the 2008 period, as well as adjustments for changes in working capital experienced during the periods.

Our investing activities provided cash of $23.4 million, $57.8 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cash provided by investing activities in all periods was primarily due to sales and maturities of short-term investments offset by purchases of short-term investments. Our investing activities in all periods also included purchases of property and equipment. Purchases of property and equipment decreased from $6.1 million for the year ended December 31, 2007, to $2.3 million for the year ended December 31, 2008 to $0.6 million for the year ended December 31, 2009. For the year ended December 31, 2009, our cash provided by investing activities included $6.2 million of cash acquired in the Neuromed merger. In addition, in 2009, our restricted cash balance decreased by $1.5 million, related to the amendment to the lease for our Cambridge, Massachusetts facility.

Our financing activities since inception consisted primarily of the sale of preferred stock to private investors in the net amount of $89.9 million, financing associated with CombinatoRx Singapore of $20.0 million, net proceeds from our equipment lines of credit of $15.9 million, net proceeds from our initial public offering of $43.8 million, net proceeds from the private placement of our common stock in March 2006 of $45.4 million and net proceeds from a public offering of our common stock in October 2007 of $33.0 million. Our financing activities were not a significant source or use of cash during the year ended December 31, 2009. Our financing activities used $3.4 million of cash proceeds as of December 31, 2008 compared to providing $41.2 million in the year ended December 31, 2007. The financing activities in the year ended December 31, 2008 consisted of the issuance of $5.0 million of convertible promissory notes by CombinatoRx Singapore to BioMedical Sciences in August 2008 included in financing activities from discontinued operations, offset by the repayment of indebtedness to General Electric Capital Corporation, or GECC, in the amount of $8.5 million. The financing activities in the year ended December 31, 2007 consisted of net proceeds of $33.0 million from a public offering of our common stock in October 2007, a $3.5 million convertible promissory note issued by CombinatoRx

Singapore to Biomedical Sciences and promissory notes of $6.8 million issued by us or CombinatoRx Singapore to GECC or its affiliates for capital equipment purchases included in financing activities from discontinued operations, offset by $2.7 million in notes payable repayments.

As of December 31, 2008, CombinatoRx Singapore had $19.4 million in convertible notes payable, representing $17.5 million in principal amount of convertible promissory notes issued by CombinatoRx Singapore to BioMedical Sciences on August 30, 2005, June 8, 2006, May 30, 2007 and August 5, 2008 and accrued interest of $1.9 million. The notes bore interest at an annual rate of 5% and were due and payable on December 31, 2009, unless we elected to prepay the notes before that date through CombinatoRx Singapore. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. In connection with the divestiture, we, CombinatoRx Singapore and BioMedical Sciences entered into a termination agreement pursuant to which the parties agreed to terminate all of the prior agreements among us, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of our common stock. We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we have agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

On August 3, 2009, we entered into a second amended agreement for our office and laboratory lease for approximately 63,000 square feet of office and laboratory space at our Cambridge, Massachusetts facility. The lease term extends through January 2017. Under the terms of this agreement, our occupancy of approximately 18,035 square feet of leased office premises located on the sixteenth floor of the facility ceased as of June 16, 2009, and we paid rent and occupancy costs on these office premises through September 30, 2009. Under the terms of the second amendment, our occupancy and liability for rent payments and occupancy costs of approximately 22,095 square feet of leased lab premises located on the fourth floor of the of the facility ceased as of September 15, 2009. As consideration for the right to cease occupancy of the office and the lab premises, we paid the landlord $500,000 on October 1, 2009, $500,000 on or about January 1, 2010 and agreed to pay the landlord $500,000 on or before July 1, 2010. Under the terms of the lease, as amended, we will continue to lease and occupy approximately 23,199 square feet of office and laboratory space in Cambridge with a lease term until January 2017. As a result of the lease amendment, excluding anticipated reductions in management fees payable by us to the landlord, we have reduced our aggregate obligations under our operating lease for the Cambridge facility by approximately $11.4 million.

Merger with Neuromed Pharmaceuticals, Inc.

On December 21, 2009, we completed the merger with Neuromed. Under the terms of the merger agreement and a related escrow agreement, at closing we issued 14,937,654 new shares of our common stock to Neuromed stockholders and placed 67,826,875 new shares in escrow, or the Escrow Shares, for the benefit of Neuromed stockholders. Of the shares subject to the escrow agreement, an aggregate of 19,916,872 shares, or Holdback Shares, were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo, and an aggregate of 47,910,003 shares, or the Milestone Shares, were placed into escrow and may or may not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo. Former Neuromed stockholders had voting and other ownership rights with respect to the Holdback Shares but no voting rights with respect to the Milestone Shares. As a result, at closing of the merger with Neuromed, current CombinatoRx stockholders effectively retained approximately 50% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger, former Neuromed stockholders effectively owned or controlled approximately 48.5% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger (a portion of which was subject to the terms of the Escrow Agreement), and certain Neuromed directors, officers and other employees effectively held approximately 1.5% of the outstanding shares of common stock of CombinatoRx immediately after the merger in the form of shares underlying restricted stock unit awards granted under the Neuromed special equity incentive plan. The release of the escrow shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, was based upon the timing of the FDA’s approval of Exalgo and subject to the following terms and conditions of the escrow agreement:

•

If FDA approval of Exalgo were received on or before December 31, 2009, all of the escrow shares would be released to the former Neuromed stockholders, resulting in the pre-merger CombinatoRx stockholders owning approximately 30% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were received on or after January 1, 2010 and on or before September 30, 2010, a portion of the escrow shares would be released to the former Neuromed stockholders and a portion would be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 40% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were received on or after October 1, 2010 and on or before December 31, 2010, a portion of the escrow shares would be released to the former Neuromed stockholders and a portion would be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 60% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were not received on or before December 31, 2010, all of the remaining escrow shares would be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 70% of the then outstanding shares of common stock of the combined company.

The FDA approved Exalgo on March 1, 2010. As a result, 37,883,123 Escrow Shares were released to former Neuromed stockholders, and 726,045 shares of common stock were issued upon the vesting of restricted stock units issued under the Neuromed stock equity incentive plan.

Valuation of Consideration Transferred

The consideration transferred to effect the acquisition of Neuromed (in thousands).

Fair value of CombinatoRx shares issued in the merger	$15,883
Estimated fair value of contingent consideration	24,832

Total consideration transferred	$40,715

The value of the shares issued in the merger was based upon the closing price of our common stock of $1.07 on December 21, 2009, the date of the closing of the merger with Neuromed.

Allocation of Assets and Liabilities Acquired

The merger with Neuromed has been accounted for as a business combination using the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date of December 21, 2009. The fair values of identifiable intangible assets were based on valuations using the income approach based on estimates provided by management. The excess value of the fair value of the tangible assets, identifiable intangible assets and assumed liabilities over the consideration transferred represents a bargain purchase and was recorded as a gain of $9.8 million on the statement of operations for the year ended December 31, 2009. The allocation of the purchase price is based upon a valuation of certain assets and liabilities acquired. The purchase price allocation was as follows (in thousands):

Cash and equivalents	$6,156
Short-term investments	10
Accounts receivable	3,799
Prepaid expense and other current assets	1,434
Property and equipment	1,622
Intangible assets	45,943

Total assets acquired	58,964

Accounts payable	2,734
Accrued expenses	5,706

Total liabilities assumed	8,440

Total net assets acquired	50,524
Purchase price	40,715

Gain on bargain purchase	$9,809

The above estimated fair values of assets acquired and liabilities are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities. However if additional information becomes available that would have impacted our estimates of the fair value of the assets acquired and the liabilities assumed, we may make adjustments if the results would cause the fair values to be significantly different. We expect to finalize the purchase price allocation no later than one-year from the acquisition date.

The estimated the fair value of $45.9 million related to the commercial rights to Exalgo that were sold to Mallinckrodt Inc. will be amortized over an estimated useful life of five years, representing the estimated remaining patent life of Exalgo.

Additionally, we issued certain restricted stock units for 1,077,976 shares of common stock to certain Neuromed employees and directors with vesting contingent on the timing of the FDA approval of Exalgo and the continued employment or board membership of the recipients. These awards, which had an estimated value of $1.07 per share, the value of our common stock on the grant date of December 21, 2009, will be accounted for as stock-based compensation expense over their associated vesting periods.

Discontinued Operations

On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration.

In connection with the divestiture, we entered into a termination agreement with CombinatoRx Singapore and BioMedical Sciences, pursuant to which the parties agreed to terminate all of the prior agreements among us,

CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences and are no longer convertible into shares of our common stock.

We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we have agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. The results of operations and the assets and the liabilities related to the divestiture of our Singapore subsidiary in June 2009 have been accounted for as discontinued operations. We recorded a $15.6 gain on the divestiture of CombinatoRx Singapore in June 2009. The gain was calculated as the difference between the consideration received and the carrying value of the noncontrolling equity interest and the carrying value of the assets and liabilities of CombinatoRx Singapore. Accordingly, the results of operations from prior periods have been reclassified to discontinued operations as a result of the divestiture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Climate Change

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Based upon our existing and currently expected future operations, we do not believe that climate change itself, or any current or future legislation aimed at preventing its advance, will have a significant effect on our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Annual Report on Form 10-K and is contained on pages F-2 through F-42.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Neuromed’s Canadian and Barbados subsidiaries were excluded from this assessment at December 31, 2009, as we are in process of integrating controls and procedures due to the Neuromed merger closing on December 21, 2009. Neuromed is included in the 2009 consolidated financial statements of CombinatoRx and constituted $57.5 million and $12.9 million of total and net assets, respectively, as of December 31, 2009 and $0.5 million of net income for the year then ended. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)	Changes in Internal Control

There has been no change to the company’s internal control over financial reporting during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Information concerning our directors and executive officers will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the captions “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Act of 1934 will appear in the company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the captions “The Audit Committee” and “Audit Committee Financial Experts.” Such information is incorporated herein by reference.

Information concerning our Code of Ethics and Conduct will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Code of Ethics and Conduct.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information in response to this item will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the captions “Executive Compensation,” “Director Compensation,” and “Report of the Compensation Committee on Executive Compensation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in the company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

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

COMBINATORX, INCORPORATED

By:	/s/ MARK CORRIGAN
Mark Corrigan
President and Chief Executive Officer

Date: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK CORRIGAN Mark Corrigan	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/s/ JUSTIN A. RENZ Justin A. Renz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010

/s/ SALLY CRAWFORD Sally Crawford	Director	March 26, 2010

/s/ TODD FOLEY Todd Foley	Director	March 26, 2010

/s/ CHRISTOPHER GALLEN Christopher Gallen	Director	March 26, 2010

/s/ FRANK HAYDU Frank Haydu	Director	March 26, 2010

/s/ WILLIAM HUNTER William Hunter	Director	March 26, 2010

/s/ MICHAEL KAUFFMAN Michael Kauffman	Director	March 26, 2010

/s/ W. JAMES O’SHEA W. James O’Shea	Director	March 26, 2010

/s/ HARTLEY RICHARDSON Hartley Richardson	Director	March 26, 2010

CombinatoRx, Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CombinatoRx, Incorporated

We have audited the accompanying consolidated balance sheets of CombinatoRx, Incorporated (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CombinatoRx, Incorporated at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 26, 2010

CombinatoRx, Incorporated

Consolidated Balance Sheets

(in thousands except per share data)

	December 31,
	2009	2008 As Adjusted
Assets
Current assets:
Cash and cash equivalents	$8,779	$3,039
Restricted cash	750	1,250
Short-term investments	14,551	36,614
Accounts receivable	2,927	438
Prepaid expenses and other current assets	5,415	1,001
Current assets of discontinued operations	—	7,837

Total current assets	32,422	50,179
Property and equipment, net	8,380	12,400
Property and equipment of discontinued operations, net	—	995
Intangible asset, net	45,423	—
Restricted cash and other assets	1,927	2,923

Total assets	$88,152	$66,497

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,269	$2,842
Accrued expenses	5,495	4,067
Accrued restructuring	1,274	1,902
Deferred revenue	2,750	5,384
Current portion of lease incentive obligation	284	575
Current liabilities of discontinued operations	—	19,822

Total current liabilities	14,072	34,592

Deferred revenue, net of current portion	2,667	6,325
Deferred rent, net of current portion	775	1,680
Lease incentive obligation, net of current portion	1,726	4,074
Accrued restructuring, net of current portion	—	968
Other long-term liabilities	3,235	—
Contingent consideration	12,764	—
Liabilities of discontinued operations	—	66
Commitments (Note 15)

Non-controlling interest in discontinued operation	—	2,917

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 117,828 and 35,090 shares issued and outstanding at December 31, 2009 and 2008, respectively	118	35
Additional paid-in capital	272,405	267,238
Accumulated other comprehensive (loss) income	(2)	73
Accumulated deficit	(219,608)	(251,471)

Stockholders’ equity	52,913	15,875

Total liabilities and stockholders’ equity	$88,152	$66,497

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Revenue:
Collaborations	$16,320	$11,462	$11,728
Government contracts and grants	953	842	2,069

Total revenue	17,273	12,304	13,797

Operating expenses:
Research and development	21,244	55,296	51,412
General and administrative	17,081	14,469	16,879
Restructuring	2,736	4,637	—
Amortization of intangible asset	520	—	—
Gain on legal settlement	(3,700)	—	—

Total operating expenses	37,881	74,402	68,291

Loss from operations	(20,608)	(62,098)	(54,494)
Interest income	257	2,264	5,029
Interest expense	(28)	(651)	(734)
Loss on early extinguishment of debt	—	(195)	—
Gain on revaluation of contingent consideration	12,068	—	—
Gain on bargain purchase	9,809	—	—
Other expense	(281)	(4)	—

Net income (loss) before provision for income taxes	1,217	(60,684)	(50,199)
Benefit (provision) for income taxes	67	108	(46)

Net income (loss) from continuing operations	1,284	(60,576)	(50,245)

Discontinued operations:
Loss from operations of discontinued subsidiary	(1,536)	(4,557)	(3,098)
Gain on disposal of discontinued operations	15,640	—	—

Gain (loss) on discontinued operations	14,104	(4,557)	(3,098)

Net income (loss)	$15,388	$(65,133)	$(53,343)

Net income (loss) per share—basic and diluted:
From continuing operations	$0.03	$(1.74)	$(1.68)
From discontinued operations	0.38	(0.13)	(0.10)

Net income (loss) per share—basic and diluted	$0.41	$(1.87)	$(1.78)

Weighted average number of common shares used in net income (loss) per share calculation:
Basic	37,338,042	34,848,701	30,025,830

Diluted	37,491,237	34,848,701	30,025,830

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2006	28,828,030	$29	$219,730	$39	$(132,748)	$87,050
Net loss	—	—	—		(53,343)	(53,343)
Unrealized gain on investments	—	—	—	187	—	187

Comprehensive loss	—	—	—	—	—	(53,156)

Exercise of stock options	420,390	—	519	—	—	519
Cancellation of restricted stock	(26,250)	—	—	—	—	—
Issuance of common stock in connection with public offering, net of issuance costs of $1,961	5,600,000	6	33,033	—	—	33,039
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(122)	(122)
Stock-based compensation expense	—	—	7,730	—	—	7,730
Stock-based compensation expense related to non-employees	—	—	175	—	—	175

Balance at December 31, 2007	34,822,170	35	261,187	226	(186,213)	75,235
Net loss	—	—	—	—	(65,133)	(65,133)
Unrealized loss on investments	—	—	—	(153)	—	(153)

Comprehensive loss	—	—	—	—	—	(65,286)

Exercise of stock options	264,706	—	273	—	—	273
Issuance of restricted stock to employees	45,000	—	—	—	—	—
Cancellation of restricted stock	(42,039)	—	(131)	—	—	(131)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(125)	(125)
Stock-based compensation expense	—	—	5,872	—	—	5,872
Stock-based compensation expense related to non-employees	—	—	37	—	—	37

Balance at December 31, 2008	35,089,837	$35	$267,238	$73	$(251,471)	$15,875

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2008	35,089,837	$35	$267,238	$73	$(251,471)	$15,875
Net income	—	—	—	—	15,388	15,388
Unrealized loss on investments	—	—	—	(75)	—	(75)

Comprehensive income	—	—	—	—	—	15,313

Exercise of stock options	11,857	—	2	—	—	2
Cancellation of restricted stock	(37,813)	—	—	—	—	—
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(53)	(53)
Stock-based compensation expense	—	—	5,891	—	—	5,891
Stock-based compensation expense related to non-employees	—	—	2	—	—	2
Singapore divestiture	—	—	(16,528)	—	16,528
Issuance of shares of common stock in connection with Neuromed merger	14,937,591	15	15,868	—	—	15,883
Issuance of shares into escrow in connection with Neuromed merger	67,826,875	68	(68)	—	—	—

Balance at December 31, 2009	117,828,347	$118	$272,405	$(2)	$(219,608)	$52,913

See accompanying notes.

CombinatoRx, Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Operating activities
Net income (loss)	$15,388	$(65,133)	$(53,343)
Less: Net loss from discontinued operations	(1,536)	(4,557)	(3,098)
Gain on disposal of subsidiary	15,640	—	—

Income (loss) from continuing operations	1,284	(60,576)	(50,245)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	5,601	3,212	2,773
Noncash restructuring charge and benefit	(977)	289	—
Noncash interest expense	28	64	196
Noncash rent expense	(490)	(643)	(649)
Stock-based compensation expense	3,909	5,692	7,667
Gain on bargain purchases	(9,809)	—	—
Gain on revaluation of contingent consideration	(12,068)	—	—
Loss on sale of fixed assets	355	—	—
Foreign exchange loss	34	—	—
Decrease in deferred rent	(78)	(81)	(50)
Changes in assets and liabilities:
Decrease in accounts receivable	1,309	519	104
Decrease (increase) in prepaid expenses and other assets	(2,967)	1,286	(1,833)
(Decrease) increase in accounts payable	(1,308)	957	(2,603)
(Decrease) increase in accrued restructuring	(1,596)	2,870	—
(Decrease) increase in accrued expenses and other long-term liabilities	(841)	(162)	919
Decrease in deferred revenue	(6,292)	(5,549)	(140)
Proceeds from landlord under tenant improvements	—	—	2,900

Net cash used in operating activities from continuing operations	(23,906)	(52,122)	(40,961)
Net cash used in operating activities from discontinued operations	(1,088)	(3,486)	(2,288)

Net cash used in operating activities	(24,994)	(55,608)	(43,249)

Investing activities
Cash acquired in connection with Neuromed merger	6,156	—	—
Purchases of property and equipment	(613)	(2,283)	(6,091)
Proceeds from sale of property and equipment	588	—	—
Loss on sale of equity interest in subsidiary	(6,240)	—	—
Purchases of short-term investments	(89,288)	(275,532)	(543,199)
Sales and maturities of short-term investments	111,286	335,764	554,282
Decrease (increase) in restricted cash	1,500	—	(50)

Net cash provided by investing activities from continuing operations	23,389	57,949	4,942
Net cash used in investing activities from discontinued operations	(16)	(144)	(476)

Net cash provided by investing activities	23,373	57,805	4,466

CombinatoRx, Incorporated

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2009		2008 As Adjusted	2007 As Adjusted

Financing activities
Proceeds from issuance of common stock		—	—	33,039
Proceeds from exercise of stock options		2	273	519
Repurchases of common stock		—	(131)	—
Proceeds from notes payable		—	—	5,235
Repayment of notes payable		—	(7,258)	(2,406)

Net cash provided by (used in) by financing activities from continuing operations		2	(7,116)	36,387
Net cash provided by financing activities from discontinued operations		—	3,714	4,787

Net cash provided by (used in) by financing activities		2	(3,402)	41,174

Effect of exchange rate changes on cash and cash equivalents		18	—	—

Net (decrease) increase in cash and cash equivalents		(1,601)	(1,205)	2,391
Cash and cash equivalents at beginning of the period(1)		10,380	11,585	9,194

Cash and cash equivalents at end of the period(1)		$8,779	$10,380	$11,585

Supplemental disclosure of cash flow information
Cash paid for interest		$—	$705	$642

Cash paid for income taxes		$—	$20	$98

Supplemental disclosure of noncash investing and financing activities
Consideration transferred in merger with Neuromed		$40,715	$—	$—

Lease incentive obligation	$		$—	$415

(1)	Cash and cash equivalents as of December 31, 2007 and 2008 includes cash and cash equivalents of the Company’s Singapore subsidiary of $8,558 and $7,341, respectively.

See accompanying notes.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Nature of the Business

CombinatoRx, Incorporated and its subsidiaries (the “Company”) was formed as a Delaware corporation on March 28, 2000. The Company is a biopharmaceutical company developing novel drug candidates with a focus on the treatment of pain and inflammation. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technology and the research and development of its drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for its technology and product candidates.

The Company is subject to risks common to companies in the life science industry. All of its current product candidates are in preclinical or clinical development. If it does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability.

The Company has a limited operating history and has incurred losses from operations since inception, resulting in an accumulated deficit of $219,608 at December 31, 2009. The Company may seek additional funding through public or private equity or debt financings and collaboration agreements. Additional funding, if needed, may not be available to the Company on acceptable terms or at all. Any additional equity financing would be dilutive to existing stockholders, and any debt financing, if available, may involve restrictive covenants that could adversely impact how the Company conducts its business. If the Company is unable to obtain funding on a timely basis, it may be required to significantly curtail its business or one or more of its research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of its technologies or product candidates which the Company would otherwise develop and pursue on its own.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

On December 21, 2009, the Company merged with Neuromed Pharmaceuticals, Inc. and its subsidiaries (“Neuromed”) (See Note 3.) The Merger was accounted for under the acquisition method, and accordingly, the results of operations of Neuromed have been included in the consolidated results of operations since the merger date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated all events and transactions through March 26, 2010, the date it issued these financial statements. During this period the Company did not have any material recognizable subsequent events. However, the Company did have two non-recognizable subsequent events that are disclosed in Note 19.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the United States dollar. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net losses of $33 were recorded in other expense in 2009.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes net income (loss) and unrealized loss on investments for all periods presented.

The Company’s total comprehensive income (loss) consists of the following:

	Year Ended December 31,
	2009	2008 As Adjusted
Net income (loss)	$15,388	$(65,133)
Other comprehensive loss:
Unrealized loss on investments	(75)	(153)

Comprehensive income (loss)	$15,313	$(65,286)

Revenue Recognition

Collaborations

The Company has entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas. The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the FDA or other regulatory agency.

The Company evaluates the arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. The consideration received is allocated among separate elements based on their respective fair values. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees or other amounts received in advance of performance obligations, or in cases where the Company has a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to be substantive and represent the combination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as services are performed. Royalty revenue will be recognized based upon net sales of licensed products as provided by the license and is recognized in the period the sales occur. The periods revenue should be recognized, are subject to estimates by management and may change over the course of the collaborative agreement.

Government Contracts and Grants

Revenue under government grants or cost reimbursement contracts is recognized as the Company performs the underlying research and development activities.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Short-term investments consist of Treasury money market funds and U.S. treasuries. The Company maintains its cash, cash equivalents and marketable securities at high-quality financial institutions. The Company limits the amount of investment in any one type of investment, thereby reducing credit risk concentrations. The Company does not believe there is significant concentration of credit risk related to accounts receivable since its customers are large well-capitalized pharmaceutical companies, foundations or government agencies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents, except for those funds managed by the Company’s investment manager, which are classified as short-term investments. Cash equivalents consist primarily of money market instruments.

Fair Value Disclosure

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

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

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2009 and 2008:

	Fair Value Measurement as of December 31, 2009			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$8,781	$5,770	$—	$14,551

Liabilities:
Contingent consideration	$—	$—	$12,764	$12,764

	Fair Value Measurement as of December 31, 2008			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$19,585	$17,029	$—	$36,614

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

The liability for contingent consideration is valued using management’s estimates of the number of shares that would be released to the former Neuromed shareholders upon the outcome and related timing of FDA approval of Exalgo. The valuation is dependent on the Company’s stock price and an assessment of the final number of Escrow Shares that will be issued to former Neuromed stockholders. As such, this valuation was determined to be a Level 3 valuation as the primary inputs are unobservable. (See Note 3.)

The following table provides a roll forward of the fair value of the contingent consideration, where fair value is determined by Level 3 inputs:

Balance at January 1, 2009	$—
Additions	24,832
Change in fair value	(12,068)

Balance at December 31, 2009	$12,764

As discussed in Note 3, on December 21, 2009, the Company acquired intangible assets as a result of the merger with Neuromed. The estimated fair value of these long-lived assets was measured using Level 3 inputs.

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at December 31, 2009 and 2008 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009—
Government agency securities	$7,845	$—	$(2)	$7,843
Treasury money market funds	6,708	—	—	6,708

	$14,553	$—	$(2)	$14,551

December 31, 2008—
Corporate debt securities	$7,695	$57	$—	$7,752
Government agency securities	9,261	16	—	9,277
U.S. treasuries	2,510	—	—	2,510
Treasury money market funds	17,075	—	—	17,075

	$36,541	$73	$—	$36,614

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at December 31, 2009 and 2008, by contractual maturity, were as follows:

	December 31, 2009		December 31, 2008
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$7,845	$7,843	$19,466	$19,539

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts payable, accrued expenses and liabilities of discontinued operations, approximate their fair values due to their short maturities.

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

Discontinued Operations

On June 2, 2009, the Company divested its 51% equity ownership interest in CombinatoRx Singapore, by selling its 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration.

In connection with the divestiture, the Company entered into a termination agreement with CombinatoRx Singapore and BioMedical, pursuant to which the parties agreed to terminate all of the prior agreements among the Company, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx

Singapore is no longer affiliated with the Company, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences and are no longer convertible into shares of its common stock.

The Company also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, the Company has agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. The results of operations and the assets and the liabilities related to the divestiture of the Company’s Singapore subsidiary in June 2009 have been accounted for as discontinued operations. The Company recorded a $15,640 gain on the divestiture of CombinatoRx Singapore in June 2009. The gain was calculated as the difference between (1) the consideration received and the carrying value of the noncontrolling equity interest and (2) the carrying value of the assets and liabilities of CombinatoRx Singapore. Accordingly, the results of operations from prior periods have been reclassified to discontinued operations as a result of the divestiture.

Business Combinations

The Company assigns the value of the consideration transferred to acquire or merge with a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred. Consideration transferred is measured on the date of the transaction. The consideration transferred in excess of the fair value of the assets acquired less the fair value of the liabilities assumed, if any, is recorded as goodwill on the Company’s balance sheet. In the event the fair value of the assets acquired less the fair value of the liabilities assumed exceeds the value of the consideration transferred, a bargain purchase would be deemed to have occurred and a gain would be recorded on the Company’s statement of operations.

Impairment of Intangibles and Long-Lived Assets

The Company continually monitors whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible assets or long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The carrying value for intangible and long-lived assets with finite lives is reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the assets. As of December 31, 2009 and 2008, the Company concluded that none of the Company’s long-lived assets that were held and used were impaired.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to develop internal use software. Capitalized software development costs are included in property and equipment and are depreciated over estimated useful lives (five years) when development is complete. The net book value of the Company’s capitalized software was $170 and $194 at December 31, 2009 and 2008, respectively.

Accounting for Stock-Based Compensation

The Company recognizes, as expense, the estimated fair value of all share-based payments to employees. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on a quarterly basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not impacted the financial results of the Company. In the event the Company would receive an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

Net Income (Loss) per Share

Net income (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common shares and Escrow Shares issued in connection with the Neuromed merger. (See Note 3.) The Escrow Shares contain participation rights in any dividend paid by the Company while the shares are held in escrow. Net income available to common shareholders and participating Escrow Shares is allocated to each share equally as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is calculated using the treasury stock method for all outstanding warrants, stock options, restricted stock awards and restricted stock units.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While the Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations, this standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

In October 2009, FASB updated its guidance on software revenue recognition rules. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance. This update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This update provides additional guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of the software revenue guidance. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. This update must be adopted in the same period using the same transition method as indicated above in the update to revenue arrangements with multiple deliverables. The Company is in the process of evaluating the impact the adoption of this pronouncement will have on the consolidated financial statements.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In April 2009, the FASB issued a new accounting standard providing guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies previous accounting standards to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. See Note 3 for disclosure on the impact of the implementation of this guidance on the Company’s accounting for the Neuromed merger.

Effective January 1, 2009, the Company adopted a newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The standard also amended accounting for uncertainty in income taxes. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under this guidance, will be recognized in current period income tax expense. See Note 3 for disclosure on the impact of the implementation of this guidance on the Company’s accounting for the Neuromed merger.

Effective January 1, 2009, the Company adopted new GAAP guidance related to noncontrolling interests in consolidated financial statements. This new guidance established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. It also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The noncontrolling interest in the Company’s Singapore subsidiary represents preferred stock that was redeemable at the option of the holder and is classified in the “mezzanine” section between liabilities and stockholders’ equity on the balance sheet at December 31, 2008. Additionally, the Company did not attribute losses of the subsidiary to the noncontrolling interest since the preferred stock is equal to its liquidation preference. As such, the Company concluded that the adoption of this new guidance did not have a material impact on the consolidated financial statements and therefore no additional disclosures were required. The Company divested its ownership interest in the Singapore subsidiary in June 2009. (See Note 4.)

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

During the year ended December 31, 2009, the Company adopted new GAAP guidance related to recognition and presentation of other-than-temporary impairments. The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, the Company considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. For the year ended December 31, 2009 the Company determined that no securities were other-than-temporarily impaired.

3.	Merger with Neuromed Pharmaceuticals, Inc.

On December 21, 2009, the Company completed the merger with Neuromed. Under the terms of the merger agreement and a related escrow agreement (the “Escrow Agreement”), at closing the Company issued 14,937,654 new shares of its common stock (the “Firm Shares”) to Neuromed stockholders and placed 67,826,875 new shares in escrow for the benefit of Neuromed stockholders (the “Escrow Shares”). Of the Escrow Shares subject to the Escrow Agreement, an aggregate of 19,916,872 shares (the “Holdback Shares”) were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo and an aggregate of 47,910,003 shares (the “Milestone Shares”) were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo. Former Neuromed stockholders had voting and other ownership rights with respect to the Holdback Shares but no voting rights with respect to the Milestone Shares. As a result, at the closing of the merger with Neuromed, current CombinatoRx stockholders effectively retained approximately 50% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger, former Neuromed stockholders effectively own or control approximately 48.5% of the outstanding voting shares of common stock of CombinatoRx immediately after the merger (a portion of which was subject to the terms of the Escrow Agreement), and certain Neuromed directors, officers and other employees effectively held approximately 1.5% of the outstanding shares of common stock of CombinatoRx immediately after the merger in the form of shares underlying restricted stock unit awards granted under the Neuromed special equity incentive plan. The release of the Escrow Shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, was based upon the timing of the FDA’s approval of Exalgo and, subject to the terms and conditions of the Escrow Agreement:

•

If FDA approval of Exalgo were received on or before December 31, 2009, all of the Escrow Shares would be released to the former Neuromed stockholders, resulting in the pre-merger CombinatoRx stockholders owning approximately 30% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were received on or after January 1, 2010 and on or before September 30, 2010, a portion of the Escrow Shares would be released to the former Neuromed stockholders and a portion would be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 40% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were received on or after October 1, 2010 and on or before December 31, 2010, a portion of the Escrow Shares would be released to the former Neuromed stockholders and a portion would be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 60% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were not received on or before December 31, 2010, all of the remaining Escrow Shares would be cancelled, resulting in the pre-merger CombinatoRx stockholders owning approximately 70% of the then outstanding shares of common stock of the combined company.

The FDA approved Exalgo on March 1, 2010. As a result, 37,883,123 escrow shares were released to former Neuromed stockholders, and 726,045 shares of common stock were issued upon the vesting of restricted stock units issued under the Neuromed stock equity incentive plan. (See Note 19.)

The Company evaluated the considerations in ASC sections 805 Business Combinations and 810 Consolidations and concluded that it was the accounting acquirer in the merger. As such, it recorded the assets acquired and liabilities assumed from Neuromed at their estimated fair values as of the acquisition date of December 21, 2009.

Valuation of Consideration Transferred

The consideration transferred to effect the acquisition of Neuromed consisted of the following:

Fair value of CombinatoRx shares issued in the merger	$15,883
Estimated fair value of contingent consideration	24,832

Total consideration transferred	$40,715

The value of the shares issued in the merger is based upon the closing price of the Company’s common stock of $1.07 on December 21, 2009, the date of the closing of the merger with Neuromed.

The fair value of contingent consideration was determined based upon a probability-weighted estimate of the incremental number of shares of the Company’s common stock to be issued to former Neuromed stockholders at the stock price on the date the merger closed. The probability-weighted estimate reflects the Company’s assessment of the likelihood that Exalgo would be approved by the FDA during each of the four time periods included in the merger agreement and the corresponding pre-determined amount of Escrow Shares that would be released to the former Neuromed stockholders as a result thereof. The probabilities assigned to each Exalgo FDA approval outcome ranged from 10% to 40% and were determined based upon a review of four other product candidates for the treatment of pain that were in or had recently completed the FDA review process that were not yet approved or had long approval delays. The overall probability weighted estimated outcome of the Exalgo approval scenarios on December 21, 2009 resulted in the Neuromed stockholders and pre-merger CombinatoRx stockholders owning 47.5% and 52.5%, respectively, of the combined company. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The Company has classified the fair value of contingent consideration of $12,764 as a long-term liability in the consolidated balance sheet and has reassessed the fair value of the contingent consideration at December 31, 2009. In connection therewith, the Company recorded a gain of $12,068 primarily as a result of the FDA approval of Exalgo not occurring before January 1, 2010 impacting the Company’s assessment of the amount of shares expected to be released from escrow and a decrease in the Company’s stock price from the date of merger closing through December 31, 2009. On March 1, 2010, the United States Food and Drug Administration (“FDA”) approved the New Drug Application for Exalgo, and the contingency was resolved. (See Note 19.)

Allocation of Assets and Liabilities Acquired

In accordance with accounting standards, any excess of fair value of acquired net assets over the consideration transferred in the acquisition results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $9,809.

The bargain purchase was primarily a result of the contingent consideration being valued using probability weighted assumptions to estimate the number of shares that would ultimately be released to the Neuromed shareholders at the stock price at the merger closing. The actual value of the consideration ultimately received by the Neuromed shareholders is dependent on the amount of shares released and the closing price of the Company’s common stock on the date the shares are released from escrow.

The allocation of the purchase price is based upon a valuation of certain assets and liabilities acquired. The purchase price allocation was as follows (in thousands):

Cash and equivalents	$6,156
Short-term investments	10
Accounts receivable	3,799
Prepaid expense and other current assets	1,434
Property and equipment	1,622
Intangible assets	45,943

Total assets acquired	58,964

Accounts payable	2,734
Accrued expenses	5,706

Total liabilities assumed	8,440

Total net assets acquired	50,524

Total consideration transferred	40,715

Gain on bargain purchase	$9,809

The above estimated fair values of assets acquired and liabilities are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities. However if additional information becomes available that would have impacted the estimates of the fair value of the assets acquired and the liabilities assumed, the Company may make adjustments if the results would cause the fair values to be significantly different. The Company expects to finalize the purchase price allocation no later than one-year from the acquisition date.

The estimated fair value of $45,943 of the intangible asset relates to projected future cash flows associated with the commercial rights to Exalgo that were sold to Covidien in June 2009. The intangible asset will be amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years, representing the estimated remaining patent life of Exalgo. The Company recorded amortization expense of $520 for the year ended December 31, 2009.

The Company estimates that the remaining amortization for the intangible asset will be as follows:

2010	$18,736
2011	5,140
2012	8,505
2013	8,588
2014	4,454

Total	$45,423

General and administrative expense, for the year ended December 31, 2009, includes $5,186 of direct costs related to the merger.

Additionally, the Company issued restricted stock units for 1,077,976 shares of common stock to certain Neuromed employees and directors with a portion of the vesting contingent on the timing of the FDA approval of Exalgo and the continued employment or board membership of the recipients. The fair value of these awards, which had an estimated value of $1.07 per share, will be accounted for as stock-based compensation expense based on the condition that is probable to be achieved.

The following unaudited, pro forma information assumes the Neuromed merger occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Year-Ended December 31, 2009 (unaudited)	Year-Ended December 31, 2008 (unaudited)
Revenue	$22,093	$23,981

Loss from continuing operations	$(36,322)	$(112,508)

Basic and diluted net loss from continuing operations per share	$(0.70)	$(2.26)

4.	Discontinued Operations

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

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

Cash and equivalents	$7,341
Accounts receivable	418
Prepaid expense and other current assets	78
Property and equipment of discontinued operations, net	995

Total assets of discontinued operations	8,832

Accounts payable	116
Accrued expenses	417
Deferred revenue	165
Convertible notes payable of subsidiary	19,189
Deferred rent	1

Total liabilities of discontinued operations	$19,888

The Company recorded a $15,640 gain on the divestiture of CombinatoRx Singapore in June 2009. The gain was calculated as the difference between the consideration received and the carrying value of the noncontrolling equity interest and the carrying value of the assets and liabilities of CombinatoRx Singapore.

The results of operations and the assets and the liabilities related to the divestiture of the Company’s Singapore subsidiary in June 2009 have been accounted for as discontinued operations. Accordingly, the accompanying consolidated financial statements and notes have been retrospectively adjusted to reclassify discontinued operations for all periods presented.

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	December 31,
		2009	2008 As Adjusted
Leasehold improvements	Lesser of useful life or life of lease	$4,783	$8,376
Laboratory equipment	5	7,166	9,177
Computer equipment	3	1,072	2,400
Construction in progress	—	527	666
Capitalized software	5	815	759
Furniture and fixtures	3	409	766

		14,772	22,144
Less: accumulated depreciation		(6,392)	(9,744)

		$8,380	$12,400

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $5,081, $3,212, and $2,773, respectively.

6.	Restructuring

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

On July 1, 2009, in connection with the entry into the merger agreement on June 30, 2009 with Neuromed (as discussed in Note 3), the Company’s Board of Directors committed to a restructuring plan that resulted in a workforce reduction of 20 employees, or approximately 36% of the Company’s workforce. The restructuring was a result of a continued strategic realignment of the Company to focus its efforts on its funded drug discovery and on conserving capital in connection with the Neuromed merger.

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

Costs associated with the restructuring are included in operating expenses in the 2009 statement of operations and in current liabilities on the balance sheet at December 31, 2009. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2008	Charges	Change in Estimate	Non-Cash Items	Payments	Balance at December 31, 2009
Termination benefits	$1,503	$4,981	$—	$(1,826)	$(4,384)	$274
Facilities	1,367	(1,803)	(442)	2,803	(925)	1,000

Total	$2,870	$3,178	$(442)	$977	$(5,309)	$1,274

As discussed in Note 15, the Company expects to make payments on the facility component of accrued restructuring through July 1, 2010.

7.	Notes Payable

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

In December 2008, CombinatoRx Singapore prepaid the outstanding balance on the Singapore line of credit with GE Capital Services Pte. Ltd. (“GE Capital”) for $941, which included $59 in prepayment expenses. In connection with the prepayment, the parties agreed to terminate the letter agreements dated as of November 20, 2006, February 14, 2007 and November 23, 2007, between CombinatoRx Singapore and GE Capital and the related debentures dated February 14, 2007 and November 27, 2007 granted by the Subsidiary to GE Capital. Borrowings had been secured by fixed charge security interests on substantially all of the Subsidiary’s tangible assets, and all such fixed charge security interests have been released in connection with the termination of the Credit Documents. In addition, the Corporate Guaranty provided by the Company to GE Capital in connection with the Credit Documents was also terminated as of December 30, 2008. The activity under the Singapore line of credit agreement has been classified as liabilities of discontinued operations and loss from operations of discontinued subsidiary in the consolidated financial statement as of December 31, 2008 and for the years ended December 31, 2008 and 2007.

In connection with the 2004 GE Agreement and Amended 2004 GE Agreement, GECC received warrants to purchase a total of 9,363 shares of common stock, with an exercise price of $6.75 per share of common stock. The warrants have a term of ten years. The Company recorded the fair value of the warrants of $80 as a discount to the note payable to GECC. The discount was amortized to interest expense over the three-year period that the note to GECC was outstanding.

These warrants previously issued to GECC remain issued and outstanding after the termination of the Credit Documents. The Company has reserved 9,363 shares of common stock for the exercise of warrants issued in connection with the 2004 GE Agreement and the Amended 2004 GE Agreement. These shares are included in the total shares of common stock reserved for the exercise of stock options and warrants at December 31, 2009, as discussed in Note 9.

8.	Research and Development Agreements

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt, a subsidiary of Covidien (“Covidien”), to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15.0 million. The Company received a milestone payment of $40 million following FDA approval of Exalgo in March 2010 and is eligible for tiered royalties on Covidien’s net sales of Exalgo. Covidien will continue to pay these royalties on net sales for as long as it is selling Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024.

Neuromed also entered into a development and transition services agreement with Covidien, pursuant to which the Company will perform certain clinical development and regulatory activities relating to the FDA approval of Exalgo. These activities are at Covidien’s cost and expense, capped at $16.0 million.

Novartis

In May 2009, CombinatoRx entered into a research collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), focused on the discovery of novel anti-cancer combinations. Through the collaboration, the Company will use its proprietary cHTS platform to screen a unique library of molecules, including Novartis compounds, in multiple cell lines representing a broad spectrum of cancers to potentially discover novel single agent and combination therapies to treat various cancers.

Under the terms of the collaboration agreement, the Company received an initial payment of $4.0 million and will receive annual research support payments of up to $3.0 million, plus certain expenses. In addition, the collaboration agreement may provide the Company with up to $58 million for each combination product candidate advanced by Novartis upon achievement of certain clinical, regulatory and commercial milestones. The research program has an initial two-year term that may be extended by Novartis for three additional one-year periods. The Company also entered into a software license agreement with Novartis, where the Company provided Novartis with a non-exclusive license to use its proprietary Chalice™ analyzer software in connection with the collaboration and other Novartis research programs for approximately five years.

The library to be screened under the collaboration will consist of certain Novartis oncology compounds and compounds from the Company’s library of approved drugs and other molecules. Novartis will own and have an exclusive license to intellectual property generated under the collaboration to research, develop and commercialize their approved or active development-stage compounds. The Company will own and have an exclusive license to intellectual property generated under the collaboration to research, develop and commercialize compounds from the Company’s library. Intellectual property generated under the collaboration using certain compounds from the Novartis library will be jointly owned by Novartis and the Company and non-exclusively licensed to allow each party to research, develop and commercialize product candidates. Under the collaboration agreement, Novartis retains an option, exercisable once per year of the research collaboration, to exclusively license a portion of this jointly owned intellectual property if certain conditions are met. Novartis also has a right of first negotiation to exclusively license the intellectual property owned by the Company that was discovered as a part of the collaboration, under terms to be negotiated by the parties at such time.

The collaboration agreement may be terminated by either party after ninety days’ notice upon an unremedied material breach and upon thirty days’ notice in the event of bankruptcy of the other party. Novartis may terminate the collaboration agreement after sixty days’ notice in the event of a change in control or liquidation of us, as defined in the collaboration agreement. Should Novartis exercise its right to terminate the collaboration agreement after a change of control or liquidation of us, the Company will be required to pay Novartis $2.0 million if such termination is effective before May 1, 2010 and $1.0 million if such termination is effective between May 1, 2010 and November 1, 2010. The Company is recognizing the total consideration under the agreement of $10,000 ratably over the five-year software license term. During the year ended December 31, 2009, the Company received cash payments totaling $5,250 and recognized revenue of $1,333 under this agreement.

Angiotech Pharmaceuticals, Inc.

In October 2005, the Company entered into a research and license agreement (the “R&L Agreement”) with Angiotech Pharmaceuticals, Inc. (“Angiotech”), under which the Company granted Angiotech a royalty-bearing license for up to ten compounds to be selected by Angiotech from the Company’s portfolio of clinical and preclinical product candidates or Chalice database, as well as an option to purchase the same rights to an additional five compounds. This license was for Angiotech’s research, development and potential commercialization of the licensed compounds as drug components to be used in Angiotech’s field with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, the Company agreed to use its combination High Throughput Screening technology in a joint research project to screen combinations of compounds that may be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field. The Company received a $27,000 up-front license fee upon execution of the R&L Agreement in 2005. As contemplated by the original agreement, on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years for an additional license execution fee of $7,000. The original three-year research project performance period included a six-month period beyond the 30 months where the Company was required to provide Angiotech with all reasonable assistance required in order to transfer the licensed information to Angiotech. As a result of the extension of the research project, the Company revised its revenue recognition based on this change in estimate from $2,250 recognized per quarter to $1,239 recognized per quarter. In addition, for each compound licensed to Angiotech that is discovered through the research project or through Angiotech’s selection of compounds from the Company’s portfolio of clinical and preclinical product candidates or Chalice database for development, the Company was eligible to receive up to $30,000 in milestone payments if certain development and regulatory approval milestones are met, as well as royalties on any future product sales incorporating the compounds. The Company recognized $11,152, $4,957 and $6,641 of revenue under this agreement in 2009, 2008 and 2007, respectively, which represented 64.6%, 35.1% and 44.5% of total revenue in 2009, 2008 and 2007, respectively. The Company had deferred revenue of $0 and $11,152 at December 31, 2009 and 2008, respectively. In November 2009, the Company and Angiotech agreed to terminate the R&L Agreement. Under the terms of the termination, the Company is not required to refund to Angiotech any funds paid to it under the Agreement and has no significant continuing obligations under the agreement; and therefore, recognized the remaining deferred revenue balance of $7,022.

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

On July 22, 2009, the Company and Fovea amended and restated their Amended and Restated Research and License Agreement, dated as of June 12, 2007 (the “Amended and Restated Agreement—Amended”). Under the Amended and Restated Agreement—Amended, in exchange for Fovea’s development investment, the Company has granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin (FOV-1101), through a Phase 2a proof-of-concept clinical trial for allergic conjunctivitis. For these licensed combinations, the Company has received payments totaling $1,000, and is eligible to receive up to an additional $24,500 in development and regulatory milestone payments for each combination successfully developed by Fovea, an additional $15,000 milestone payment for the approval of a combination in a specified additional indication and in the event these license combinations are licensed by Fovea to a third party, commercialization milestones of up to an additional $25,000. The Company is also eligible to receive royalties for each product commercialized by Fovea in connection with the agreement.

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

Under the Amended Fovea Agreement, the Company may also receive up to approximately $20,000 in development milestone payments for each licensed combination successfully developed and approved by the regulatory authorities in the European Union, United States and Japan. The Company could receive an additional milestone payment of $10,000 for the approval by any regulatory authority of a licensed combination developed to treat a specifically identified indication within the agreement. The Company is also eligible to receive royalties for product(s) commercialized by Fovea. On December 30, 2006, Fovea selected the licensed combination compounds as provided in the Original Fovea Agreement. Beginning January 1, 2007, the Company began to recognize the $750 in previously received non-refundable license execution fees ratably over seven years, which was the Company’s estimate of its period of significant continuing involvement. In connection with the Amended Fovea Agreement, the Company determined that it no longer had any significant continuing involvement in the collaboration from an accounting perspective and as a result recorded the remaining deferred revenue balance of $705 as revenue in June 2007. In June 2009, the Company received and recognized as revenue $250 upon Fovea’s successful filing of an IND with the FDA.

Cystic Fibrosis Foundation Therapeutics

On May 31, 2006, the Company entered into a research, development and commercialization agreement (the “CF Agreement”) with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”). Under the terms of the CF Agreement, the Company was awarded up to $13,825 in research funding and expenses.

During the year ended December 31, 2009, the Company received payments of $1,249 and recognized $1,783 of revenue under the CF Agreement, which represented 10.3% of the total revenue in 2009. During the year ended December 31, 2008, the Company received payments of $3,235 and recognized $3,209 of revenue under the CF Agreement, which represented 22.7% of total revenue in 2008. During the year ended December 31, 2007, the Company received payments of $2,365 and recognized $2,214 of revenue under the CF Agreement, which represented 14.8% of total revenue in 2007. The Company had $0 and $555 of deferred revenue at December 31, 2009 and 2008, respectively, and $0 and $21 of unbilled receivables for this agreement at December 31, 2009 and 2008, respectively. On May 14, 2009, the Company and CFFT mutually agreed to end the cystic fibrosis research program being conducted under the Agreement. The research program ended on August 15, 2009, and the CF Agreement survived as modified by the Company and CFFT on May 14, 2009.

The DMD Foundations

On November 7, 2007, the Company entered into a sponsored research collaboration agreement with an entity formed by Charley’s Fund and the Nash Avery Foundation (the “DMD Foundations”), two nonprofit organizations founded to support Duchenne muscular dystrophy, or DMD research. In October 2008, GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for DMD joined the sponsored research collaboration agreement. Under the agreement, the Company was seeking to identify novel disease-modifying multi-targeted treatments for DMD, the most common childhood form of muscular dystrophy. Under the terms of the agreement, the Company was eligible to receive up to $3,450 in research funding and reimbursement of additional expenses during the term of the DMD research and development project. The research and development collaboration for the DMD Foundations expired on December 31, 2009. The DMD Foundations have exercised their rights to an exclusive, fully-paid and sublicensable license to the intellectual property developed under the collaboration in the field of DMD.

CHDI, Inc.

In August 2005, the Company entered into a research agreement with CHDI, Inc. to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington’s disease. Under the terms of this agreement as amended and restated in February 2007, subject to satisfaction of conditions, the Company could receive up to $6,695 in research funding over a four-year period and was eligible to receive milestone and revenue sharing payments under certain circumstances if a product candidate is commercialized. Joint research and development activities under the research agreement were completed in December 2008, and CombinatoRx has assigned its joint ownership interest in the intellectual property from the research project to CHDI. The Company received payments of $245; $1,439 and $2,148 in 2009, 2008 and 2007, respectively. The Company recorded revenue of $2, $1,154 and $2,067 in 2009, 2008 and 2007, respectively based upon research services performed and costs incurred, which represented less than 1%, 8.2% and 13.8% of total revenue in 2009, 2008 and 2007, respectively.

PGx Health, a Subsidiary of Clinical Data, Inc.

In August 2009, CombinatoRx and PGxHealth, LLC, or PGx, a subsidiary of Clinical Data, Inc., entered into a collaboration agreement relating to the potential development of ATL313, an adenosine A2A receptor agonist compound owned by PGx, as a combination therapy in the cancer field. CombinatoRx has previously discovered that adenosine A2A agonists synergize with existing and emerging standard-of-care drugs for the treatment of multiple myeloma and certain other B-cell malignancies.

Under the terms of the collaboration agreement, CombinatoRx will fund and advance the preclinical and clinical development of ATL313 as a combination therapy in the cancer field. PGx has an exclusive option to enter into a co-development relationship with CombinatoRx relating to ATL313 in the cancer field. PGx may exercise the co-development option by paying CombinatoRx 50% of the costs incurred by CombinatoRx to develop ATL313, and PGx would then equally share the costs of further development of ATL313 in cancer. If PGx does not exercise its co-development option, CombinatoRx may maintain its exclusive license to ATL313 in the cancer field by paying PGx a license fee of $5.0 million. In addition, CombinatoRx would be obligated to pay PGx up to $252.5 million upon the achievement of various clinical and regulatory milestones and upon the achievement of various aggregate net sales milestones for products containing ATL313 in the cancer field. If PGx does not exercise its co-development option, CombinatoRx will pay PGx tiered royalty rates based on annual net sales of products containing ATL313.

CombinatoRx and PGx will jointly own all new intellectual property developed as part of the collaboration. The collaboration agreement will remain in effect until cessation of all commercial sales of products containing ATL313, but may be terminated by either party with 120 days’ prior written notice or upon a material breach of the collaboration agreement by the other party that is not remedied within 60 days.

NIAID

In April 2005, the Company received a grant from the National Institutes of Allergy and Infectious Diseases (“NIAID”) to perform research and preclinical development in the area of bioterror defense. The Company received funding of $384, $595 and $1,312 in 2009, 2008 and 2007, respectively, and recorded $432, $580 and $1,137 of revenue in 2009, 2008 and 2007, respectively, based upon allowable costs incurred during the year.

Revenue recorded under this agreement represented 2.5% and 4.1% of total 2009 and 2008 revenue, respectively. The Company had $63, $14 and $29 of unbilled receivables for this agreement at December 31, 2009, 2008 and 2007, respectively. In April 2007, the Company received an interim indirect cost negotiation agreement (the “interim rate agreement”) from the United States Department of Health and Human Services related to the rates the Company is allowed to charge under its NIAID grant. As a result, during the second quarter of 2007, the Company recorded an incremental $414 in revenue under this grant. The rates provided by this interim agreement are retroactive to January 2005 and extend through June 2008. In November 2008, the Company received notice that the interim rate agreement was final for the duration of this grant award.

USAMRIID

In March 2008, the Company entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola virus infections. Under the agreement, which expires in November 2010, the Company and USAMRIID will undertake a joint research project, and the Company is eligible to receive up to $1,387 in funding. Through December 31, 2009, the Company has received approximately $710 in funding from this agreement and recorded $520 and $262 of revenue in 2009 and 2008, respectively, based upon allowable costs incurred during the year.

SAIC (NINDS)

In August 2005, the Company entered into a subcontract with Science Applications International Corporation (“SAIC”) under which the Company will be the in vitro bioassay screening facility for the Spinal Muscular Atrophy Project established by the National Institute of Neurological Disorders and Stroke (“NINDS”). Under the terms of the agreement, the Company could receive up to $1,917 in research and development funding over a two-year period. The Company received funding of $761 and recorded $885 of revenue in 2007, based upon research services performed and costs incurred. The Company collected the remaining accounts receivable balance in July 2008, which completed this subcontract.

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

9.	Common Stock

On October 10, 2007, the Company entered into a placement agent agreement, relating to the offering, issuance and sale of an aggregate of 5,600,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $6.25 per share to selected institutional investors (the “Direct Offering”). The Direct Offering closed on October 16, 2007, with net proceeds to the Company of $33,039 after deducting all offering expenses and placement agency fees payable by the Company. The Direct Offering was made under the Company’s Registration Statement on Form S-3 (File No. 333-139260) filed with the Commission on December 11, 2006 and declared effective on December 20, 2006 and expired on December 20, 2009.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

On December 21, 2009, the Company issued 14,937,654 shares of common stock to the former shareholders of Neuromed and placed 67,826,875 shares into escrow as consideration for the merger with Neuromed. (See Note 3.). The shares held in escrow will be either be released from escrow or returned to the Company and cancelled based upon the timing of the FDA approval of Exalgo. Because the FDA did not approve Exalgo prior to January 1, 2010, 29,943,752 Escrow Shares were returned to the Company on January 1, 2010 and were subsequently cancelled.

In connection with the formation of the Singapore subsidiary, BioMedical Sciences received a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $11.00 per share, exercisable through August 19, 2010.

The Company has reserved a total of 5,307,641 shares of common stock for the exercise of stock options and warrants at December 31, 2009. In addition to the warrants disclosed in Note 7, the Company has also issued a warrant to purchase 10,019 shares of common stock to Silicon Valley Bank with an exercise price of $7.88 per share and a term that expires on April 25, 2011 and warrants to purchase 51,870 shares of common stock to entities affiliated with Lighthouse Capital Partners with an exercise price of $6.75 per share and a term that expires September 7, 2011.

10.	Stock Compensation Plans

In 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or non-statutory stock options. As of December 31, 2009, there were no options available to grant under the 2000 Plan.

In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan, which was effective upon the Company’s initial public offering on November 9, 2005. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2010 through 2019, inclusive, and will be equal to the least of (i) 4,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. On December 21, 2009, the Compensation Committee of the Board of Directors, in conjunction with the Company’s Annual Meeting, authorized increase of the number shares of common stock reserved for issuance. As of December 21, 2009, 20,000,000 shares of common stock are reserved for issuance under the 2004 Plan. The Compensation Committee of the Board of Directors elected not to increase the number of shares of common stock available for issue under the 2004 Plan for 2010. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and restricted stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. As of December 31, 2009, there were 15,616,057 shares available for future issuance under the plan.

On December 21, 2009, the shareholders approved an exchange program that permitted eligible employees to exchange outstanding options with exercise prices greater than or equal to $1.31 per share, for a lesser number of options with an exercise price equal to the closing price on the day the exchange program closed. On December 21, 2009, the Company granted an aggregate of 941,065 new stock options in exchange for the eligible 1,490,750 stock options surrendered. The exercise price of the new stock options was $1.07, which was the closing price of the Company’s common stock on December 21, 2009. The new stock options were granted under the 2004 Plan. No incremental stock-based compensation expense was recognized for the exchange because the fair value of the new options, using standard employee stock option valuation techniques, approximated the fair value of the surrendered options.

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

A summary of the status of the Company’s stock option plans at December 31, 2009 and changes during the year then ended are presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,954,316	$5.52
Granted	481,000	0.41
Granted under option exchange program	941,065	1.07
Exercised	(11,857)	0.18
Cancelled	(1,765,111)	5.52
Cancelled under option exchange program	(1,490,750)	6.40

Outstanding at December 31, 2009	4,108,663	$3.50	4.15	$119

Vested or expected to vest at December 31, 2009	3,946,613	$3.60	3.98	$98

Exercisable at December 31, 2009	2,866,651	$4.56	2.52	$5

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the year ended December 31, 2009 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. As of December 31, 2009, there was $856 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant date fair value of options for the years ended December 31, 2009, 2008 and 2007 was $0.10, $4.17 and $4.69, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $6, $733 and $2,389, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

In January, May and June of 2007, the Company modified certain stock option and restricted stock grants for two employees and one Board member who received an acceleration of service vesting in connection with their termination agreements or resignation. The Company recorded stock-based compensation expense of $412 at the modification date as no additional service was required.

The Company valued stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of several peer companies to support the assumptions used in its calculations. The Company averaged the volatilities and expected terms of these peer companies with sufficient trading history and similar vesting terms to generate the assumptions detailed above. The Company also began to include its own historical volatility in the expected volatility calculation once it was available and has continued to increase the weight applied to its own historical volatility over time. In 2009, the Company determined it had sufficient trading history as a publicly traded company to utilize the historical volatility of its common stock to calculate an annual volatility. The risk-free interest rates used in the analysis are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change. The Company determined that the reduction in work force that occurred in the fourth quarter of 2008 and continued into 2009 is a one-time occurrence and, therefore, excluded these stock awards for these terminated employees from the forfeiture rate calculation.

During the years ended December 31, 2009, 2008 and 2007, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2009	2008	2007
Volatility factor	108.96%	56.86%	61.17%
Risk-free interest rate	2.69%	2.68%	4.47%
Dividend yield	—%	—%	—%
Expected term (in years)	5.8	5.7	5.8

Restricted Stock

A summary of the status of non-vested restricted stock awards as of December 31, 2009 is as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	103,438	$7.71
Granted	—	—
Vested	(46,875)	9.52
Canceled	(37,813)	7.03

Non-vested at December 31, 2009	18,750	$4.57

As of December 31, 2009, there was $48 of total unrecognized stock-based compensation expense related to non-vested restricted stock awards granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested for the years ended December 31, 2009, 2008 and 2007 was $446, $939 and $550, respectively.

The Company issued performance based Restricted Stock Units (“RSUs”) on December 21, 2009. If the performance measure is not achieved, a portion of the vesting of the RSU grant is time based contingent upon the grantee’s continued employment or board membership with the Company. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Prior to December 21, 2009, the Company had not granted awards of restricted stock units. A summary of the status of non-vested RSUs as of December 31, 2009 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2008	—	$—
Granted	1,077,976	1.07
Vested	—
Cancelled	—

Non-Vested at December 31, 2009	1,077,976	$1.07	2.35	$895

As of December 31, 2009, there was $324 of total unrecognized stock-based compensation expense related to non-vested restricted stock units granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 4.4 years.

Stock Option Grants to Non-Employees

During the year ended December 31, 2009, the Company granted 5,000 stock options to non-employees. Certain stock options vest immediately and others vest over periods of up to four years. The unvested portion of the stock options will be remeasured at each reporting period. Total stock-based compensation expense for non-employee stock option grants for the years ended December 31, 2009, 2008 and 2007 was $2, $37 and $175, respectively.

11.	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company operates in two geographic segments: the United States and Canada. As of December 31, 2009, $6,838 and $1,541 of the Company’s long-lived assets were located in the United States and Canada, respectively.

12.	Income Taxes

The Company recognized a $68 and $115 federal income tax benefit for the years ended December 31, 2009and December 31, 2008, respectively. The federal benefits result from a provision in the Housing Assistance Tax Act of 2008 that allows the Company to claim a refund for a portion of its research and development tax credits. This benefit is offset by $1 of state income tax expense. The Company recorded state income tax expense of $7 for the year ended December 31, 2008.

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2009, 2008 and 2007:

	December 31, 2009	December 31, 2008	December 31, 2007
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(5.5)%	0.2%	(0.1)%
Impact of state rate change	5.2%	—%	—%
Gain on revaluation of contingent consideration	(26.8)%	—%	—%
Gain on bargain purchase	(21.8)%	—%	—%
Merger costs	11.5%	—%	—%
Divestiture of subsidiary	(34.7)%	—%	—%
Expiration of net operating losses	(5.2)%	—%	—%
Change in valuation allowance	48.9%	(35.6)%	(35.7)%
Other	0.1%	(1.1)%	—%
Stock-based compensation	0.3%	(1.4)%	(2.1)%
Research and development credits	(6.3)%	4.2%	3.9%
Permanent differences	(0.2)%	(0.1)%	(0.1)%

Total	(0.5)%	0.2%	(0.1)%

The Company has incurred net operating losses since inception. At December 31, 2009, the Company had domestic federal and state net operating loss carryforwards of approximately $142,060 and $111,584, respectively, available to reduce future taxable income, which expire at various dates beginning in 2009 through 2029. The Company also had federal and state research and development tax credit carryforwards of approximately $7,398 and $5,943, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2015 through 2029. The federal and state net operating losses and tax credits are subject to limitation under Internal Revenue Code Section 382. These limitations are discussed below. The Company also had foreign net operating loss carryforwards of approximately $121,644 and foreign research and development tax credit carryforwards of $7,301 as of December 31, 2009. The net operating loss carryforwards included $2,671 of federal and state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid-in-capital once they are “realized”.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Internal Revenue Code Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company believes that an ownership change as described under Internal Revenue Code Section 382 has occurred and that a substantial portion of its net operating losses and research credits will be subject to limitation. The Company is in the process of completing this analysis to determine the amount of deferred tax assets that will be subject to limitation.

Deferred taxes consist of the following:

	As of December 31,
	2009	2008
Net operating loss carryforwards .	$67,863	$44,181
Research and development credits	18,419	10,435
Capitalized research and development costs	27,620	25,131
Stock-based compensation	5,222	3,111
Depreciation and amortization	1,473	1,610
Accrued expenses	473	—
Capitalized financing costs	637	—
Deferred revenue	—	4,715
Capitalized start-up costs	—	881
Other	(759)	1,477

Deferred tax asset	120,948	91,541
Deferred tax asset valuation allowance	(120,948)	(91,541)

Net deferred tax asset	$—	$—

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $120,948 and $91,541 has been established at December 31, 2009 and 2008, respectively.

In June 2006, the FASB issued ASC 740- 10 (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted ASC 740-10 on January 1, 2007. The implementation of ASC 740-10 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2008, the Company had no unrecognized tax benefits. As a result of the acquisition of Neuromed, the Company has recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2009 and 2008 (in thousands):

December 31, 2007	$—
Increases related to positions taken in prior years	—
Decrease related to positions taken in prior years	—
Increases related to positions taken in the current year	—

December 31, 2008	$—
Decrease related to positions taken in prior years	—
Increases related to positions taken by acquired subsidiary	2,685

December 31, 2009	$2,685

Of this amount of unrecognized tax benefits, approximately $2,685, if recognized, would result in a reduction of the Company’s effective tax rate. The tax years 2000 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States and Canada, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, Revenue Canada or state or provincial tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. As of December 31, 2009, the Company has accrued $560 of interest related to uncertain tax positions.

13.	Accrued Expenses and Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2009:

Legal settlement receivable	$3,700
Other prepaid expenses and other current assets	1,715

Total	$5,415

Accrued expenses consist of the following:

	As of December 31,
	2009	2008 As Adjusted
Accrued payroll and related benefits	$2,340	$1,268
Accrued clinical trial costs	36	1,755
Accrued professional fees	1,394	325
Accrued other expenses	1,725	719

	$5,495	$4,067

14.	Gain on Legal Settlement

On April 30, 2009, the Company filed a lawsuit against Aptuit, Inc. (“Aptuit”), in the Supreme Court for the State of New York, New York County, Commercial Division. In the Action, the Company asserted claims against Aptuit for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising out of Aptuit’s manufacture and distribution of the Company’s product candidate Synavive (CRx-102) for a worldwide Phase 2b clinical trial targeting hundreds of subjects with rheumatoid arthritis, the MARS-1 study. On December 29, 2009, the Company entered into a settlement agreement with Aptuit to settle this lawsuit. Pursuant to the terms of the settlement agreement, Aptuit agreed to pay $3,700 to the Company, and the parties agreed to a mutual release of claims and causes of action that were asserted, or that could have been asserted in the Action. The Company received the $3,700 payment in January 2010.

15.	Commitments

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

Additionally, the lease, as amended, contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are being accounted for as rent expense under the straight-line method. In connection with the lease, the Company received approximately $6,900 million in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of lease incentive obligation and lease incentive obligation, net of current portion in the balance sheets at December 31, 2009 and 2008. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

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

Under the Amendment, as consideration for the right to cease occupancy of the Office Premises, the Company paid the Landlord $500 on October 1, 2009. In addition, as consideration for the right to cease occupancy of the Lab Premises, the Company will pay the Landlord $500 on or before January 1, 2010 and $500 on or before July 1, 2010. This liability is included in accrued restructuring in the consolidated balance sheet at December 31, 2009.

In connection with the Amendment, the Company’s Letter of Credit with Bank of America N.A. for the benefit of the Landlord was reduced from $4,000 to $2,500, effective December 1, 2009; and will be reduced to: $1,800 effective as of December 1, 2010; $1,200 effective as of December 1, 2011; and $800 effective as of December 1, 2012. The certificate of deposit that secures the letter of credit is included in restricted cash on the consolidated balance sheet in the amount of $2,500 and $4,000 as of December 31, 2009 and 2008, respectively.

Under the terms of the Lease, as amended by the Amendment, the Company will continue to lease and occupy approximately 23,199 square feet of office and laboratory space at the Facility with a lease term until January 2017.

In connection with the Neuromed merger (as discussed in Note 3), the Company assumed a sublease renewal and amendment agreement between Neuromed Pharmaceuticals, Ltd. and Discovery Parks Incorporated, dated November 2, 2009, relating to the Company’s office and laboratory facility in Vancouver, British Columbia, Canada. Under the terms of this lease the Company leases approximately 24,600 square feet of office and laboratory space, which will expire on March 31, 2010, at which time the leased premises can be reduced to approximately 12,000 square feet.

Also, in connection with the Neuromed merger (as discussed in Note 3), the Company assumed a second amendment to the Lease Agreement between Neuromed Pharmaceuticals, Inc. and Six Tower Bridge Associates,

dated November 17, 2009, relating to the Company’s office facility in Conshohocken, Pennsylvania. Under the terms of this lease, the Company leases approximately 5,200 square feet of office space, which will expire on December 31, 2010.

The Company also leases certain office equipment under various operating leases. Total rent expense was $1,860, $2,750 and $2,846, of which $58, $148 and $138 was classified as discontinued operations, for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2009, are as follows:

Year ending December 31,
2010	$2,447
2011	1,114
2012	1,220
2013	1,229
2014	1,229
Thereafter	2,562

$9,801

16.	Net Income (Loss) Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the Escrow Shares issued in connection with the Neuromed merger “participating securities” because they include rights to participate in dividends with the common stock on a one for one basis. In applying the two-class method, earnings are allocated to both common stock shares and Escrow Shares based on their respective weighted-average shares outstanding for the period. The Company has not allocated earnings to the Escrow shares because the allocation does not impact the earnings per share calculations presented below. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted
Net income (loss) from continuing operations	$1,284	$(60,576)	$(50,245)
Discontinued operations:
Gain (loss) from operations of discontinued subsidiary	14,104	(4,557)	(3,098)

Net income (loss)	$15,388	(65,133)	(53,343)

Weighted-average common shares outstanding	35,479,771	34,848,701	30,025,830
Weighted-average participating escrow shares	1,858,271	—	—

Total shares for basic earnings per share	37,338,042	34,848,701	30,025,830

From continuing operations	$0.03	$(1.74)	$(1.68)
From discontinued operations	0.38	(0.13)	(0.10)

Net income (loss) per share—basic	$0.41	$(1.87)	$(1.78)

Net income (loss) per share—diluted information:
Weighted-average common shares outstanding	37,338,042	34,848,701	30,025,830
Weighted-average diluted common share equivalents	153,195	—	—

Weighted-average common shares and diluted common share equivalents	37,491,237	34,848,701	30,025,830

From continuing operations	$0.03	$(1.74)	$(1.68)
From discontinued operations	0.38	(0.13)	(0.10)

Net income (loss) per share—diluted	$0.41	$(1.87)	$(1.78)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2009, 2008 and 2007, as they would be anti-dilutive.

	As of December 31,
	2009	2008	2007
Options outstanding	3,287,042	5,966,316	5,067,240
Unvested restricted stock awards and units	467,905	103,438	165,938
Warrants outstanding	96,252	96,252	96,252

For the year ended December 31, 2009, the Company excluded 628,821 restricted stock units whose vesting is contingent upon certain events from basic and diluted earnings per share as the contingencies have not been resolved as of December 31, 2009.

17.	Employee Benefit Plans

In May 2001, the Company adopted the CombinatoRx, Incorporated 401(k) Plan (“401(k) Plan”). The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the Board of Directors. During 2009, 2008 and 2007, the Company made contributions of $295, $601 and $571, respectively.

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

The Company may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to: (i) four percent (4%) of each such participant’s cash compensation for such year, less (ii) the amount of matching contributions made to the Company’s qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by the Company on the date the matching contribution is credited to the NQ Plan, which is currently planned to be the January following a participant’s election, and have deferred the maximum amount permitted under the Company’s tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals. The Company contributed approximately $53 to the NQ Plan as of December 31, 2009.

18.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2009 As Adjusted*	Second Quarter Ended June 30, 2009	Third Quarter Ended September 30, 2009	Fourth Quarter Ended December 31, 2009
Revenue	$2,633	$3,318	$2,742	$8,580
Operating expenses:
Research and development	7,137	6,106	4,881	3,120
General and administrative	3,647	4,824	3,554	5,056
Restructuring charge	441	(425)	2,597	123
Amortization of intangible asset	—	—	—	520
Gain on legal settlement	—	—	—	(3,700)

Total operating expenses	11,225	10,505	11,032	5,119
Loss from operations	(8,592)	(7,187)	(8,290)	3,461
Interest income	128	60	54	15
Interest expense	(16)	(11)	(1)	—
Gain on revaluation of contingent consideration	—	—	—	12,068
Gain on bargain purchase	—	—	—	9,809
Other income (expense)	4	(11)	(25)	(249)

Net (loss) income before benefit for income taxes	(8,476)	(7,149)	(8,262)	25,104
Benefit for income taxes	—	—	—	67

Net (loss) income from continuing operations	(8,476)	(7,149)	(8,262)	25,171

Discontinued operations:
Loss from operations of discontinued subsidiary	(1,007)	(529)	—	—
Gain on disposal of subsidiary	—	15,640	—	—

(Loss) gain on discontinued operations	(1,007)	15,111	—	—

Net (loss) income	$(9,483)	$7,962	$(8,262)	$25,171

Net (loss) income per share—basic and diluted:
From continuing operations	$(0.24)	$(0.20)	$(0.24)	$0.57
From discontinued operations	(0.03)	0.43	—	—

Net (loss) income per share—basic and diluted	$(0.27)	$0.23	$(0.24)	$0.57

Weighted-average number of common shares used in net (loss) income per share calculation:
Basic	35,013,381	35,026,106	35,038,881	44,198,131

Diluted	35,013,381	35,026,106	35,038,881	44,503,062

*	As adjusted for the divestiture of CombinatoRx Singapore on June 2, 2009. (See Note 4.)

	First Quarter Ended March 31, 2008 As Adjusted*	Second Quarter Ended June 30, 2008 As Adjusted*	Third Quarter Ended September 30, 2008 As Adjusted*	Fourth Quarter Ended December 31, 2008 As Adjusted*
Revenue	$2,935	$2,926	$2,985	$3,458
Operating expenses:
Research and development	15,694	15,993	13,790	9,819
General and administrative	3,857	3,783	3,790	3,039
Restructuring charge	—	—	—	4,637

Total operating expenses	19,551	19,776	17,580	17,495
Loss from operations	(16,616)	(16,850)	(14,595)	(14,037)
Interest income	1,055	597	413	199
Interest expense	(193)	(175)	(160)	(123)
Loss on early retirement of debt	—	—	—	(195)
Other income (expense)	37	(3)	(14)	(24)

Net loss before provision for income taxes	(15,717)	$(16,431)	$(14,356)	$(14,180)
(Provision) benefit for income taxes	(20)	—	—	128

Net loss from continuing operations	(15,737)	(16,431)	(14,356)	(14,052)

Discontinued operations:
Loss from operations of discontinued subsidiary	(974)	(1,194)	(1,207)	(1,182)

Net loss	$(16,711)	$(17,625)	$(15,563)	$(15,234)

Net loss per share—basic and diluted information:
From continuing operations	$(0.45)	$(0.47)	$(0.41)	$(0.41)
From discontinued operations	(0.03)	(0.04)	(0.04)	(0.02)

Net loss per share—basic and diluted	$(0.48)	$(0.51)	$(0.45)	$(0.43)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	34,707,142	34,773,053	34,926,731	35,095,516

*	As adjusted for the divestiture of CombinatoRx Singapore on June 2, 2009. (See Note 4.)

19.	Subsequent Events

On March 1, 2010, the United States Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for Exalgo. In connection with the closing of the Neuromed merger as discussed in Note 3, the Company issued 67,826,875 shares of its common stock in escrow, 29,943,752 of which were cancelled when the FDA did not approve Exalgo prior to January 1, 2010. Effective upon the FDA approval of the NDA for Exalgo, all of the 37,883,123 remaining Escrow Shares were released to former Neuromed stockholders. The fair value of the common shares released from escrow was $42,050 based on the closing price of the Company’s common stock on March 1, 2010 of $1.11 per share. As a result of the Escrow Shares being released on March 1, 2010, the Company expects to record a loss related to the revaluation of the contingent consideration of $29,286 for the three months ended March 31, 2010. The Company also expects to record revenue in the amount of $40,000 for the three months ended March 31, 2010 related to a milestone payment received from Covidien as a result of FDA approval of Exalgo.

Also, on March 1, 2010, in connection with the FDA approval of the NDA for Exalgo, RSUs representing 1,077,976 shares of the Company’s common stock held by certain employees and directors of the Company vested in full. The Company withheld shares of its common stock from issuance to satisfy statutory tax withholding requirements upon vesting of the RSUs, resulting in the net issuance of 726,045 shares of the Company’s common stock upon the vesting of the RSUs. As a result of the vesting of these RSUs, the Company expects to record stock-based compensation expense of $1,150 for the three months ended March 31, 2010.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, Computershare Trust Company, N.A. and the Stockholder Representative	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of CombinatoRx, Incorporated	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the CombinatoRx Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	12/21/2009	000-51171

3.3	Amended and Restated By-Laws of CombinatoRx, Incorporated	8-K	3.1	06/04/2007	000-51171

4.1	Specimen CombinatoRx, Incorporated Common Stock Certificate	S-1/A	4.1	01/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of CombinatoRx, Incorporated’s Common Stock	10-K	4.5	03/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001, to purchase up to 10,019 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001, by and between Silicon Valley Bank and CombinatoRx, Incorporated	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of CombinatoRx, Incorporated’s Stock, together with a schedule of warrant holders	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.45	08/19/2005	333-121173

4.8	Registration Rights Agreement, dated as of June 30, 2009, among CombinatoRx, Incorporated and the investors set forth therein	S-4	4.11	08/07/2009	333-161146

#10.1	2000 Stock Option Plan, as amended	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan	8-K	10.1	06/05/2006	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007	S-8	4.1	11/30/2007	333-147745

#10.6	Separation Agreement, dated as of July 1, 2009, between CombinatoRx, Incorporated and Alexis Borisy	8-K	10.5	07/01/2009	000-51171

#10.7	Consulting Agreement, dated as of July 1, 2009, between CombinatoRx, Incorporated and Alexis Borisy	8-K	10.6	07/01/2009	000-51171

#10.8	Employment, Confidentiality and Non Competition Agreement with Robert Forrester, dated as of February 23, 2004.	S-1	10.23	12/10/2004	333-121173

#10.9	Amendment to Employment, Confidentiality and Non Competition Agreement with Robert Forrester, dated December 15, 2008.	10-K	10.10	03/16/2009	000-51171

#10.10	Letter Agreement Re: Retention Bonus with Robert Forrester, dated December 15, 2008.	10-K	10.11	03/16/2009	000-51171

#10.11	Amended and Restated Restricted Stock Award Agreement, dated January 17, 2007, by and between Robert Forrester and the Registrant.	8-K	10.2	01/22/2007	000-51171

#10.12	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.13	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.14	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.15	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.16	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.17	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146
#10.18	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.19	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.20	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and CombinatoRx, Incorporated.	10-Q	10.25	11/10/2008	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.21	Award Letter from Neuromed Pharmaceuticals to Terrance Snutch, accepted and agreed to as of June 19, 2009.	S-4	10.42	08/07/2009	333-161146

#10.22	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.23	Award Letter from Neuromed Pharmaceuticals to C. Eugene Wright, accepted and agreed to as of June 18, 2009.	S-4	10.44	08/07/2009	333-161146

#10.24	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.25	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.26	Employment Agreement by and between C. Eugene Wright and Neuromed Pharmaceuticals Inc., effective October 5, 2007.	S-4	10.47	08/07/2009	333-161146

#10.27	Confidentiality and Assignment of Proprietary Developments Agreement among C. Eugene Wright, Neuromed Pharmaceuticals Inc. and Neuromed Pharmaceuticals Ltd., dated October 5, 2007.	S-4	10.48	08/07/2009	333-161146

#10.28	Non-Compete and Non-Solicitation Agreement between C. Eugene Wright and Neuromed Pharmaceuticals Inc., dated October 5, 2007.	S-4	10.49	08/07/2009	333-161146

#10.29	Employment Agreement by and between Neuromed Pharmaceuticals Ltd. and Terrance Snutch, dated July 1, 2007.	S-4	10.50	08/07/2009	333-161146

#10.30	Assignment of Inventions, Work Practices and Confidentiality Agreement between Neuromed Technologies Inc. and Terrance Snutch, dated November 30, 1998.	S-4	10.51	08/07/2009	333-161146

#10.31	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.32	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.33	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

10.34	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.35	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and CombinatoRx, Incorporated.	S-1/A	10.37	08/19/2005	333-121173

10.36	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and CombinatoRx, Incorporated.	8-K	10.1	06/02/2009	000-51171

10.37	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and CombinatoRx, Incorporated.	8-K	10.2	06/02/2009	000-51171

10.38	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and CombinatoRx, Incorporated.	8-K	10.3	06/02/2009	000-51171

10.39	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and CombinatoRx, Incorporated.	8-K	10.4	06/02/2009	000-51171

10.40	Assignment and Termination Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd., CombinatoRx, Incorporated and the Liverpool School of Tropical Medicine.	8-K	10.5	06/02/2009	000-51171

†10.41	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and CombinatoRx, Incorporated.	S-1/A	10.46	08/19/2005	333-121173

10.42	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and CombinatoRx, Incorporated.	8-K	10.1	07/23/2009	000-51171

10.43	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	S-1/A	10.48	10/24/2005	333-121173

10.44	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	10-K	10.44	03/20/2006	000-51171

10.45	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	8-K	10.1	08/04/2009	000-51171

10.46	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and CombinatoRx, Incorporated.	8-K	10.1	11/08/2007	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.47	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between CombinatoRx, Incorporated, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

†10.48	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between CombinatoRx, Incorporated and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.49	Software License Agreement, dated as of May 1, 2009, by and between CombinatoRx, Incorporated and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.50	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and CombinatoRx, Incorporated.	8-K	10.1	08/13/2009	000-51171

†10.51	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.52	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.53	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	100/9/2009	333-161146

*10.54	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.

10.55	Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates.	S-4/A	10.57	10/09/2009	333-161146

*10.56	Second Amendment to Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates, dated as of November 17, 2009.

10.57	Termination Agreement between CombinatoRx, Incorporated and Angiotech Pharmaceuticals, Inc., dated as of November 10, 2009.	8-K	10.1	11/10/2009	000-51171

10.58	Termination Agreement between CombinatoRx, Incorporated and Cystic Fibrosis Foundation Therapeutics, dated as of May 14, 2009.	8-K	10.1	05/20/2009	000-51171

*21.1	List of subsidiaries.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith or, where indicated, as an Appendix to the joint proxy statement/prospectus.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K.