Form 10-K/A
period 2009-12-31
COMBINATORX, INC
filed 2010-04-30
CIK 1135906

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-Accelerated Filer: ☐	Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $26,594,345, on June 30, 2009. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2009.

As of April 27, 2010, the registrant had 88,867,597 shares of common stock, par value $0.001 per share, outstanding.

COMBINATORX, INCORPORATED

ANNUAL REPORT

ON FORM 10-K/A

INDEX

		PAGE
PART III

Item 10.	Directors and Executive Officers	4
Item 11.	Executive Compensation	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13.	Certain Relationships and Related Transactions and Director Independence	30
Item 14.	Principal Accounting Fees and Services	32

SIGNATURES		34

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“fiscal 2009 10-K”) because we do not anticipate filing the Proxy Statement for our 2010 Annual Meeting of Stockholders (“2010 Proxy Statement”) within 120 days after the end of the fiscal year covered by the fiscal 2009 10-K. Information in this amendment is therefore intended to amend Part III (Items 10,11,12,13 and 14) in the fiscal 2009 10-K which had previously incorporated the 2010 Proxy Statement by reference. This report is limited in scope to the items identified above and should be read in conjunction with the fiscal 2009 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the fiscal 2009 10-K in any way.

Item 10.	Directors and Executive Officers

The following table sets forth information concerning our directors as of April 27, 2010. The biographical description of each director includes the specific experience, qualifications, attributes and skills that the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director.

DIRECTOR BIOGRAPHIES

Directors	Age	Director Since
Mark H.N. Corrigan, M.D.—Dr. Corrigan is a Class II director who has served as a member of the CombinatoRx Board of Directors since December 2009. Dr. Corrigan has served as President and Chief Executive Officer of CombinatoRx since January 2010. Dr. Corrigan was Executive Vice President, Research & Development of Sepracor Inc., a publicly held pharmaceutical company, until December 2009. Prior to joining Sepracor Inc., Dr. Corrigan spent 10 years with Pharmacia & Upjohn, a publicly held pharmaceutical company acquired by Pfizer, Inc. in 2002, most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Dr. Corrigan has been a member of the board of directors and the audit committee of Cubist Pharmaceuticals, Inc., a publicly held biopharmaceutical company, since 2008. Prior to joining the pharmaceutical industry, Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing on psychoneuroendocrinology. Dr. Corrigan holds a B.A. and an M.D. from the University of Virginia and subsequently received specialty training in Psychiatry at Cornell and Maine Medical Center. The Board of Directors believes Dr. Corrigan’s qualifications to sit on the Board include his years of leadership experience in the pharmaceutical industry as well as his considerable studies in the field.	52	December 2009

Sally W. Crawford—Ms. Crawford is a Class II director who has served as a member of the CombinatoRx Board of Directors since June 2007. From April 1985 until January 1997, Ms. Crawford served as Chief Operating Officer of Healthsource, Inc., a publicly held managed care organization headquartered in New Hampshire. During her tenure at Healthsource, Inc., Ms. Crawford held a variety of positions and responsibilities, including leading that company’s Northern Region operations and marketing efforts. Since January 1997, Ms. Crawford has been a healthcare consultant in New Hampshire. Ms. Crawford serves on the board of directors for Hologic, Inc., a publicly traded manufacturer and supplier of medical equipment, Exact Sciences Corporation, a publicly held molecular diagnostics company, Insulet Corporation, a publicly held medical device company, and Universal American Corp., a publicly held healthcare company. Ms. Crawford holds a B.A. in English from Smith College and an M.S. in communications from Boston University. The Board of Directors believes Ms. Crawford’s qualifications to sit on the Board include her exposure to various companies in a consulting and board member capacity as well as her experience at a public company in the healthcare field.	56	June 2007

Todd Foley—Mr. Foley is a Class III director who has served as a member of the CombinatoRx Board of Directors since December 2009. Mr. Foley is currently a Managing Director at MPM Asset Management LLC, or MPM, a privately held healthcare investment firm. Since joining MPM in 1999, Mr. Foley has been actively involved in numerous investments including a part-time engagement as Chief Operating Officer for Centagenetix Inc., a privately held healthcare company, during its start-up phase and VP, Business Development for AVEO Pharmaceuticals, Inc., a privately held	38	December 2009

Directors	Age	Director Since
biopharmaceutical company. Prior to joining MPM, Mr. Foley worked in Business Development at Genentech, Inc., then a large publicly held biotechnology company and management consulting with Arthur D. Little. Mr. Foley holds a B.S. in Chemistry from MIT and an M.B.A. from Harvard Business School. The Board of Directors believes Mr. Foley’s qualifications to sit on the Board include the insight into strategic product development activities he gained while engaging in investment activities and his business experience at life sciences companies, combined with his science-based education.

Christopher C. Gallen, M.D., Ph.D.—Dr. Gallen is a Class II director who has served as a member of the CombinatoRx Board of Directors since December 2009. Dr. Gallen has served as Executive Vice President, Research and Development of CombinatoRx since January 2010. Dr. Gallen served as President and Chief Executive Officer of Neuromed Pharmaceuticals, Inc., a privately held biopharmaceutical company, from July 2004 until December 2009. Prior to joining Neuromed, Dr. Gallen worked for Wyeth Research, the pharmaceutical product research division of Wyeth, beginning in April 2002 and most recently served as its Vice President and Chief of Operations, Clinical Research and Development. Prior to Wyeth, Dr. Gallen was VP of Clinical Research at Pharmacia Corporation, a privately held pharmaceutical company eventually acquired by Pfizer in 2002, for three years. From January 1996 to December 1998, Dr. Gallen was the President of the Clinical Research Organization division at Premier Research Worldwide, a clinical research organization, and from 1994 to 1995 he was the Senior Director of Medical and Scientific Services at Quintiles International Clinical Research Corporation, a pharmaceutical clinical research organization. Dr. Gallen holds a B.A. from the University of Florida, and an M.D. and Ph.D. from Emory University School of Medicine in Atlanta, Georgia and trained in Psychiatry at Stanford and Neurology at the University of California, San Diego. The Board of Directors believes Dr. Gallen’s qualifications to sit on the Board include the significant business and industry experience he has cultivated over the years, including his time at Neuromed Pharmaceuticals which, the Board believes, will assist in post-merger integration.	59	December 2009

Frank Haydu—Mr. Haydu is a Class I director who has served as a member of the CombinatoRx Board of Directors since August 2004 and as Chairman of the Board of Directors since February 2009. Mr. Haydu is a professional director and consultant to public and private businesses. Mr. Haydu currently serves as a director and Chairman of the Audit Committee of iParty Corp., a publicly held retail chain, and several private companies. Mr. Haydu holds a B.A. in economics from Muhlenberg College. The Board of Directors believes Mr. Haydu’s qualifications to sit on the Board include his broad-based experience in business and finance, including his extensive background in business consulting and management.	62	August 2004

William Hunter, M.D.—Dr. Hunter is a Class I director who has served as a member of the CombinatoRx Board of Directors since December 2009. Dr. Hunter founded Angiotech Pharmaceuticals, Inc. in November 1992 and has most recently served as its President and Chief Executive Officer. Dr. Hunter serves as a director of Angiotech Pharmaceuticals, Inc., a publicly held pharmaceutical and medical device company, and Cardiome Pharma Corp., a publicly held drug development company. Dr. Hunter holds a B.Sc. from McGill University, and an M.Sc. and M.D. from the University of British Columbia. The Board of Directors believes that Dr. Hunter’s qualifications to sit on the Board include the insight he has gained from founding and leading a pharmaceutical company as well as his medical background.	47	December 2009

Directors	Age	Director Since
Michael Kauffman M.D.—Dr. Kauffman is a Class II director who has served as a member of the CombinatoRx Board of Directors since June 2006. Dr. Kauffman has been the Chief Medical Officer of Onyx Pharmaceuticals, a publicly held biopharmaceutical company, since January 2010, after serving on an interim basis beginning in November 2009. Dr. Kauffman was the Chief Medical Officer of Proteolix, Inc., a privately held pharmaceutical company, from April 2009 until November 2009, when it was acquired by Onyx. Dr. Kauffman was the President and Chief Executive Officer of EPIX Pharmaceuticals, Inc., a publicly traded biotechnology company that liquidated in 2009, until July 2008. Dr. Kauffman joined Predix Pharmaceuticals, Inc., the predecessor to EPIX, in September 2002, as President and Chief Executive Officer. From 1997 to 2002, he held a number of senior medical and program leadership positions at Millennium Pharmaceuticals, Inc., then a publicly held biotechnology company, including Vice President, Medicine and VELCADE Program Leader as well as co-founder and Vice President of Medicine at Millennium Predictive Medicine, a wholly-owned subsidiary of Millennium. Dr. Kauffman also served as Medical Director at Biogen Corporation (now Biogen Idec, a publicly held biotechnology company). Dr. Kauffman received an M.D. and Ph.D. in molecular biology and biochemistry from Johns Hopkins and holds a B.A. in biochemistry from Amherst College. Dr. Kauffman trained in Internal Medicine at Beth Israel Deaconess and Massachusetts General Hospitals. He is board certified in internal medicine. The Board of Directors believes that Dr. Kauffman’s qualifications to sit on the Board include the combination of his significant business and leadership experience at public life sciences companies and his medical and science background.	46	June 2006

W. James O’Shea—Mr. O’Shea is a Class III director who has served as a member of the CombinatoRx Board of Directors since June 2007. From October 1999 to March 2007, Mr. O’Shea was President and Chief Operating Officer at Sepracor Inc., then a publicly held pharmaceutical company, where he was responsible for successfully building that organization’s commercial infrastructure. From April to August 2007, Mr. O’Shea served as Sepracor’s Vice Chairman. Prior to Sepracor, Mr. O’Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Astra Zeneca Plc, a publicly held biopharmaceutical company. While at Zeneca, he also held several management positions of increasing responsibility in international sales and marketing in the U.S. and U.K. Mr. O’Shea is past Chairman of the National Pharmaceutical Council and is also a board member of BTG plc and Surface Logix and is on the product advisory board of Concert Pharmaceuticals, Inc., a privately held biotechnology company. Mr. O’Shea is a graduate of Liverpool Lord Byron University, where he received an honors degree in applied physics from the Institute of Physics. The Board of Directors believes that Mr. O’Shea’s qualifications to sit on the Board include his extensive experience with life sciences companies, including in the areas of sales and marketing, as well as his executive leadership and management expertise.	60	June 2007

Hartley T. Richardson—Mr. Richardson is a Class I director who has served as a member of the CombinatoRx Board of Directors since December 2009. Mr. Richardson is President and Chief Executive Officer of James Richardson & Sons, Limited, a private, family-owned corporation, founded in 1857, involved in international grain trade and agri-foods business, real estate, oil and gas development, financial services and private equity investments. He has held that position since April 1993. Mr. Richardson serves as Chairman of the board of directors of the Canadian Council of Chief Executives. He is a director of GMP Capital Limited and Canadian Pacific Railway Limited. He is also a director and past-Chairman of the Business Council of Manitoba. In addition, Mr. Richardson is Chairman of Assiniboine Park Conservancy, Deputy	55	December 2009

Chairman of TransCanada Trail, and member of the Board of Governors for The Duke of Edinburgh’s Award Charter for Business. Other affiliations include the Trilateral Commission, the World Economic Forum Global Leaders of Tomorrow and the Young Presidents’ Organization. Mr. Richardson was appointed to the Order of Canada in 2007 and to the Order of Manitoba in 2008. Mr. Richardson holds a Bachelor of Commerce (Honours) and an Honorary Doctor of Laws from the University of Manitoba. The Board of Directors believes that Mr. Richardson’s qualifications to sit on the Board include the strategic insight he has gained from years of strategic investing and leadership roles at James Richardson & Sons, Limited, as well as the breadth of knowledge he has obtained from his various community activities.

The Company’s executive officers, as of April 27, 2010, their respective ages and their positions are as follows:

Name	Age	Position
Mark H.N. Corrigan, M.D.	52	President and Chief Executive Officer
Christopher C. Gallen, M.D., Ph.D.	59	Executive Vice President, Research and Development
Justin A. Renz.	38	Senior Vice President, Chief Financial Officer and Treasurer
Jason F. Cole, Esq.	37	Senior Vice President, General Counsel and Secretary

Mark H.N. Corrigan, M.D.—Dr. Corrigan has served as President and Chief Executive Officer of CombinatoRx since January 2010. Dr. Corrigan was Executive Vice President, Research & Development of Sepracor Inc. until December 2009. Prior to joining Sepracor Inc., Dr. Corrigan spent 10 years with Pharmacia & Upjohn, most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Dr. Corrigan has been a member of the board of directors and the audit committee of Cubist Pharmaceuticals, Inc. since 2008. Prior to joining the pharmaceutical industry, Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing on psychoneuroendocrinology. Dr. Corrigan holds a B.A. and an M.D. from the University of Virginia and subsequently received specialty training in Psychiatry at Cornell and Maine Medical Center.

Christopher C. Gallen, M.D., Ph.D.—Dr. Gallen has served as Executive Vice President, Research and Development of CombinatoRx since January 2010. Dr. Gallen served as President and Chief Executive Officer of Neuromed Pharmaceuticals, Inc. from July 2004 until December 2009. Prior to joining Neuromed, Dr. Gallen worked for Wyeth Research beginning in April 2002 and most recently served as its Vice President and Chief of Operations, Clinical Research and Development. Prior to Wyeth, Dr. Gallen was VP of Clinical Research at Pharmacia Corporation for three years. From January 1996 to December 1998, Dr. Gallen was the President of the Clinical Research Organization division at Premier Research Worldwide and from 1994 to 1995 he was the Senior Director of Medical and Scientific Services at Quintiles International Clinical Research Corporation. Dr. Gallen holds a B.A. from the University of Florida, and an M.D. and Ph.D. from Emory University School of Medicine in Atlanta, Georgia and trained in Psychiatry at Stanford and Neurology at the University of California, San Diego.

Justin A. Renz—Mr. Renz joined CombinatoRx in September 2006 as Vice President, Finance and Treasurer and has served as its Senior Vice President and Chief Financial Officer since July 2009. From August 2005 to September 2006, Mr. Renz was Director, Accounting and Financial Operations at EMD Serono, Inc., a public biopharmaceutical company. From 2002 to 2005, he was Senior Director, Global Accounting and Finance at Coley Pharmaceutical Group, a publicly held biopharmaceutical company acquired by Pfizer in 2007, and has also held financial and accounting positions at ArQule, Inc., Millipore Corporation and Arthur Andersen LLP. Mr. Renz is a certified public accountant and holds a B.A. in Economics/Accounting from the College of the Holy Cross, a Masters in the Science of Taxation from Northeastern University and an MBA from Suffolk University.

Jason F. Cole, Esq.—Mr. Cole has served as our Senior Vice President, General Counsel and Secretary since January 2006. From 1999 to 2006, Mr. Cole was a corporate and securities attorney at Ropes & Gray LLP. Mr. Cole holds an A.B. in Government from Dartmouth College and a J.D. from Columbia University School of Law.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Director Independence

As required by the listing standards of The Nasdaq Global Market, or Nasdaq, the Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each of Messrs. Foley, Haydu, Kauffman, O’Shea and Richardson and Ms. Crawford are “independent” within the meaning of the rules and regulations of Nasdaq. To make this determination, our Board of Directors reviews all relevant transactions or relationships between each director and CombinatoRx, its senior management and its independent auditors. During this review, the Board considers whether there are any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates. The Board consults with CombinatoRx’s general counsel and outside corporate counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time. Dr. Corrigan, our President and Chief Executive Officer; Dr. Gallen, our Executive Vice President, Research and Development and Dr. Hunter are not “independent directors” within the meaning of the Nasdaq listing standards.

Board Meetings and Attendance

Mr. Frank Haydu is Chairman of the Board of Directors. The CombinatoRx Board of Directors held 12 meetings during the fiscal year ended December 31, 2009. Each of the directors, except for Dr. Kauffman and Mr. Richard Pops, attended at least 75% of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the fiscal year ended December 31, 2009 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). CombinatoRx encourages its directors to attend the Annual Meeting of Stockholders and believes that attendance at the Annual Meeting of Stockholders is just as important as attendance at meetings of the Board of Directors and its committees. CombinatoRx typically schedules Board of Directors and committee meetings to coincide with the dates of its Annual Meetings, but did not do so for the 2009 Annual Meeting of Stockholders and for a number of reasons, including this change in scheduling practice, no directors attended the 2009 Annual Meeting of Stockholders.

Board Committees

The Board of Directors has a standing Audit, Compensation and Corporate Governance and Nominating Committee, each of which is comprised solely of independent directors, and is described more fully below. Each of the Audit, Compensation and Corporate Governance and Nominating Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval. The charters for the Audit, Compensation and Corporate Governance and Nominating Committees are all available on our website (www.combinatorx.com) under “Investors” at “Corporate Governance.”

Audit Committee

Mr. Haydu is the chairperson and Dr. Kauffman and Mr. O’Shea are the other members of the CombinatoRx Audit Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the CombinatoRx Audit Committee is “independent” within the meaning of the rules and regulations of Nasdaq and the Securities and Exchange Commission, or the SEC. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that Mr. Haydu is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

The primary responsibilities of the CombinatoRx Audit Committee include to: (a) assist the Board of Directors in its oversight of (i) the integrity of the CombinatoRx financial statements, (ii) compliance with legal and regulatory requirements, (iii) the qualifications and independence of the CombinatoRx independent auditors, and (iv) the performance of the CombinatoRx internal audit function and independent auditors; (b) appoint, evaluate, compensate, retain and oversee the CombinatoRx independent auditors and the audit process (including receiving and reviewing reports from the independent auditors and resolving any disagreements between management and the independent auditors regarding financial reporting) and to approve or pre-approve all audit, audit-related and other services, if any, to be provided by the independent auditors; (c) review with management, internal auditors and the independent auditors, CombinatoRx’s internal controls and its financial and critical accounting practices; and (d) prepare the report required to be prepared by the Audit Committee pursuant to the rules of the SEC for inclusion in the CombinatoRx annual proxy statement or annual report on Form 10-K. The Audit Committee and the Board of Directors have established procedures for the receipt, retention, and treatment of complaints received by CombinatoRx regarding accounting, internal accounting controls, or auditing matters and for confidential, anonymous submission by CombinatoRx employees of concerns regarding questionable accounting or auditing matters. The Audit Committee also administers our related party transaction approval policy, which is described under “Review and Approval of Transactions with Related Persons.” The Audit Committee also has the authority to hire independent counsel and other advisors to carry out the Audit Committee’s duties, and CombinatoRx is required to provide appropriate funding, as the Audit Committee determines, to compensate the independent auditors and any advisors retained by the Audit Committee.

During the fiscal year ended December 31, 2009, the Audit Committee met five times. The report of the Audit Committee is included in this Annual Report on Form 10-K/A under “Report of the Audit Committee.”

Compensation Committee

Ms. Crawford is the chairperson and Mr. Foley and Mr. O’Shea are the other members of the CombinatoRx Compensation Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the CombinatoRx Compensation Committee is “independent” within the meaning of the rules and regulations of Nasdaq. In addition, each member qualifies as an “outside director” within the meaning of 162(m) of the Internal Revenue Code and is a “non-employee director” within the meaning of the rules of the SEC.

The primary responsibilities of the Compensation Committee are to: (a) review and approve corporate goals and objectives relevant to compensation of the CombinatoRx Chief Executive Officer and the other executive officers and evaluate the performance of the Chief Executive Officer and the other executive officers in light of these goals and objectives, and based on such evaluation, determine and approve the compensation of the Chief Executive Officer and the other executive officers either as a committee or together with the other independent Board members; (b) make recommendations to the Board of Directors with respect to the administration and amendment to the CombinatoRx incentive compensation and equity-based compensation plans; (c) assist the Board of Directors in its oversight of the development, implementation and effectiveness of the policies and strategies relating to recruiting, retention, career development and progression, succession and employment practices; (d) make recommendations regarding compensation of the Board of Directors; (e) prepare any reports required to be prepared by the Compensation Committee pursuant to the rules of the SEC for inclusion in the CombinatoRx annual proxy statement; and (f) review the Compensation Discussion and Analysis disclosure required for inclusion in the CombinatoRx annual proxy statement under the rules of the SEC. The Compensation Committee also has the authority to retain consultants or other experts to assist in the assessment of senior executive compensation and to hire independent counsel and other advisors to carry out the Compensation Committee’s duties. During the fiscal year ended December 31, 2009, the Compensation Committee met eight times.

Corporate Governance and Nominating Committee

Mr. Richardson is the chairperson and Ms. Crawford and Mr. Haydu are the other members of the CombinatoRx Corporate Governance and Nominating Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the CombinatoRx Corporate Governance and Nominating Committee is “independent” within the meaning of the rules and regulations of Nasdaq.

The primary responsibilities of the Corporate Governance and Nominating Committee are to: (a) recommend individuals to the Board of Directors for nomination, election or appointment as members of the Board of Directors and its committees, consistent with the criteria included in the CombinatoRx Corporate Governance Guidelines; (b) establish policies for stockholders to recommend candidates for consideration for nomination as a member of the Board of Directors; (c) oversee the evaluation of the performance of the Board of Directors; (d) oversee the Chief Executive Officer’s and other senior management’s succession plans; and (e) take a leadership role in shaping the corporate governance, including developing and reviewing on an on-going basis the Corporate Governance Guidelines. In identifying and recommending nominees for positions on the Board of Directors, the Corporate Governance and Nominating Committee places primary emphasis on the criteria set forth under “Selection and Composition of Board of Directors” in the CombinatoRx Corporate Governance Guidelines, namely: (1) ethics, integrity, values, expertise, skills and knowledge useful to the oversight of the company’s business; (2) the independence standards of Nasdaq, (3) diversity of viewpoints, backgrounds, experiences and other demographics as discussed below; (4) business or other relevant experience, particularly in the areas of accounting and finance, management, corporate governance and the pharmaceutical and drug development industry; and (5) the extent to which the interplay of the nominee’s expertise, skills, knowledge and experience with that of the other members of the Board of Directors will build a Board of Directors that is effective, collegial and responsive to the operations and interests of CombinatoRx and its stockholders.

The Corporate Governance and Nominating Committee does not set specific, minimum qualifications that nominees must meet in order to be recommended to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of CombinatoRx and the composition of the Board of Directors. Additionally, neither the Corporate Governance and Nominating Committee nor the Board of Directors has a specific policy with regard to the consideration of diversity in identifying director nominees; however, both may consider the diversity of background and experience of a director nominee in the context of the overall composition of the Board of Directors at that time, such as diversity of knowledge, skills, experience, geographic location, age, gender, and ethnicity. Members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified whom the Committee wants to seriously consider and move toward nomination, the Chairperson of the Corporate Governance and Nominating Committee enters into a discussion with that candidate.

The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders. The policy adopted by the Corporate Governance and Nominating Committee provides that candidates recommended by stockholders are given appropriate consideration in the same manner as other candidates. During fiscal year ended December 31, 2009, the Corporate Governance and Nominating Committee met two times.

Non-Management Director Meetings

In addition to the meetings of the committees of the Board of Directors described above, in connection with the Board of Directors meetings, the non-management directors met six times in executive session during the fiscal year ended December 31, 2009. The Chairman of the Board of Directors presided at these executive sessions. The Audit Committee and the Board of Directors have established a procedure whereby interested parties may make their concerns known to Non-Management Directors, which is described on our website.

Board of Directors Leadership Structure

Mr. Haydu, an independent member of our Board of Directors, has served as its chairman since February 2009. The independent members of the Board of Directors have periodically reviewed the Board’s leadership structure and have determined that CombinatoRx and our stockholders are well served with this structure because of the role played by the chairman.

The chairman of the Board of Directors provides leadership to the Board of Directors and works with the Board of Directors to define its activities and the calendar for fulfillment of its responsibilities. The chairman of the Board of Directors approves the meeting agendas after input from the Board of Directors and management, facilitates communication among directors and presides at meetings of our Board of Directors and stockholders. The chairman also presides over meetings of the independent directors.

The chairman of the Board of Directors, the chairman of the Corporate Governance and Nominating Committee, the Chief Executive Officer and other members of the Board of Directors work together to provide oversight of CombinatoRx’s management and affairs. Mr. Haydu, as the chairman of the Board of Directors, and Mr. Richardson, as the chairman of the Corporate Governance and Nominating Committee, have together overseen the maintenance and improvement of governance practices that require and support high levels of performance by members of the Board of Directors. Mr. Haydu’s leadership encourages open discussion and deliberation, with a thoughtful evaluation of risk, to support the Board’s decision-making. Mr. Haydu’s leadership also encourages communication among the directors, and between management and the Board of Directors, to facilitate productive working relationships. Under Mr. Haydu’s guidance, the Board of Directors also ensures an appropriate balance and focus among key Board responsibilities such as strategic development, review of operations, risk oversight and management succession planning.

The Board of Directors’ Role in Risk Oversight

The Board of Directors plays an important role in risk oversight at CombinatoRx through direct decision-making authority with respect to significant matters as well as through the oversight of management by the Board of Directors and its committees. In particular, the Board of Directors administers its risk oversight function through (1) the review and discussion of regular periodic reports to the Board of Directors and its committees on topics relating to the risks that CombinatoRx faces, (2) the required approval by the Board of Directors (or a committee of the Board of Directors) of significant transactions and other decisions, (3) the direct oversight of specific areas of CombinatoRx’s business by the Audit, Compensation and Corporate Governance and Nominating Committees, and (4) regular periodic reports from the auditors and other outside consultants regarding various areas of potential risk, including, among others, those relating to the our internal control over financial reporting. The Board of Directors also relies on management to bring significant matters impacting CombinatoRx to the attention of the Board of Directors.

Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for reviewing and discussing with management, internal auditors and CombinatoRx’s independent accountants, CombinatoRx’s system of internal control, its financial and critical accounting practices, and policies relating to risk assessment and management. As part of this process, the Audit Committee discusses CombinatoRx’s major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or accounting matters.

Because of the role of the Board of Directors and the Audit Committee in risk oversight, the Board of Directors believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to CombinatoRx’s operations. The Board of Directors acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires CombinatoRx’s directors, executive officers and persons who own more than 10% of the CombinatoRx common stock to file with the SEC reports of ownership and changes in ownership of CombinatoRx common stock. Such persons are required by regulations of the SEC to furnish CombinatoRx with copies of all such filings. Based on our review of the reports we have received, CombinatoRx believes that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2009.

CODE OF ETHICS AND CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

CombinatoRx has adopted a Code of Ethics and Conduct for its directors, officers and employees, including its President and Chief Executive Officer, Chief Financial Officer and Controller (or persons performing an equivalent function). A copy of the Company’s Code of Ethics and Conduct may be accessed free of charge by visiting the Company’s website at www.combinatorx.com and going to the “Investors—Corporate Governance” section or by requesting a copy in writing from Jason F. Cole, Secretary, at our Cambridge, Massachusetts office. CombinatoRx intends to post on its website any amendment to, or waiver under, a provision of the Code of Ethics that applies to its President and Chief Executive Officer, Chief Financial Officer or Controller (or persons performing an equivalent function) within four business days following the date of such amendment or waiver.

A copy of the Corporate Governance Guidelines may also be accessed free of charge by visiting the website at www.combinatorx.com and going to the “Investors—Corporate Governance” section or by requesting a copy from Jason F. Cole, Secretary, at our Cambridge, Massachusetts office.

Item 11.	Executive Compensation

Summary of Compensation Committee Procedures and Practices in 2009 and 2010

As described in the “Board Committees—Compensation Committee” section above, the primary purpose of the CombinatoRx Compensation Committee is to develop and review compensation policies and practices applicable to executive officers, review and recommend goals for the Chief Executive Officer and evaluate his performance in light of these goals, review and evaluate goals and objectives for other executive officers, oversee and evaluate the CombinatoRx equity incentive and non-qualified deferred compensation plans and review and approve the creation or amendment of such plans and make recommendations to the Board of Directors regarding Board of Directors’ compensation. Under its charter, the Compensation Committee has the power and authority to retain consultants or other experts to assist in the assessment of senior executive compensation and to hire independent counsel and other advisors to help the Compensation Committee carry out its duties. CombinatoRx is financially responsible for the fees of any advisor or consultant engaged by the Compensation Committee.

Ms. Crawford, as chairperson of the Compensation Committee, is responsible for setting the agenda for meetings in consultation with management. Our Compensation Committee annually evaluates the performance of the Chief Executive Officer and the other executive officers of CombinatoRx and uses its discretion to determine the compensation of these officers based, in part, upon a review of the performance of CombinatoRx compared to predetermined goals and objectives. As discussed below under the caption “Compensation Consultant,” the Compensation Committee, together with its compensation consultant, also compares the salaries of each CombinatoRx executive officer with a select group of other biotechnology companies to assess how their total compensation package compares to industry averages.

The CombinatoRx Chief Executive Officer has the authority and responsibility to establish and approve compensation for all CombinatoRx employees, other than CombinatoRx executive officers. Our Compensation Committee retains the authority for establishing all matters with respect to the compensation of our executive officers. Our Chief Executive Officer provides to the Compensation Committee an annual performance review of each executive officer, which the Compensation Committee considers in its determination of compensation for such individuals. Our Chief Executive Officer and Chief Financial Officer also recommend to the Compensation Committee options and restricted stock awards to be granted to existing employees, subject to specific criteria previously established by the Compensation Committee. From time to time, the Compensation Committee has delegated to the Chief Executive Officer, Chief Financial Officer and Senior Vice President and General Counsel the authority to make grants of a limited pool of stock options to new employees or for retention purposes, as long as such grants are not greater than 30,000 shares of common stock and are not made to executive officers. All other grants of stock options and all grants of restricted stock are made by the Compensation Committee.

Compensation Consultant

During 2009 and 2010, our Compensation Committee retained the services of Watson Wyatt, now Towers Watson, a compensation consulting firm, to evaluate our executive officers’ salaries, cash incentive bonuses and equity-based compensation and provide a report to the Compensation Committee. Watson Wyatt provided similar services to the Compensation Committee in 2008, 2007 and 2006. This evaluation included benchmarking executive compensation against the following 20 comparable small capitalization biotechnology companies: Acadia Pharmaceuticals Inc., Alexza Pharmaceuticals, Inc., Altus Pharmaceuticals Inc., Ariad Pharmaceuticals, Inc., ARYx Therapeutics, Inc., Curis, Inc., Cytokinetics, Inc., Dyax Corp., Dynavax Technologies, Inc., Idenix Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc., Metabasis Therapeutics, Inc., Momenta Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Orexigen Therapeutics, Inc., Peregrine Pharmaceuticals, Inc., Santarus, Inc., Senomyx, Inc., Sunesis Pharmaceuticals, Inc., and Vical Incorporated. The group of peer companies was determined based upon an analysis of various factors such as geographic location, similar stage of clinical development programs, comparable employee headcount, market capitalization, revenue and net loss. Our Compensation Committee realizes that benchmarking the Company’s compensation against the compensation earned at comparable companies may not always be appropriate, but it believes that engaging in a comparative analysis of the Company’s compensation practices is a useful tool to understand the competitiveness of the compensation it pays its executive officers. This benchmarking indicated that the Company’s compensation of its executive officers was at or below the median of executives with similar roles at the peer companies. The Compensation Committee considered this benchmarking information as one consideration in making the 2009 and 2010 compensation decisions described below, primarily to determine whether compensation paid to executive officers, in light of company and individual performance, is at, above or below the median of executive compensation among the Company’s peer group.

Roles of Executives in Establishing Compensation

At the direction of the Compensation Committee, our Chief Executive Officer discussed with Watson Wyatt the duties of each executive officer of CombinatoRx and provided Watson Wyatt with complete historical compensation information requested by Watson Wyatt as part of its evaluation of the Company’s executive compensation programs and policies. The information included each executive officer’s title, salary, bonus, option and restricted stock grants and benefits for the preceding three-year period. Our Chief Executive Officer and Chief Financial Officer met with the members of the Compensation Committee, to review their performance and the performance of the other executive officers during the year. During these meetings, our Chief Executive Officer and our Chief Financial Officer discussed with the members of the Compensation Committee recommendations regarding the salaries and bonuses to be paid to the executive officers of CombinatoRx for the fiscal year ended December 31, 2009 as well as proposed stock option grants. However, the Compensation Committee does exercise its discretion to determine all compensation paid to executive officers.

Key Elements of Compensation

The major elements of the CombinatoRx compensation program are base salary, discretionary annual cash bonuses, cash retention payments, stock option grants and restricted stock or restricted stock unit grants and deferred compensation. In connection with the merger with Neuromed Pharmaceuticals, Inc., or Neuromed, on

December 21, 2009, CombinatoRx also assumed additional compensation elements under Neuromed’s compensation programs, including performance-based cash bonuses and restricted stock unit awards. In general, CombinatoRx fixes the base salary of each of our executives at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards individual performance and contribution to our overall business goals. We designed the cash bonuses for each of our executives to focus them on achieving key regulatory, clinical, operational, research, business and/or financial objectives within a yearly time horizon. CombinatoRx implemented cash retention payments for certain of our executive officers in an effort to retain them following our significant corporate restructuring at the end of 2008 and to provide them with added incentives to create and preserve shareholder value during 2009. We use stock options and restricted stock or restricted stock unit grants to reward long-term performance, to incent executive officers to attain multi-year goals and as retention tools. These stock options and restricted stock awards are intended to produce significant value for each executive if the Company’s performance is outstanding and if the executive has an extended tenure. Finally, we have implemented a non-qualified deferred compensation plan to provide an additional long-term retention incentive for executives and senior managers due to the regulatory limitations imposed on matching contributions on contributions made by these individuals to the CombinatoRx qualified 401(k) Plan.

We view these components of our executive compensation as related but distinct. Although our Compensation Committee does review total compensation, we believe that components must work together to enable the creation and preservation of shareholder value over both short-term and long-term periods. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the Watson Wyatt evaluation referred to above. CombinatoRx believes that, as is common in the biotechnology sector, stock option and other equity awards are a significant motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. Because of the small size of our executive team we believe this approach allows us to more appropriately tailor each executive’s award to attract and retain that executive.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the CombinatoRx “principal executive officers” and the two other most highly paid executive officers as of December 31, 2009 (our “named executive officers”) for the years ended December 31, 2009 and 2008:

Name and Principal Position	Year	Salary ($)	Bonus		Stock Awards ($)(1)		Option Awards ($)(2)		All Other Compensation ($)(17)		Total ($)
Mark H.N. Corrigan(3) President and Chief Executive Officer	2009	—	—		76,896	(4)	—		—		76,896

Alexis Borisy(5) Former President and Chief Executive Officer	2009 2008	242,091 466,250	— —		— —		— 911,897		1,329,127 23,386	(6)	1,571,218 1,401,533

Robert Forrester(7) Former Executive Vice President and Chief Operating Officer	2009 2008	346,500 346,500	— 100,000	(10)	— —		0 532,166	(8)	1,019,889 22,890	(9)	1,366,389 1,001,556

Christopher C. Gallen(11) Executive Vice President, Research and Development	2009	9,861	50,000	(13)	384,479	(13)	—		—		444,340

Jason Cole Senior Vice President and General Counsel	2009 2008	302,820 294,000	150,000 51,450	(12) (15)	— 342,301	(16)	0 114,250	(14)	86,359 10,640		539,179 812,641

(1)	Amount reflects the grant date fair value of the named executive officer’s awards of restricted common stock or restricted stock units, calculated in accordance with FASB ASC Topic 718. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the FASB ASC Topic 718 amounts will ever be realized by the executive. See notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 16, 2009 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2008 and note 10 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 26, 2010 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2009.
(2)	Amount reflects the grant date fair value of the named executive officer’s stock options, calculated in accordance with FASB ASC Topic 718 and using a Black- Scholes valuation model. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the FASB ASC Topic 718 amounts will ever be realized by the executive. See notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 16, 2009 for a discussion of assumptions made by the Company in determining the grant date fair value of our stock option grants for the fiscal year ended December 31, 2008 and note 10 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 26, 2010 for a discussion of assumptions made by the Company in determining the grant date fair value of our stock option grants for the fiscal year ended December 31, 2009.
(3)	Dr. Corrigan was appointed President and Chief Executive Officer of CombinatoRx on January 5, 2010, and served on the CombinatoRx Board of Directors beginning on December 21, 2009. Compensation information is not provided for Dr. Corrigan for the fiscal years ended December 31, 2008 or 2009, as Dr. Corrigan was not yet a named executive officer as of December 31, 2009.
(4)	Represents the grant date fair value, calculated in accordance with FASB ASC Topic 718, of a restricted stock unit award for 71,865 shares of CombinatoRx common stock made to Dr. Corrigan on December 21, 2009 under the Neuromed Special Equity Incentive Plan in connection with Dr. Corrigan’s prior service on the Neuromed Board of Directors.
(5)	Mr. Borisy’s employment with the Company ended effective July 1, 2009.
(6)	Includes the following amounts paid or payable to Mr. Borisy in connection with his termination of employment on July 1, 2009: lump-sum severance of $932,500, pay in lieu of notice of $77,708, a single lump sum accelerated cash retention payment of $150,000, continued payment of medical and dental insurance premiums from July 1, 2009 through December 31, 2009 of $6,701.
(7)	Mr. Forrester served as the Company’s Executive Vice President and Chief Financial Officer until July 1, 2009, at which time he was appointed Interim President and Chief Executive Officer. On December 21, 2009, he was appointed Executive Vice President and Chief Operating Officer, and Mr. Forrester’s employment with the Company ended effective January 5, 2010.
(8)	As part of the CombinatoRx option exchange program, which closed on December 21, 2009, Mr. Forrester exchanged options exercisable for 465,000 shares of common stock, and was issued new options exercisable for 294,751 shares of common stock. The option exchange program was designed to be a value-for-value exchange resulting in no incremental accounting cost for the newly issued options, as a result, no incremental fair value is reported above.
(9)	Includes $693,000 paid to Mr. Forrester in connection with the change in control of CombinatoRx upon the closing of the Neuromed merger and the following amounts paid or payable to Mr. Forrester in connection with his resignation from employment on January 5, 2010: lump-sum pay in lieu of notice of $56,959, a single lump sum accelerated cash retention payment of $125,000.
(10)	Bonus amounts for performance during the fiscal year ended December 31, 2008 were determined by the Compensation Committee on February 19, 2009 and paid in March 2009.
(11)

Dr. Gallen was appointed President and Chief Executive Officer of CombinatoRx on December 21, 2009 and served in that capacity until January 5, 2010, at which time he was appointed Executive Vice President, Research and Development. Compensation information for 2009 is provided only for the period of time

Dr. Gallen was employed by CombinatoRx, and does not include compensation paid to Dr. Gallen in connection with his employment by Neuromed prior to its merger with CombinatoRx on December 21, 2009. Compensation information is not provided for Dr. Gallen for the fiscal year ended December 31, 2008, as Dr. Gallen was not a named executive officer as of the end of such fiscal year.
(12)	Bonus amounts for performance during the fiscal year ended December 31, 2009 were determined by the Compensation Committee on March 2, 2010 and paid in March 2010.
(13)	Represents the grant date fair value, calculated in accordance with FASB ASC Topic 718, of a restricted stock unit award for 359,326 shares of CombinatoRx common stock made to Dr. Gallen on December 21, 2009 under the Neuromed Special Equity Incentive Plan in connection with Dr. Gallen’s prior service as the President and Chief Executive Officer of Neuromed.
(14)	As part of the CombinatoRx option exchange program, which closed on December 21, 2009, Mr. Cole exchanged options exercisable for 333,750 shares of common stock, and was issued new options exercisable for 205,484 shares of common stock. The option exchange program was designed to be a value-for-value exchange resulting in no incremental accounting cost for the newly issued options, as a result, no incremental fair value is reported above.
(15)	Bonus amounts for performance during the fiscal year ended December 31, 2008 were determined by the Compensation Committee on January 7, 2009.
(16)	Represents the grant date fair value, calculated in accordance with FASB ASC Topic 718, of an award of 25,000 shares restricted stock made to Mr. Cole on January 15, 2008.
(17)	Includes retention payments of $150,000, $125,000 and $75,000, respectively, to Messrs. Borisy, Forrester and Cole that became payable as a result of the executive remaining employed by us until April 1, 2009. The terms and conditions of Messrs. Borisy, Forrester and Cole’s retention agreements are discussed below under “CombinatoRx Retention Program.” The amount also includes payment of parking expenses, group term life, accidental death and dismemberment and disability insurance premiums, bonuses for years of service and matching contributions under our 401(k) and non-qualified deferred compensation plan as follows:

For the year ended December 31, 2009:

Name	Parking	Insurance	Service Bonus	401(k) Match
Alexis Borisy	$1,740	$678	$—	$9,800
Robert Forrester	$3,480	$1,650	$5,000	$9,800
Jason Cole	$—	$1,559	$—	$9,800

For the year ended December 31, 2008:

Name	Parking	Insurance	401(k) Match	Non-qualified Deferred Compensation Plan Match
Alexis Borisy	$3,380	$1,356	$9,200	$9,450
Robert Forrester	$3,380	$1,650	$9,200	$8,660
Jason Cole	$—	$1,440	$9,200	$—

Narrative Discussion of Summary Compensation Table

Employment Agreements and Severance and Change in Control Arrangements

Our Board of Directors and the Compensation Committee determined that employment agreements with key executive officers are necessary and desirable to accomplish a variety of objectives. The terms of these agreements resulted primarily from the need to attract the particular executive to work for CombinatoRx or to retain the particular executive over the course of employment with us as we grew or our business needs changed. Each of the employment agreements with our executive officers has a provision providing for certain severance benefits in the event of the termination of his employment by CombinatoRx without cause, or by them with good reason (both as defined in such agreements), and in some cases a provision providing for the acceleration of his then unvested options and restricted stock in the event of termination without cause or by the executive officer with good reason. The employment agreements, other than Mr. Forrester’s, also contain change of control benefits that are structured on a “double-trigger” basis, meaning that before an executive officer can receive a change of control payment: (1) a change of control must occur and (2) within a specified period of such change of control, the executive officer’s employment must be terminated without cause or the officer must resign from employment for good reason. The employment agreement for Mr. Forrester contained change of control benefits that are structured on a “single-trigger” basis, meaning that Mr. Forrester would receive a change of control payment immediately upon the occurrence of a change of control. Mr. Forrester received the payment to which he was entitled by this provision in connection with our merger with Neuromed. These provisions were included to motivate the executive officers to act in the best interests of the stockholders by removing the distraction of post change of control uncertainties faced by the executive officers with regard to continued employment and compensation. These severance and acceleration provisions are described below in the summaries of each named executive officer’s employment agreement.

Each of Dr. Corrigan and Mr. Cole and have agreed not to compete with CombinatoRx during the term of their employment and for a period of one year after their employment ends. These provisions are intended to protect CombinatoRx from the executive officer’s resigning from CombinatoRx and using the essential scientific and business knowledge gained while working for CombinatoRx to compete against CombinatoRx. In connection with his separation agreement Mr. Borisy agreed not to compete with CombinatoRx for a period of two years after termination of his employment. The Compensation Committee, as plan administrator of the 2000 stock option plan and the amended and restated 2004 incentive plan, has the authority to provide for accelerated vesting of the shares of common stock subject to outstanding options or restricted stock units held by CombinatoRx’s named executive officers and any other person in connection with certain changes in control of CombinatoRx.

The employment agreements with the CombinatoRx named executive officers are summarized below:

Dr. Mark Corrigan—Dr. Corrigan is employed as the President and Chief Executive Officer of CombinatoRx pursuant to an employment agreement. Under his employment agreement, Dr. Corrigan will receive an initial annual base salary of $450,000. In addition, Dr. Corrigan is eligible for cash incentive compensation at an annual target rate of up to 50% of his base compensation, at the discretion of the Compensation Committee. If CombinatoRx terminates Dr. Corrigan’s employment without cause, or Dr. Corrigan terminates his employment for good reason, Dr. Corrigan is entitled to receive a lump-sum payment equal to two times his annual base salary and will be permitted to continue to participate in the CombinatoRx’s medical and dental benefit plans for a period of 24 months following the date of termination, at our expense. Upon a change in control of CombinatoRx, if CombinatoRx terminates Dr. Corrigan’s employment without cause, or Dr. Corrigan terminates his employment for good reason, within 24 months of the change in control, Dr. Corrigan is entitled to the following: (i) all unvested stock options and other stock-based awards as of that date will become fully vested and exercisable; (ii) a lump sum payment equal to two times his annual base salary, and (iii) continued participation in the medical and dental benefit plans for a period of 24 months following the date of termination, at the company’s expense. Receipt of any benefits by Dr. Corrigan upon termination will be conditioned upon Dr. Corrigan executing a general release of all claims in a form provided by CombinatoRx.

Alexis Borisy—Mr. Borisy was employed as President and Chief Executive Officer of CombinatoRx until July 1, 2009. Under his employment agreement, Mr. Borisy was entitled to receive an annual base salary and an annual bonus based on Mr. Borisy’s and CombinatoRx’s performance. In connection with the entry into the merger agreement with Neuromed, Mr. Borisy’s employment with CombinatoRx terminated. In connection with this termination of employment, as required by Mr. Borisy’s employment and retention agreements with CombinatoRx, Mr. Borisy received on July 1, 2009: a single lump sum cash severance payment of $932,500; pay in lieu of notice of $77,708; a single lump sum cash retention payment of

$150,000; continuation of healthcare benefits (which may continue for up to 24 months); and accelerated vesting of his outstanding stock options and restricted stock awards. In connection with this termination of employment, CombinatoRx entered into a consulting agreement with Mr. Borisy. Under the consulting agreement, Mr. Borisy agreed to serve on the CombinatoRx Scientific Advisory Board and to assume the role of consultant until June 30, 2010. During this 12-month period, Mr. Borisy will be paid $350 per hour for his services as requested by CombinatoRx.

Robert Forrester—Mr. Forrester was employed as Chief Financial Officer of CombinatoRx until July 1, 2009, and upon the termination of Mr. Borisy’s employment in connection with the entry into the merger agreement with Neuromed, Mr. Forrester was appointed Interim President and Chief Executive Officer. Upon the consummation of the merger with Neuromed on December 21, 2009, Mr. Forrester was appointed Executive Vice President and Chief Operating Officer, and as required by Mr. Forrester’s employment and retention agreements with CombinatoRx, also became entitled to a lump-sum payment of $693,000 upon the change of control of CombinatoRx, as well as accelerated vesting of all of his outstanding stock options and restricted stock awards. Mr. Forrester served as the Executive Vice President and Chief Operating Officer of CombinatoRx until his resignation on January 5, 2010. In connection with this termination of employment, as required by Mr. Forrester’s employment and retention agreements with CombinatoRx, Mr. Forrester received in January 2010: pay in lieu of notice of $56,959; a single lump sum cash retention payment of $125,000; continuation of healthcare benefits for 24 months; and accelerated vesting of his outstanding stock options.

Dr. Christopher C. Gallen—Neuromed had an employment agreement with Dr. Gallen which was assumed by CombinatoRx upon the closing of the merger with Neuromed on December 21, 2009. The employment agreement provides that Dr. Gallen is entitled to receive an annual base salary that is to be reviewed annually through a regular performance review process. Under his employment agreement, Dr. Gallen is also eligible to receive an annual performance bonus. The agreement provides that Dr. Gallen will be entitled to 12 months salary plus an amount equal to his last annual bonus if he is terminated for any reason other than misconduct or if he resigns for good reason, provided that Dr. Gallen executes a full release and waiver of all claims against Neuromed and related parties. Under the agreement Dr. Gallen is eligible to receive stock options to be granted from time-to-time at the discretion of the Board of Directors. The agreement provides for accelerated vesting of options under certain circumstances. Dr. Gallen has not entered into a non-competition or a non-solicitation agreement with Neuromed or CombinatoRx. In addition, pursuant to an award agreement with Neuromed which was assumed by CombinatoRx in the Neuromed merger, Dr. Gallen was entitled to a $250,000 bonus payment if the product candidate, ExalgoTM, was approved by the United States Food and Drug Administration, or FDA, on or before September 30, 2010 and if Dr. Gallen remained employed by CombinatoRx through to FDA approval of Exalgo. Exalgo was approved by the FDA on March 1, 2010, and Dr. Gallen was paid this bonus on March 15, 2010.

Jason Cole—Mr. Cole is employed as Senior Vice President and General Counsel of CombinatoRx pursuant to an employment agreement. Under his employment agreement, Mr. Cole is entitled to receive an annual bonus based on Mr. Cole’s performance and CombinatoRx’s performance against reasonably attainable goals determined by the Compensation Committee after consultation with the Chief Executive Officer. Either Mr. Cole or CombinatoRx may terminate his employment for any reason. If CombinatoRx terminates Mr. Cole’s employment without cause or if Mr. Cole terminates his employment for good reason, he will be entitled to a lump sum payment equal to 12 months of his then current base salary, 12 months of the premium cost of participation in CombinatoRx’s medical and dental plans, subject to applicable law and plan terms, and accelerated vesting of 100% of the stock options and restricted stock which remain unvested on the date of termination, in each case subject to the execution of a release of claims. In the event CombinatoRx terminates Mr. Cole without cause or Mr. Cole terminates for good reason within two years following a change of control, with change of control defined in the employment agreement, Mr. Cole would be entitled to the same severance benefits provided above.

Key Compensation Committee Decisions

CombinatoRx Retention Program

On November 19, 2008, in connection with a strategic restructuring, the Compensation Committee approved an employee retention program to retain certain key employees, including Mr. Borisy, Mr. Forrester and Mr. Cole. As part of the retention program, the compensation committee approved one-time cash retention payments, modification of employee severance arrangements and the modification of the terms of existing stock options, all of which are summarized below. The compensation committee believed that the retention program was necessary to retain these individuals in order to preserve and create stockholder value after CombinatoRx’s strategic restructurings in late 2008.

One-time cash retention payments for certain of CombinatoRx’s executive officers under its employee retention program, with such payments payable in two equal installments, were as follows: Mr. Borisy, $300,000; Mr. Forrester, $250,000; and Mr. Cole, $150,000. Under these arrangements, the first installment was paid on April 1, 2009. In order to receive the second installment, payable on January 15, 2010, the executive officer was to remain employed by CombinatoRx on January 15, 2010, and Mr. Cole was paid the second installment on that date. In connection with the termination of his employment, CombinatoRx paid the second installment of Mr. Borisy’s cash retention payment, in the amount of $150,000, on July 6, 2009 and in connection with the termination of his employment, CombinatoRx paid the second installment of Mr. Forrester’s cash retention payment, in the amount of $125,000, on January 15, 2010.

Bonus Compensation

The Compensation Committee believes that discretionary cash bonuses are useful on a case by case basis to motivate and reward executive officers. Bonuses for executive officers are not guaranteed, but to date have been awarded from time to time, generally annually, only at the discretion of the Compensation Committee. Cash bonuses are used to bring annual cash compensation into a competitive range with our peer group of companies and to reward high performance.

As part of the compensation procedures, each year the Compensation Committee establishes a target cash bonus amount for each executive based on achievement of corporate goals. These goals are established and approved by the Compensation Committee on an annual basis and include specific objectives generally relating to the achievement of clinical, research, regulatory, business and/or financial milestones including success in conducting clinical trials, entering into new collaboration agreements, progress with research and preclinical development or success in attracting capital. The achievement of these objectives by CombinatoRx and its executive officers and their relative weightings are relevant to the Compensation Committee’s decision-making with respect to the cash bonuses and overall compensation but are not the sole basis for the Compensation Committee’s determination of executive compensation.

2008

At its January 7, 2009 meeting, and after receipt of the recommendations of CombinatoRx’s Chief Executive Officer and Chief Financial Officer and the Watson Wyatt evaluation, the Compensation Committee met in executive session with no members of management present. During this meeting, the Compensation Committee reviewed Watson Wyatt’s evaluation of executive compensation and the recommendations of CombinatoRx’s Chief Executive Officer and Chief Financial Officer and, consistent with the recommendations, determined an increased base salary for Mr. Cole for 2009, determined the 2008 cash bonus payment for Mr. Cole and deferred action regarding target cash bonus compensation for 2009 and the amount of stock options and restricted stock to be awarded to the executive officers and other employees. The Compensation Committee also deferred any action regarding base salaries and bonus compensation for Mr. Borisy and Mr. Forrester. In February 2009, the Compensation Committee determined bonus compensation for Mr. Forrester for 2008 and established target cash bonus compensation for the executive officers for 2009.

The target cash bonus amounts for each of the executive officers named in the Summary Compensation Table for 2008 was as follows:

•	Alexis Borisy, President and Chief Executive Officer: up to 55% of base salary

•	Robert Forrester, Executive Vice President and Chief Financial Officer: up to 45% of base salary

•	Jason Cole, Senior Vice President and General Counsel: up to 35% of base salary

In determining bonus and other compensation of executive officers for 2008, the Compensation Committee acknowledged that the Company’s stock price significantly decreased following the disclosure of the results of the phase 2 clinical trial of the Company’s product candidate Synavive, and the Compensation Committee utilized their discretion to determine that certain corporate goals were met, and in the case of certain executive officers, that their individual goals were met or exceeded, resulting in the bonus compensation disclosed in the Summary Compensation Table.

Based on this assessment by the Compensation Committee of the achievement of the CombinatoRx 2008 corporate goals and utilizing its discretion, Mr. Borisy was not paid a 2008 cash bonus, Mr. Forrester was paid a cash bonus of 58% of his target level due to his efforts in the corporate restructuring and area of business development and Mr. Cole was paid a cash bonus at 50% of his target level due to the achievement of a number of corporate governance and operational goals.

2009

Following the strategic restructuring of CombinatoRx at the end of 2008, the Compensation Committee set short-term corporate goals of focusing on reducing expenses, seeking to enter into collaboration agreements for the Company’s technology platform or product candidates, completing ongoing clinical trials, and other objectives and did not set long-term goals for 2009. Following a review of strategic alternatives, the Compensation Committee also made the entry into and completion of the merger with Neuromed a corporate goal.

The target cash bonus amount for each of the executive officers named in the Summary Compensation Table for 2009 was as follows:

•	Alexis Borisy, President and Chief Executive Officer: up to 55% of base salary

•	Robert Forrester, Executive Vice President and Chief Financial Officer: up to 45% of base salary

•	Jason Cole, Senior Vice President and General Counsel: up to 35% of base salary

The target cash bonus amounts for each of these executive officers for 2009 were set at these levels to reflect the varying levels of operational responsibility held by these officers at the time, as well as to provide an incentive to achieve the CombinatoRx 2009 corporate goals.

Mr. Borisy’s employment with CombinatoRx terminated on July 1, 2009, and he was not paid a 2009 bonus. Mr. Forrester’s employment with CombinatoRx terminated on January 5, 2010, and he was not paid a 2009 bonus. The merger with Neuromed closed on December 21, 2009, and Dr. Gallen became an executive officer of CombinatoRx, and on January 5, 2010, Dr. Corrigan was appointed the President and Chief Executive Officer of CombinatoRx. The Compensation Committee met throughout January and February of 2010 and up to the date of FDA approval of the product candidate Exalgo on March 1, 2010. During these meetings, the Compensation Committee received the recommendations of CombinatoRx’s Chief Executive Officer and Chief Financial Officer and reviewed the Watson Wyatt evaluation and considered executive compensation. At its March 2, 2010 meeting, the Compensation Committee, consistent with the recommendations, determined an increased 2010 base salary for Dr. Gallen of $375,000 and for Mr. Cole of $320,000 and determined the 2009 cash bonus payments for Dr. Gallen and Mr. Cole.

In determining bonus and other compensation of executive officers for 2009, the Compensation Committee focused on the activities of CombinatoRx during 2009, the completion of the merger with Neuromed and the FDA approval of Exalgo, and the Compensation Committee utilized their discretion to determine that certain corporate goals were met, and in the case of certain executive officers, that their individual goals were met or exceeded, resulting in the bonus compensation disclosed in the Summary Compensation Table.

Based on this assessment by the Compensation Committee of the achievement of the CombinatoRx 2009 corporate goals and utilizing its discretion, in addition to his $250,000 contractual bonus for the FDA approval of Exalgo, Dr. Gallen was paid a cash bonus of $50,000 due to his efforts in consummating the Neuromed merger and Mr. Cole was paid a cash bonus at 142% of his target level due to his efforts during 2009 to reduce expenses, negotiating collaboration agreements for the CombinatoRx technology platform, settling two lawsuits, supporting the Neuromed merger and his efforts to obtain FDA approval of Exalgo.

2010

Following the FDA approval of Exalgo in March of 2010, the CombinatoRx Board of Directors and Compensation Committee set 2010 corporate goals and target cash bonus amounts. The 2010 target cash bonus amount for each of the current CombinatoRx executive officers is as follows:

•	Mark Corrigan, President and Chief Executive Officer: up to 50% of base salary

•	Christopher Gallen, Executive Vice President, Research and Development: up to 40% of base salary

•	Justin Renz, Senior Vice President, Chief Financial Officer and Treasurer: up to 40% of base salary

•	Jason Cole, Senior Vice President and General Counsel: up to 40% of base salary

The target cash bonus amounts for each of these executive officers for 2010 are set at these levels to reflect the varying levels of operational responsibility held by these officers, as well as to provide an incentive to achieve the CombinatoRx 2010 corporate goals.

Other Benefits

CombinatoRx’s executive officers are eligible to participate in all of CombinatoRx’s employee benefit plans, such as medical, dental, group life and disability insurance, its 401(k) plan with matching contributions and its bonus program for employees who have served CombinatoRx for a number of years, in each case on the same basis as CombinatoRx’s other employees. There were no special benefits or perquisites provided to any executive officer in 2009, other than the payment of parking expenses for Messrs. Borisy and Forrester.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested restricted stock awards outstanding on December 31, 2009, the last day of our fiscal year, to each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mark H.N. Corrigan President and Chief Executive Officer	—	—		—	—	71,865	(2)	56,648

Alexis Borisy(3) Former President and Chief Executive Officer	25,714 57,143 42,857 197,143 200,000 50,000 150,000 50,000 255,000 152,500	— — — — — — — — — —		0.8694 0.875 0.875 1.3125 8.21 8.35 8.79 6.47 4.57 3.43	07/01/11 07/01/11 07/01/11 07/01/11 07/01/11 07/01/11 07/01/11 07/01/11 07/01/11 07/01/11	— — — — — — — — — —		— — — — — — — — — —

Robert Forrester(4) Former Executive Vice President and Chief Operating Officer	167,829 95,714 — — — — — —	— — 41,667 11,906 42,858 15,626 115,386 67,308	(5) (5) (5) (5) (5) (5)	0.875 1.3125 1.07 1.07 1.07 1.07 1.07 1.07	02/26/14 12/08/14 12/15/15 07/12/16 01/17/17 07/11/17 01/15/18 07/15/18	— — — — — — — —		— — — — — — — —

Christopher Gallen Executive Vice President, Research and Development	—	—		—	—	359,326	(6)	298,241

Jason Cole Senior Vice President and General Counsel	— — — — — — —	— 47,620 5,954 26,787 7,813 75,001 42,309	(8) (9) (10) (11) (12) (13)	— 1.07 1.07 1.07 1.07 1.07 1.07	— 01/23/16 07/12/16 01/17/17 07/11/17 01/15/18 07/15/18	18,750 — — — — — —	(7)	15,563 — — — — — —

(1)	The market value of the restricted stock and restricted stock unit awards is determined by multiplying the number of shares by $0.83, the closing price of our common stock on the Nasdaq Global Market on December 31, 2009, the last trading day of 2009.
(2)	Restricted stock unit granted under the Neuromed Special Equity Incentive Plan on December 21, 2009. All restricted stock units held by Dr. Corrigan would vest if the FDA’s approval of Exalgo occurred on or before September 30, 2010. Exalgo was approved by the FDA on March 1, 2010, and all of the restricted stock units held by Dr. Corrigan vested at such time.

(3)	Mr. Borisy’s employment with the Company ended effective July 1, 2009. Under the terms of the stock option agreements with Mr. Borisy, he has until July 1, 2011 to exercise his outstanding stock options.
(4)	Mr. Forrester’s employment with the Company ended effective January 5, 2010, at which time the vesting of all of his unexercisable stock options was accelerated in full, and under the terms of the stock option agreements with Mr. Forrester, he has until January 5, 2012 to exercise his outstanding stock options.
(5)	The options would vest with respect to all shares on December 21, 2010, but vesting accelerated on January 5, 2010 in connection with the termination of Mr. Forrester’s employment.
(6)	Restricted stock unit granted under the Neuromed Special Equity Incentive Plan on December 21, 2009. All restricted stock units held by Dr. Gallen would vest if the FDA’s approval of Exalgo occurred on or before September 30, 2010. Exalgo was approved by the FDA on March 1, 2010, and all of the restricted stock units held by Dr. Gallen vested at such time.
(7)	Subject to certain conditions specified in the relevant Restricted Stock Award Agreement, the restricted stock vested with respect to 25% of the shares on January 26, 2009, with the remainder vesting in increments of 25% on each January 26 thereafter.
(8)	The options will vest for 44,644 shares on December 21, 2010 and for 2,976 shares on January 23, 2011.
(9)	The options will vest for 4,837 shares on December 21, 2010, and for 372.3 shares on January 12, 2011 and quarterly thereafter.
(10)	The options will vest for 18,416 shares on December 21, 2010, and for 1,674.2 shares on January 17, 2011 and quarterly thereafter.
(11)	The options will vest for 4,395 shares on December 21, 2010, and for 488.3 shares on January 11, 2011 and quarterly thereafter.
(12)	The options will vest for 32,813 shares on December 21, 2010, and for 4,687.5 shares on January 15, 2011 and quarterly thereafter.
(13)	The options will vest for 13,222 shares on December 21, 2010, and for 2,644.3 shares on January 15, 2011 and quarterly thereafter.

Additional Narrative Discussion of Compensation Matters

Stock Options and Restricted Common Stock Awards of CombinatoRx

Grants of stock options and awards of restricted common stock or restricted stock units under the CombinatoRx equity compensation plans are designed to align the long-term interests of our executives with CombinatoRx shareholders and to assist in the retention of executives. As stock options granted by the Company generally become exercisable over a four-year period and forfeiture provisions with respect to restricted common stock awards generally lapse over a four-year period, their ultimate value is dependent upon the long-term appreciation of the CombinatoRx stock price and the executive’s continued employment with CombinatoRx. In addition, grants of stock options and awards of restricted common stock may result in an increase in executive officers’ equity interests in CombinatoRx, thereby providing such persons with the opportunity to share in the future value they are responsible for helping to create.

When granting stock options and awarding restricted common stock or restricted stock units, the Compensation Committee considers the relative performance and contributions of each executive officer compared to that of other officers within CombinatoRx with similar levels of responsibility. The number of options and awards granted to each executive officer is generally determined by the Compensation Committee subjectively on the basis of data obtained from a generally available outside survey of stock option grants and restricted common stock awards in the biotechnology industry, the benchmarking information provided by Watson Wyatt and personal knowledge of the Compensation Committee members regarding executive stock options and restricted common stock awards at comparable companies.

The authority to make equity grants and cash bonus awards to executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of its Chief Executive Officer in setting the compensation of our other executives, and from time-to-time the Compensation Committee has delegated to the Chief Executive Officer, Chief Financial Officer and General Counsel the authority to make grants of a limited pool of stock options to new employees or for retention purposes, as long as such grants are not greater than 30,000 shares of common stock and are not made to executive officers and are reported to the Compensation Committee at the first meeting subsequent to effecting such grants. All of our option grants made prior to our initial public offering, including all grants to executives, were made under our Amended and Restated 2000 Stock Option Plan. All of our stock option and restricted stock grants to our executive officers since our initial public offering have been made under our Amended and Restated 2004 Equity Incentive Plan. Beginning with our initial public offering on November 9, 2005, we determined the exercise price of our stock option grants based on the average of the high and low sale prices of our common stock on The Nasdaq Global Market on the date of grant. As of September 5, 2006, we determine the exercise price of our stock option grants based on the closing market value of our common stock as reported on The Nasdaq Global Market on the date of grant. The value of the shares subject to our 2008 and 2009 option grants to executive officers are reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables above.

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

At the meetings of the Compensation Committee held in January and February, 2009, the Compensation Committee decided no stock options or restricted stock awards would be granted to the CombinatoRx executive officers at that time. The Compensation Committee did grant stock options to non-executive employees on March 2, 2009.

As part of the retention plan approved by the Compensation Committee in November 2008, on March 18, 2009 the outstanding stock options held by CombinatoRx employees, including Mr. Borisy, Mr. Forrester and Mr. Cole, were modified such that in the event of the termination of their employment with CombinatoRx, such options could be exercised for two years following such termination.

Option Repricings—CombinatoRx Option Exchange Program

On June 30, 2009, our Board of Directors authorized, subject to stockholder approval that was obtained on December 18, 2009, an Option Exchange Program under which CombinatoRx’s eligible employees had the opportunity to exchange outstanding options with exercise prices greater than or equal to $1.31 per share, or Eligible Options, for a lesser number of options with an exercise price equal to the closing price of CombinatoRx common stock on December 21, 2009, the day the Option Exchange Program ended. The Option Exchange Program commenced on October 13, 2009 and was open to eligible employees of CombinatoRx designated for participation by our Board of Directors, including all executive officers. Members of the CombinatoRx board of directors were not permitted to participate in the Option Exchange Program.

Options to purchase approximately 1,760,574 shares of CombinatoRx common stock, held by 33 eligible participants, were eligible for the Option Exchange Program. The Option Exchange Program expired at 5:00 p.m., Eastern time, on December 21, 2009. Pursuant to the Option Exchange Program, eligible participants tendered, and CombinatoRx accepted for cancellation, Eligible Options to purchase an aggregate of 1,490,750 shares of CombinatoRx common stock from 30 eligible participants, representing 85% of the total shares of common stock underlying options eligible for exchange in the Option Exchange Program. On December 21,

2009, CombinatoRx granted new stock options to eligible participants to purchase an aggregate of approximately 941,065 shares of CombinatoRx common stock in exchange for the cancellation of the tendered Eligible Options. The exercise price per share of the new options granted in the Option Exchange Program is $1.07 per share, the closing price of CombinatoRx common stock as reported by The Nasdaq Global Market on December 21, 2009.

The named executive officers who participated in the Option Exchange Program are as follows:

Officer	Number of Eligible Options	Number of Eligible Options exchanged	Number of New Options issued in the Option Exchange Program
Robert Forrester	560,714	465,000	294,751
Jason Cole	333,750	333,750	205,484

Neuromed Special Equity Incentive Plan

Upon the consummation of the merger with Neuromed, CombinatoRx assumed the Neuromed Special Equity Incentive Plan, pursuant to which certain employees and directors of Neuromed have been granted awards of restricted stock units representing 1,077,976 shares of CombinatoRx common stock. The maximum number of shares of CombinatoRx common stock that may be issuable upon vesting of such awards to Drs. Corrigan, Gallen and Hunter was as follows:

Officer/Director	Number of Awards
Mark H.N. Corrigan	71,865
Christopher C. Gallen	359,326
William Hunter	71,865

The vesting and forfeiture schedule of awards granted under the Neuromed Special Equity Incentive Plan provided that:

•	All restricted stock units held by the participants would vest if the FDA’s approval of Exalgo occurs on or before September 30, 2010;

•	If the FDA had not approved Exalgo by October 1, 2010, participants would then forfeit 50% of their restricted stock units;

•	If the FDA’s approval of Exalgo occurred on or after October 1, 2010 and before January 1, 2011, the then remaining 50% of the original restricted stock units held by the participants would vest; and

•	If the FDA had not approved Exalgo by January 1, 2011, participants would then forfeit 7.143% of their original number of restricted stock units.

Exalgo was approved by the FDA on March 1, 2010, and all of the restricted stock units held by these individuals vested at such time.

2010 Stock Option and Restricted Stock Unit Awards

In connection with his appointment as the President and Chief Executive Officer of CombinatoRx, on January 15, 2010, CombinatoRx awarded Dr. Corrigan an option to purchase 1,500,000 shares of CombinatoRx common stock with an exercise price of $0.95 per share and restricted stock units, or RSUs, for 750,000 shares of CombinatoRx common stock. The stock option is subject to time-based vesting criteria while the RSUs were subject to both performance-based vesting, related to the FDA approval of the product candidate Exalgo, and time-based vesting criteria. Subject to Dr. Corrigan’s continued employment, 25% of the stock option will vest on January 15, 2011 and 6.25% of the stock option will vest each quarterly anniversary thereafter. Forfeiture restrictions on all 750,000 of the RSUs would lapse if the FDA approved Exalgo on or before September 30,

2010. The FDA approved Exalgo on March 1, 2010, triggering the performance-base vesting on 750,000 of the RSUs. As a result, 187,500 shares of common stock subject to the RSUs shall vest on January 15, 2011 and on each of the three anniversaries thereafter if Dr. Corrigan remains employed by CombinatoRx on the respective vesting date. Notwithstanding the above-described vesting criteria, 100% of Dr. Corrigan’s stock options and RSUs will vest if Dr. Corrigan is terminated without cause or resigns for good reason within 24 months of a change of control of CombinatoRx.

On January 15, 2010, CombinatoRx awarded Mr. Cole an option to purchase 350,000 shares of CombinatoRx common stock with an exercise price of $0.95 per share. Subject to Mr. Cole’s continued employment, 25% of the stock option will vest on January 15, 2011 and 6.25% of the stock option will vest each quarterly anniversary thereafter. On January 15, 2010, CombinatoRx awarded Dr. Gallen an option to purchase 180,000 shares of CombinatoRx common stock with an exercise price of $0.95 per share. Subject to Dr. Gallen’s continued employment, 15,000 shares subject to the stock option will vest on a monthly basis until January 15, 2011.

Nonqualified Deferred Compensation Plan

Effective December 1, 2007, the Compensation Committee approved the CombinatoRx nonqualified deferred compensation plan, or the NQ Plan, a non-qualified tax-deferred compensation plan in which certain senior managers and officers of CombinatoRx may participate. The NQ Plan provides a tax-favorable vehicle for deferring cash compensation, including base salary and bonus awards. Under the NQ Plan, each year a participant may defer up to 25% of his or her base salary and up to 100% of his or her annual cash bonus pay. The participant will at all times be vested in the portion of his or her account attributable to the compensation the participant has elected to defer under the NQ Plan. CombinatoRx has established a special account for each participant; however, the obligation to pay the balance credited to such account will at all times be an unfunded and unsecured obligation of CombinatoRx and rank on parity with other unsecured and unsubordinated indebtedness of CombinatoRx from time to time outstanding. Mr. Borisy, and Mr. Forrester elected to participate in the NQ Plan in the 2008 and 2009 plan years.

CombinatoRx may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to four percent (4%) of each such participant’s cash compensation for such year, less the amount of matching contributions made to CombinatoRx’s qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by CombinatoRx on the date the matching contribution is credited to the NQ Plan, which is typically the January following a participant’s election, and have deferred the maximum amount permitted under the tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals.

DIRECTOR COMPENSATION

Director Compensation Table

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)		Option Awards($)(3)	Total($)
Mark Corrigan(4)	0	76,896	(6)	—	76,896
Sally Crawford	50,000	—		—	50,000
Barbara Deptula(5)	35,000	—		—	35,000
Todd Foley(4)	0	—		—	0
Patrick Fortune(5)	60,000	—		—	60,000
Frank Haydu	75,000	—		—	75,000
William Hunter(4)	0	76,896	(6)	—	76,896
Michael Kauffman	30,000	—		—	30,000
W. James O’Shea	30,000	—		—	30,000
Richard Pops(5)	35,000	—		—	35,000
Hartley Richardson(4)	0	—		—	0

(1)	On December 21, 2009, upon the closing of the merger with Neuromed, Drs. Corrigan and Hunter, and Messrs. Foley and Richardson became directors of CombinatoRx, but no cash board fees were earned or payable to these individuals during 2009.
(2)	Amount reflects the grant date fair value of the director’s awards restricted stock units, calculated in accordance with SFAS 123(R). For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the SFAS 123(R) amounts will ever be realized by the director. See notes 2 and 10 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 26, 2010 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2009.
(3)	No stock options were granted to the members of the CombinatoRx Board of Directors during the year ended December 31, 2009. The aggregate number of stock option awards outstanding as of December 31, 2009 for the members of the Board of Directors was: Ms. Crawford – 37,500, Ms. Deptula – 66,057, Mr. Fortune – 37,500, Mr. Haydu – 81,071, Dr. Kauffman – 47,857, Mr. O’Shea – 37,500 and Mr. Pops – 120,928.
(4)	Appointed to the CombinatoRx Board of Directors on December 21, 2009, upon the closing of the merger with Neuromed.
(5)	Resigned from the CombinatoRx Board of Directors on December 21, 2009, upon the closing of the merger with Neuromed.
(6)	Represents the grant date fair value, calculated in accordance with SFAS 123(R), of a restricted stock unit award for 71,865 shares of CombinatoRx common stock made to each of Dr. Corrigan and Dr. Hunter on December 21, 2009 under the Neuromed Special Equity Incentive Plan in connection with Dr. Corrigan’s and Dr. Hunter’s prior service on the Neuromed Board of Directors. The aggregate number of restricted stock awards outstanding as of December 31, 2009 for Drs. Hunter and Corrigan were 71,865 each. Dr. Corrigan became the President and Chief Executive Officer of CombinatoRx on January 5, 2010, and his stock award is also reported in the Summary Compensation Table.

Non-Employee Director Compensation Policy

On September 28, 2006, based on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors adopted a new non-employee director compensation policy, to replace the previous non-employee director compensation policy, which went into effect upon our initial public offering on November 9, 2005.

Under the terms of the director compensation policy, non-employee directors each receive an annual cash retainer in the amount of $25,000, payable quarterly, for their service as directors. Each non-employee director also receives an annual cash retainer of $5,000, payable quarterly, for each standing committee of the Board of Directors they serve on. The chairperson of the Board of Directors receives an additional $10,000 per year for his or her service, the chairperson of the Audit Committee receives an additional $10,000 per year for his or her service, and the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee each receives $5,000 per year for his or her service. In September 2009, in connection with their service on the Transaction Committee of the Board of Directors and their assistance with issues relating to the Neuromed merger, the Board of Directors approved a one-time, lump sum payment of $20,000 to each of Messrs. Haydu and Fortune and Ms. Crawford. In March 2010, in connection with his service as chairperson of the Board of Directors, the Compensation Committee approved a one-time lump sum cash payment to Mr. Haydu of $25,000.

Under the terms of the director compensation policy, non-employee directors will also be entitled to receive an annual grant of options under our Amended and Restated 2004 Incentive Plan to purchase 15,000 shares of our common stock for service at and after each Annual Meeting of Stockholders. The exercise price of all options granted to non-employee directors may not be less than 100% of the fair market value of our common stock on the date of the grant. All options granted on an annual basis pursuant to the director compensation policy expire ten years after the date of grant and become fully exercisable on the first anniversary of the date of grant. On January 15, 2010, in accordance with the non-employee director compensation policy, each non-employee director of CombinatoRx was granted options to purchase 15,000 shares of common stock, with an exercise price of $0.95 per share.

CombinatoRx also reimburses members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Directors who are also CombinatoRx employees receive no additional compensation for serving as directors.

Indemnification Agreements

CombinatoRx has entered into indemnification agreements with each of its current directors to give such directors additional contractual assurances regarding the scope of the indemnification set forth in our certificate of incorporation and By-Laws and to provide additional procedural protections.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount of common stock of CombinatoRx beneficially owned, directly or indirectly, as of April 27, 2010, by (i) each current director of CombinatoRx, (ii) each named executive officer of CombinatoRx, (iii) all directors and named executive officers of CombinatoRx as a group, and (iv) each person who is known to CombinatoRx to beneficially own more than five percent (5%) of the outstanding shares of common stock of CombinatoRx, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted. Unless otherwise indicated, the address for each person listed below is c/o CombinatoRx, Incorporated, 245 First Street, Third Floor, Cambridge, Massachusetts 02142.

Beneficial ownership is determined by the rules of the Securities and Exchange Commission and includes voting or investment power of the securities. As of April 27, 2010, CombinatoRx had 88,867,597 shares of common stock outstanding. Shares of common stock subject to options, restricted stock units or other rights to purchase which are now exercisable or are exercisable within 60 days after April 27, 2010 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with MPM Asset Management(1)	14,633,961	16.5%
Entities affiliated with James Richardson & Sons, Limited(2)	6,426,835	7.2%

Directors and Named Executive Officers
Mark Corrigan	87,205	*
Christopher Gallen(3)	1,567,986	1.8%
Jason Cole(4)	19,825	*
Sally Crawford(5)	31,250	*
Todd Foley	0	*
Frank Haydu(6)	66,071	*
William Hunter	110,022	*
Michael Kauffman(7)	47,857	*
W. James O’Shea(8)	31,250	*
Hartley T. Richardson	199, 700	*
All current named executive officers and directors as a group (10 persons)(9)	2,161,166	2.4%

*	Represents holdings of less than 1%
(1)

The address for MPM Asset Management is The John Hancock Tower, 200 Clarendon Street, 54th Floor, Boston, Massachusetts 02116. Based solely on a Schedule 13D/A filed with the SEC on March 17, 2010, of the 14,633,961 shares of common stock beneficially owned by MPM Asset Management, MPM BioVentures III-QP, L.P. beneficially owns 12,121,206 shares of common stock, MPM BioVentures III, L.P. beneficially owns 813,832 shares of common stock, MPM Asset Management Investors 2003 BVIII LLC beneficially owns 234,384 shares of common stock, MPM BioVentures III, GmbH & Co. Beteiligungs KG beneficially owns 1,023,146 shares of common stock, MPM BioVentures III Parallel Fund, L.P. beneficially owns 365,078 shares of common stock and MPM Asset Management LCC beneficially owns 76,315 shares of common stock. Voting and/or dispositive decisions with respect to the shares held by MPM Asset Management Investors 2003 BVIII, LLC, MPM Bioventures III, L.P., MPM Bioventures III GmbH & Co. Beteiligungs KG, MPM Bioventures III Parallel Fund L.P. and MPM Bioventures III-QP, L.P. are made by MPM BioVentures III G.P., L.P. and MPM BioVentures III LLC (“BV III LLC”), the direct and indirect general partners of MPM Bioventures III, L.P., MPM Bioventures III GmbH & Co. Beteiligungs KG, MPM

Bioventures III Parallel Fund L.P. and MPM Bioventures III-QP, L.P. and BV III LLC is the manager MPM Asset Management Investors 2003 BVIII, LLC. Mr. Kurt C. Wheeler, Dr. Luke Evnin, Dr. Ansbert Gadicke, Dr. Nick Galakatos, Dr. Michael Steinmetz, Mr. Nick Simon and Dr. Dennis Henner are members of BV III LLC. Each member of BV III LLC has shared voting and shared dispositive power with respect to such shares. Each member of the group disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(2)	The address for James Richardson & Sons, Limited is James Richardson & Sons, Limited, 3000—One Lombard Place, Winnepeg, Manitoba R3B 0Y1, Canada. Based solely on a Schedule 13G filed with the SEC on March 11, 2010, voting and/or dispositive decisions with respect to the shares held by James Richardson & Sons, Limited are subject to the prior approval of a majority of the directors. The directors of James Richardson & Sons, Limited are Hartley T. Richardson, Carolyn A. Hursh, Kristjan M. Benidickson, Royden R. Richardson, Gregg J. Hanson, Harvey L. Secter and Charles M. Winograd. Each director of James Richardson & Sons, Limited disclaims beneficial ownership of any shares held by James Richardson & Sons, Limited except to the extent of his or her pecuniary interest, if any. Hartley T. Richardson is also President and Chief Executive Officer of, and has an indirect minority interest in, James Richardson & Sons, Limited.
(3)	Consists of 1,492,986 shares of common stock and 75,000 shares of common stock underlying options exercisable within 60 days of April 27, 2010.
(4)	Consists of 7,325 shares of common stock and 12,500 shares of restricted common stock,
(5)	Consists of 31,250 shares of common stock underlying options exercisable within 60 days of April 27, 2010.
(6)	Consists of 66,071 shares of common stock underlying options exercisable within 60 days of April 27, 2010.
(7)	Consists of 47,857 shares of common stock underlying options exercisable within 60 days of April 27, 2010
(8)	Consists of 31,250 shares of common stock underlying options exercisable within 60 days of April 27, 2010.
(9)	See footnotes 3-8 above.

The tabular disclosure of our Securities Authorized for Issuance under Equity Compensation Plans can be found in Item 5 of our Annual Report on Form 10-K filed on March 26, 2010, which table is hereby incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions and Director Independence

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

In April 2007, the Board of Directors adopted a written policy of procedures for the review, approval and ratification of transactions involving CombinatoRx and “related persons” (directors and executive officers or their immediate family members, or shareholders beneficially owning more than five percent of the common stock). The policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant, in which the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2008, CombinatoRx has engaged in the following related person transactions.

Divestiture of CombinatoRx (Singapore) Pte. Ltd.

CombinatoRx (Singapore) Pte. Ltd., or CombinatoRx Singapore, was formed on August 16, 2005 as a majority-owned subsidiary of CombinatoRx for the purpose of discovering and developing product candidates to treat infectious diseases. On June 2, 2009, CombinatoRx divested its 51% equity ownership interest in CombinatoRx Singapore, by selling its 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. At the time of the divestiture, BioMedical Sciences held warrants, preferred shares and convertible promissory notes issued by CombinatoRx Singapore that were convertible under certain circumstances into shares of CombinatoRx common stock.

In connection with the divestiture, CombinatoRx entered into a termination agreement with CombinatoRx Singapore and BioMedical Sciences, pursuant to which the parties agreed to terminate all of the prior agreements among CombinatoRx, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with CombinatoRx, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of CombinatoRx common stock.

CombinatoRx also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore was assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, CombinatoRx agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

Termination of Research and License Agreement with Angiotech Pharmaceuticals, Inc.

In October 2005, CombinatoRx entered into a research and license agreement with Angiotech Pharmaceuticals, Inc., or Angiotech, under which CombinatoRx agreed to use its cHTS technology in a joint research project with Angiotech to screen different combinations of compounds to be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field. Under the research and license agreement, Angiotech paid CombinatoRx a $27.0 million up-front license execution fee, and on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years and paid an additional license execution fee of $7.0 million.

On November 10, 2009, CombinatoRx and Angiotech mutually agreed to terminate the research and license agreement. Under the terms of the termination, CombinatoRx was not required to return to Angiotech any funds paid to CombinatoRx under the research and license agreement. Dr. Hunter is the President and Chief Executive Officer of Angiotech, and is also a member of its Board of Directors. Dr. Hunter was a member of the Board of Directors of Neuromed prior to its merger with CombinatoRx on December 21, 2009, or the Merger, at which time Dr. Hunter became a member of the CombinatoRx Board of Directors.

Merger with Neuromed Pharmaceuticals

In connection with the Merger, all outstanding Neuromed stock options granted under the Neuromed stock option plans were accelerated in full immediately prior to the effective time of the Merger and shares of Neuromed capital stock received upon exercise of such accelerated options were exchangeable for shares of CombinatoRx common stock upon consummation of the Merger. Former Neuromed officers and directors who are now CombinatoRx officers or members of the CombinatoRx Board of Directors received the following amounts of CombinatoRx common stock as merger consideration:

Individual	Shares
Mark Corrigan	38,157
Christopher Gallen	1,239,733
William Hunter	38,157
Hartley T. Richardson	38,157

As a result of the Merger and as discussed above, the vesting of Mr. Forrester’s outstanding restricted stock awards for 6,250 shares of CombinatoRx common stock fully accelerated and such shares of CombinatoRx common stock became non-forfeitable. Also, pursuant to the terms of his employment agreement, upon consummation of the Merger, Mr. Forrester became entitled to a one-time payment of $693,000.

Registration Rights

Entities affiliated with MPM Asset Management LLC hold 14,633,961 shares of CombinatoRx common stock and James Richardson & Sons, Limited holds 6,426,835 shares of CombinatoRx common stock. Pursuant to a Registration Rights Agreement entered into on June 30, 2009, in connection with the Merger, entities affiliated with MPM Asset Management LLC and James Richardson & Sons, Limited are entitled to require CombinatoRx to register their shares or participate in a registration of shares by CombinatoRx under the Securities Act. On April 16, 2010, CombinatoRx filed a Registration Statement on Form S-3 with the SEC registering all 21,060,796 shares currently held by the entities affiliated with MPM Asset Management LLC and James Richardson & Sons, Limited. Mr. Todd Foley, one of our directors, is Managing Director of MPM Capital Management LLC. Mr. Hartley T. Richardson, one of our directors, is President and Chief Executive Officer of, and has an indirect minority interest in, James Richardson & Sons, Limited, where he is also a member of the board of directors.

Item 14.	Principal Accounting Fees and Services

The firm of Ernst & Young LLP, independent auditors, has been selected by the Audit Committee as auditors for CombinatoRx for the fiscal year ending December 31, 2010. Ernst & Young LLP acted as independent auditors for CombinatoRx for the year ended December 31, 2009. The Audit Committee, or a designated member thereof, pre-approves each audit and non-audit service rendered by Ernst & Young LLP to CombinatoRx pursuant to the CombinatoRx Audit and Non-Audit Pre-Approval Policy.

The following table shows information about fees billed to CombinatoRx by Ernst & Young LLP for the fiscal years ended December 31, 2009 and 2008.

	Fiscal Year 2009	Percentage of 2009 Services Approved by Audit Committee	Fiscal Year 2008	Percentage of 2008 Services Approved by Audit Committee
Audit fees(1)	$493,740	100%	$323,700	100%
Audit-related fees(2)	$—	—%	$5,900	100%
Tax fees	$—	—%	$—	—%
All other fees	$—	100%	$—	—%

Total fees	$493,740	100%	$329,600	100%

(1)	Audit fees in 2009 include fees in the amount of $145,700 in connection with the Neuromed merger relating to the registration statement on Form S-4 filed by CombinatoRx with the SEC, the non-offering prospectus filed by CombinatoRx with the British Columbia Securities Commission, and related consultations and consents.
(2)	Audit-related fees in 2008 relate to agreed upon procedures performed by Ernst & Young LLP for CombinatoRx (Singapore) Pte. Ltd. related to the grant from the Singapore Economic Development Board.

AUDIT COMMITTEE REPORT(1)

The Audit Committee has reviewed the CombinatoRx audited financial statements for the fiscal year ended December 31, 2009 and has discussed these statements with management and Ernst & Young LLP, the Company’s independent registered public accounting firm. CombinatoRx management is responsible for the preparation of the company’s financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. Ernst & Young LLP is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee is responsible for providing independent, objective oversight of the company’s accounting functions and internal controls.

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

Based on its discussions with management and our independent registered public accounting firm, and its review of the representations and information provided by management and our independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the CombinatoRx Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

Respectfully submitted by the

Audit Committee,

Frank Haydu, Chairperson

Michael Kauffman

W. James O’Shea

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

COMBINATORX, INCORPORATED

By:	/s/ MARK H.N. CORRIGAN
Mark H.N. Corrigan President and Chief Executive Officer

Date: April 30, 2010