Form 10-Q
period 2010-03-31
COMBINATORX, INC
filed 2010-05-12
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2010: 88,973,919 shares

COMBINATORX, INCORPORATED

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to CombinatoRx, Incorporated (“CombinatoRx”) and its subsidiaries (“we”, “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or preclinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and preclinical trials and studies; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

The risks, uncertainties and assumptions referred to above include risks that are described in the Risk Factors section if our annual report on Form 10-K and in our other Securities and Exchange Commission reports. You are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this quarterly report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

Item 1.	Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

CombinatoRx, Incorporated

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$3,585	$8,779
Restricted cash	750	750
Short-term investments	49,133	14,551
Accounts receivable	1,415	2,927
Prepaid expenses and other current assets	2,341	5,415

Total current assets	57,224	32,422
Property and equipment, net	7,677	8,380
Intangible asset, net	40,738	45,423
Restricted cash and other assets	1,820	1,927

Total assets	$107,459	$88,152

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$994	$4,269
Accrued expenses	2,343	5,495
Accrued restructuring	597	1,274
Deferred revenue	2,500	2,750
Current portion of lease incentive obligation	284	284

Total current liabilities	6,718	14,072

Deferred revenue, net of current portion	2,917	2,667
Deferred rent, net of current portion	767	775
Lease incentive obligation, net of current portion	1,655	1,726
Other long-term liabilities	2,137	3,235
Contingent consideration	—	12,764

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 88,862 and 117,828 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	89	118
Additional paid-in capital	315,892	272,405
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(222,716)	(219,608)

Stockholders’ equity	93,265	52,913

Total liabilities and stockholders’ equity	$107,459	$88,152

CombinatoRx, Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31
	2010	2009 as Adjusted

Revenue:
Collaborations	$41,065	$2,329
Government contracts and grants	265	304

Total revenue	41,330	2,633

Operating expenses:
Research and development	7,381	7,137
General and administrative	3,862	3,647
Amortization of intangible asset	4,684	—
Restructuring	—	441

Total operating expenses	15,927	11,225

Income (loss) from operations	25,403	(8,592)
Interest income	7	128
Interest expense	—	(16)
Loss on revaluation of contingent consideration	(29,286)	—
Other (expense) income	(142)	4

Net loss before provision for income taxes	(4,018)	(8,476)
Income tax benefit	910	—

Net loss from continuing operations	(3,108)	(8,476)

Discontinued operations:
Loss from operations of discontinued subsidiary	—	(1,007)

Loss on discontinued operations	—	(1,007)

Net loss	$(3,108)	$(9,483)

Net loss per share—basic and diluted:
From continuing operations	$(0.05)	$(0.24)
From discontinued operations	—	(0.03)

Net loss per share—basic and diluted	$(0.05)	$(0.27)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	63,310,675	35,013,381

CombinatoRx, Incorporated

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months Ended March 31
	2010	2009 as Adjusted
Operating activities
Net loss	$(3,108)	$(9,483)
Less: Net loss from discontinued operations	—	(1,007)

Loss from continuing operations	(3,108)	(8,476)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	5,306	749
Noncash interest expense	—	15
Noncash rent expense	(71)	(144)
Stock-based compensation expense	1,575	1,254
Loss on revaluation of contingent consideration	29,286	—
Loss (gain) on sale of fixed assets	52	(3)
Foreign exchange loss	80	—
Decrease in deferred rent	(8)	—
Changes in assets and liabilities:
Decrease in accounts receivable	1,512	218
Decrease in prepaid expenses and other assets	3,204	68
Decrease in accounts payable	(3,275)	(1,582)
Decrease in accrued restructuring	(677)	(1,368)
Decrease in accrued expenses and other long-term liabilities	(4,348)	(278)
Decrease in deferred revenue	—	(1,323)

Net cash provided by (used in) operating activities from continuing operations	29,528	(10,870)
Net cash used in operating activities from discontinued operations	—	(802)

Net cash provided by (used in) operating activities	29,528	(11,672)

Investing activities
Purchases of property and equipment	(67)	(84)
Proceeds from sale of property and equipment	97	—
Purchases of short-term investments	(96,080)	(35,415)
Sales and maturities of short-term investments	61,500	44,790

Net cash (used in) provided by investing activities from continuing operations	(34,550)	9,291
Net cash used in investing activities from discontinued operations	—	(8)

Net cash (used in) provided by investing activities	(34,550)	9,283

Financing activities
Proceeds from exercise of stock options	223	2
Repurchases of common stock	(391)	—

Net cash (used in) provided by financing activities from continuing operations	(168)	2

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net decrease in cash and cash equivalents	(5,194)	(2,387)
Cash and cash equivalents at beginning of the period (1)	8,779	10,380

Cash and cash equivalents at end of the period (1)	$3,585	$7,993

(1)	Cash and cash equivalents as of December 31, 2008 and March 31, 2009 includes cash and cash equivalents of the Company’s Singapore Subsidiary of $7,341 and $6,531, respectively.

CombinatoRx, Incorporated

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CombinatoRx, Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. As discussed in Note 3, the results of operations and the assets and the liabilities related to the divestiture of the Company’s Singapore subsidiary in June 2009 (the “Divestiture”) have been accounted for as discontinued operations. Accordingly, the results of operations from prior periods have been reclassified to discontinued operations as a result of the Divestiture. Additionally, operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010.

In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after March 31, 2010 through the date of the filing of this Form 10-Q. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued guidance which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on the accounting for multiple element arrangements, including whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While the Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations, this standard may impact the Company in the event it completes future transactions or modifies existing collaborative relationships.

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

3. Discontinued Operations

On June 2, 2009, the Company divested its 51% equity ownership interest in CombinatoRx (Singapore) Pte. Ltd. (“CombinatoRx Singapore”), by selling its 2,602,041 ordinary shares of CombinatoRx Singapore to the other stockholder of CombinatoRx Singapore, BioMedical Sciences Investment Fund Pte. Ltd. (“BioMedical Sciences”), for nominal consideration. In connection with the divestiture, the Company, CombinatoRx Singapore and BioMedical Sciences entered into a termination agreement pursuant to which the parties agreed to terminate all of the prior agreements among the Company, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the Divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with the Company, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences are no longer convertible into shares of the Company’s common stock. The Company also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with the assistance of the Company since the formation of CombinatoRx Singapore. Under the share purchase agreement, the Company has agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010.

The results of operations and the assets and the liabilities related to the divestiture of CombinatoRx Singapore in June 2009 have been accounted for as discontinued operations. Accordingly, the accompanying consolidated financial statements and notes have been retrospectively adjusted to reclassify discontinued operations for all periods presented.

4. Fair Value Disclosure

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

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2010:

	Fair Value Measurement as of March 31, 2010			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$46,383	$2,750	$—	$49,133

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

As of December 31, 2009, the liability for contingent consideration was valued using management’s estimates of the number of shares that would be released to the former stockholders of Neuromed Pharmaceuticals Inc. (“Neuromed”) upon the outcome and related timing of FDA approval of Exalgo™ (see Note 7). The valuation was dependent on the Company’s stock price and an assessment of the final number of Escrow Shares that were to be issued to former Neuromed stockholders. As such, this valuation was determined to be a Level 3 valuation, as the primary inputs were unobservable. On March 1, 2010, the shares held in escrow were released to the former Neuromed stockholders upon the FDA’s approval of Exalgo. The Company valued the liability prior to settlement using the closing stock price on March 1, 2010. This valuation was a Level 1 valuation, as the Company’s stock price is an observable input.

The following table provides a roll forward of the fair value of the contingent consideration, where fair value is determined by Level 3 inputs:

Balance at January 1, 2010	$12,764
Additions	—
Change in fair value	—
Transfer to Level 1 valuations	(12,764)

Balance at March 31, 2010	$—

5. Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at March 31, 2010 and December 31, 2009 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
March 31, 2010
Government agency securities	$2,750	$—		$—	$2,750
Treasury money market funds	46,383	—		—	46,383

	$49,133	$—	$		$49,133

December 31, 2009
Government agency securities	$7,845	$—		$(2)	$7,843
Treasury money market funds	6,708	—		—	6,708

	$14,553	$—		$(2)	$14,551

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at March 31, 2010 and December 31, 2009, by contractual maturity, were as follows:

	March 31, 2010		December 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$2,750	$2,750	$7,845	$7,843

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

6. Intangible Asset

The intangible asset relates to the commercial rights to the Exalgo contract that was acquired as part of the December 21, 2009 merger with Neuromed. The intangible asset amount of $45,943 was recorded at fair value on the merger date. The merger date fair value was determined using the projected future cash flows associated with the commercial rights to Exalgo that were sold to Covidien in June 2009. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years, representing the estimated remaining patent life of Exalgo. The Company recognized $4,684 and $0 of amortization expense for the three months ended March 31, 2010 and 2009, respectively.

7. Contingent Consideration

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

Because the FDA did not approve Exalgo prior to January 1, 2010, 29,943,752 Escrow Shares were returned to the Company on January 1, 2010 and were subsequently cancelled. The FDA approved Exalgo on March 1, 2010. As a result, 37,883,123 Escrow Shares were released to former Neuromed stockholders.

The Company had classified the fair value of contingent consideration of $12,764 as a long-term liability in the consolidated balance sheet as of December 31, 2009. On March 1, 2010, the FDA approved the New Drug Application for Exalgo, and the contingency was resolved. The fair value of the contingent consideration liability was $42,050 as of March 1, 2010 and the Company recorded a loss of $29,286 in the three months ended March 31, 2010. The fair value of the contingent consideration as of the resolution of the contingency was recorded as additional paid-in capital upon the release of the Escrow Shares.

8. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended March 31,
	2010	2009
Net loss	$(3,108)	$(9,483)
Other comprehensive loss:
Change in unrealized gain (loss) on investments	2	(61)

Comprehensive loss	$(3,106)	$(9,544)

9. Net Loss Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the Escrow Shares issued in connection with the Neuromed merger “participating securities” because they include rights to participate in undistributed earnings of the Company in the form of dividends with the common stock on a one for one basis. Prior to being released from escrow, the Escrow Shares were not considered in the calculation of basic net loss per share for the three months ended March 31, 2010 since they did not include a contractual obligation to share in the losses of the Company.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2010 and 2009, as they would be anti-dilutive.

	Three Months Ended March 31,
	2010	2009
Options outstanding	7,304,512	5,727,702
Unvested restricted stock or restricted stock units	762,500	66,875
Warrants outstanding	96,252	96,252

10. Stock-Based Compensation

The Company recognized, for the three months ended March 31, 2010 and 2009, stock-based compensation expense of approximately $1,575 and $1,254, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at March 31, 2010 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,108,663	$3.50
Granted	3,617,000	0.95
Exercised	(251,689)	0.88
Cancelled	(169,462)	5.06

Outstanding at March 31, 2010	7,304,512	$2.29	6.63	$1,286

Vested or expected to vest at March 31, 2010	6,620,531	$2.43	6.34	$1,115

Exercisable at March 31, 2010	2,880,284	$4.32	2.42	$198

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2010 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. As of March 31, 2010, there was $2,831 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.8 years.

The Company uses the Black-Scholes pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. For options granted during the three months ended March 31, 2010, the Company used the historical volatility of its stock price. The Company does not have sufficient history as a public company to evaluate the expected term of its option grants and has evaluated the expected term of several peer companies in order to make a determination on the expected term of the option grants. The risk-free rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company applies a forfeiture rate to all option grants to account for options not expected to vest. The forfeiture rate is determined based upon the Company’s historical forfeitures of its option grants.

During the three months ended March 31, 2010 and 2009, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows.

	Three Months Ended March 31,
	2010	2009
Volatility factor	108.9%	94.30 - 100.28%
Risk-free interest rate	2.55%	1.67%
Dividend yield	—	—
Expected term (in years)	5.77	4.00 – 5.82

Restricted Stock

A summary of the status of non-vested restricted stock awards as of March 31, 2010 and changes during the three months ended March 31, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	18,750	$4.57
Granted	—	—
Vested	(6,250)	4.57
Canceled	—	—

Nonvested at March 31, 2010	12,500	$4.57

As of March 31, 2010, there was $45 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.8 years.

The Company issued performance-based Restricted Stock Units (“RSUs”) on December 21, 2009 and January 15, 2010 to certain employees and directors. If the performance measure is not achieved, a portion of the vesting of the RSU grant is time based contingent upon the grantee’s continued employment or board membership with the Company. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. On March 1, 2010, the performance goal for the December 21, 2009 RSU grants was achieved, and all corresponding expense, or $1,150, was recognized immediately as the awards vested in full. On March 1, 2010, the performance goal was achieved for the RSUs granted on January 15, 2010 such that all of the awards are expected to ultimately vest. The expense for this grant will be recognized on a straight-line basis over the four year vesting period. Prior to December 21, 2009, the Company had not granted awards of RSUs. A summary of the status of non-vested RSUs as of March 31, 2010 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2009	1,077,976	$1.07
Granted	750,000	0.95
Vested	(1,077,976)	1.07
Cancelled	—	—

Non-Vested at March 31, 2010	750,000	$0.95	3.79	$893

As of March 31, 2010, there was $548 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 3.8 years.

11. Restructuring

On July 1, 2009, in connection with the entry into a merger agreement on June 30, 2009 with Neuromed, the Company’s Board of Directors committed to a restructuring plan that resulted in a workforce reduction of 20 employees, or approximately 36% of the Company’s workforce. The restructuring was a result of a continued strategic realignment of the Company to focus its efforts on its funded drug discovery and on conserving capital in connection with the merger with Neuromed.

As a result of the July 1, 2009 restructuring plan, the Company recorded a restructuring charge of $2,597 in the third quarter of 2009, consisting of termination benefits and facility exit costs. The restructuring charge included termination benefits of $4,400, which consisted of $2,574 of cash severance and related benefits and $1,826 of accelerated stock-based compensation. The Company began paying severance and related benefits in the third quarter of 2009 and will continue making payments into the third quarter of 2010.

As a result of the Company vacating certain laboratory premises in the third quarter of 2009, the Company recorded a restructuring credit of $1,803 in the third quarter of 2009 associated with facility exit costs. The accrual for restructuring was reduced by $1,000 of lease termination payments under the amendment to the lease, which were offset by the reduction of deferred rent and lease incentive obligations totaling $2,803. The Company expects to make the remaining payments on the facilities component of accrued restructuring through July 1, 2010.

The following table summarizes the activity of the accrued restructuring expense as of March 31, 2010 related to the Company’s 2009 strategic realignment:

	Balance at December 31, 2009	Charges	Payments	Balance at March 31, 2010
Termination benefits	$274	$—	$177	$97
Facilities	1,000	—	500	500

Total	$1,274	$—	$677	$597

12. Leases

On March 22, 2010, the Company exercised its option to extend its sublease for its Vancouver facility, through December 31, 2010. Under the terms of this lease, the Company leases approximately 12,300 square feet. The monthly base rent is approximately $33.

13. Research and Development Agreements

Amgen Inc.

In December 2009, CombinatoRx entered into a Research Collaboration Agreement (the “Pilot Agreement”) with Amgen Inc. (“Amgen”) focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the Pilot Agreement, CombinatoRx received a $750 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse CombinatoRx for laboratory supplies consumed. The initial research plan is through September 2010, and Amgen may elect for CombinatoRx to do follow-up research at a per annum rate of $300 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay CombinatoRx a $1,000 milestone payment for each Investigational New Drug filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Pilot Agreement also provides Amgen with a non-exclusive license to use the CombinatoRx Chalice™ analyzer software in connection with the research collaboration. The Company recorded $359 of revenue under the Pilot Agreement in the three months ended March 31, 2010.

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., a subsidiary of Covidien plc (“Covidien”), to sell all of the tangible and intangible assets associated with the product candidate Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15,000. The Company received a milestone payment of $40,000 following FDA approval of Exalgo in March 2010 and is eligible for tiered royalties on Covidien’s net sales of Exalgo. The $40,000 milestone payment has been recorded in collaboration revenue on the Statement of Operations for the three months ended March 31, 2010. Covidien will continue to pay these royalties on net sales for as long as it is selling Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024.

Neuromed also entered into a development and transition services agreement with Covidien, pursuant to which the Company will perform certain clinical development and regulatory activities relating to Exalgo. These activities are at Covidien’s cost and expense, capped at $16,000. As of March 31, 2010, $7,664 has been billed to Covidien related to the development and transition services agreement.

14. Income Taxes

As a result of the acquisition of Neuromed, the Company has recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities. During the three months ended March 31, 2010, the Company reversed $910 of unrecognized tax benefits and $306 of related accrued interest and penalties due to the expiration of the statute of limitations for certain tax years. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2009 to March 31, 2010 (in thousands):

December 31, 2009	$2,685
Decrease related to positions taken in prior years	—
Increases related to positions taken by acquired subsidiary	—
Expiration of statute of limitations	(910)
Foreign exchange revaluation	67

March 31, 2010	$1,842

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 21, 2009, we completed our merger with Neuromed Pharmaceuticals Inc., or Neuromed. Upon the consummation of the merger, former Neuromed stockholders were issued an aggregate of 14,937,654 shares of our common stock and 67,826,875 shares of our common stock were issued into escrow. When the FDA did not approve ExalgoTM prior to January 1, 2010, 29,943,752 shares of our common stock held in escrow were cancelled. On March 1, 2010, the FDA approved Exalgo for the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time, resulting in the release to former Neuromed stockholders of the remaining 37,883,123 shares of our common stock held in escrow.

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

Following the sale of all rights to Exalgo to Covidien, our most advanced product candidate is SynaviveTM, a product candidate we have been developing to treat immuno-inflammatory disorders. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009. Following the merger with Neuromed in December 2009, we have also been performing research and development on our proprietary ion channel modulators which have been advanced through preclinical research and development. We have been also using our cHTS combination drug discovery technology to perform our obligations with our collaboration partners. In addition to Synavive, during 2009, CombinatoRx had been advancing three other product candidates through clinical research and development: CRx-401 for Type 2 diabetes, CRx-191 for psoriasis and CRx-197 for psoriasis through clinical research and development.

As of March 31, 2010, we had an accumulated deficit of $222.7 million. We had net losses from continuing operations of $3.1 million and $8.5 million for the three months ended March 31, 2010 and 2009, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended March 31, 2010, $40,206 and $2,492 of our revenues were generated in Canada and the United States, respectively. As of March 31, 2010, $6,376 and $1,300 of our long-lived assets were located in the United States and Canada, respectively.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009 related to business combinations, intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There have not been any significant changes to our critical accounting policies in 2010. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 26, 2010.

Results of Operations

Comparison of the Three Months ended March 31, 2010 and March 31, 2009

Revenue. For the three months ended March 31, 2010, we recorded $41.3 million of revenue from our research and development collaborations with Mallinckrodt, Inc., a subsidiary of Covidien plc, or Covidien, Novartis Institutes of BioMedical Research, Inc., or Novartis, Amgen, Inc., or Amgen, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. We received a $40.0 million milestone payment from Covidien following the FDA approval of Exalgo on March 1, 2010. For the three months ended March 31, 2009, we recorded $2.6 million of revenue from our research and development collaborations with Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, or CFFT, CHDI, Inc., Charley’s Fund, the Nash Avery Foundation and GMT Charitable Research, LLC, or the DMD Foundations, and from grants from the NIAID and USAMRIID. The increase in revenue is primarily due to the $40.0 million milestone payment received from Covidien upon the FDA approval of Exalgo. Covidien launched the commercial sale of Exalgo in the second quarter of 2010. We expect to start receiving royalty payments from Covidien in the third quarter of 2010 based upon a percentage of Covidien’s net sales of Exalgo.

Research and Development. Research and development expense for the three months ended March 31, 2010 was $7.4 million compared to $7.1 million for the three months ended March 31, 2009. The $0.3 million increase was primarily due to an increase of $1.6 million in salary and benefit expense related to the addition of Neuromed personnel, a $0.8 million increase in consulting and non-clinical expense and a $0.5 million increase in stock-based compensation expense related to the approval of Exalgo satisfying certain performance based vesting criteria for stock-based awards offset by a decrease of $2.2 million in preclinical and external clinical expenses and a $0.4 million decrease in laboratory supplies, facilities, depreciation and other overhead costs associated with the 2008 and 2009 restructurings.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive and CRx-401, and our preclinical programs for the three months ended March 31, 2010 and 2009. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs and clinical program management departments, all of which supported the development of Exalgo and our clinical product candidates, Synavive and CRx-401. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, other than our ion channel program, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, and discovery departments, all of which supported the development of our clinical product candidates, including Exalgo, Synavive and CRx-401, as well as our preclinical product candidates, including our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended March 31, (in thousands)
	2010	2009 as Adjusted
Exalgo	$346	$—
Synavive	35	1,694
CRx-401	4	681
Unallocated clinical program costs	386	391

Total clinical program costs	771	2,766
Preclinical program costs	1,235	1,605
Ion channel program costs	1,323	—
Unallocated clinical and preclinical program costs	580	557
Infrastructure and support costs	2,417	1,695
Non-cash employee and non-employee stock-based compensation expense	1,055	514

Total research and development expenses	$7,381	$7,137

Following the FDA approval of Exalgo, we expect our research and development costs to remain constant until we initiate additional clinical trials, as we now focus on drug discovery, research, preclinical development and advancing select product candidates through clinical development. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the early stages of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense for the three months ended March 31, 2010 was $3.9 million compared to $3.6 million for the three months ended March 31, 2009. The $0.3 million increase was primarily due to an increase of $0.4 million in legal and consulting fees and $0.1 million in salaries and benefit expense, offset by a $0.2 million decrease in stock-based compensation expense.

Amortization of Intangible Asset. For the three months ended March 31, 2010, we recorded $4.7 million of amortization related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009. The intangible asset is being amortized in a manner which reflects our estimate of the future undiscounted cash flows we expect to receive over the five-year patent life of Exalgo.

Interest Income. Interest income for the three months ended March 31, 2010 was less than $0.1 million compared to $0.1 million for the three months ended March 31, 2009. The decrease was primarily due to significantly lower average interest rates for the securities held in our investment portfolio.

Loss on Revaluation of Contingent Consideration. For the three months ended March 31, 2010, we recognized a loss in the amount of $29.3 million on the revaluation of contingent consideration in connection with the Neuromed merger. This loss represents the change in fair value of the contingent consideration at December 31, 2009 and March 1, 2010 when the contingent consideration was settled. On March 1, 2010, 37,883,123 escrow shares were released to former Neuromed stockholders as settlement of the contingent consideration. The change in value is due to actual amount of shares released from escrow being greater than our probability weighted estimate as of December 31, 2009.

Benefit for Income Taxes. For the three months ended March 31, 2010, we recognized a tax benefit of $0.9 million related to the reversal of an unrecognized tax benefit for an uncertain tax position due the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

As of March 31, 2010, we had cash, cash equivalents and short-term investments of approximately $55.3 million, which includes $2.6 million of restricted cash. Our funds are primarily invested in short-term, government agency securities and United States Treasury money market funds, and as such, we do not believe there is significant risk in our investment portfolio as of March 31, 2010.

During the three months ended March 31, 2010, we received $40.0 million from Covidien as a milestone payment related to the March 1, 2010 FDA approval of Exalgo. In addition, we received $2.8 million in payments from our collaborations and research and development agreements with Novartis and Amgen and grants from the NIAID and USAMRIID. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Covidien, Novartis, Fovea and Amgen and government grants from the NIAID and USAMRIID and any other collaborative agreements into which we might enter.

Based on our current operating plans, we expect our resources to be sufficient to fund our planned operations into 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. On April 16, 2010, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-166116), with the SEC covering the registration of senior debt securities, subordinated debt securities, preferred stock, common stock, warrants, units or any combination of the foregoing securities (the “Securities”), in an aggregate amount of $50.0 million, which was declared effective by the SEC on April 29, 2010. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. We believe the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. However, funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our operating activities from continuing operations provided cash of $29.5 million for the three months ended March 31, 2010 and used cash of $10.9 million for the three months ended March 31, 2009. The increase in the net cash provided by operating activities was primarily attributed to our receipt of a $40.0 million milestone payment from Covidien related to the FDA approval of Exalgo, offset by working capital adjustments in accounts payable, accrued expenses and accrued restructuring.

Our investing activities from continuing operations used cash of $34.6 million for the three months ended March 31, 2010 and provided cash of $9.3 million for the three months ended March 31, 2009. The cash used in investing activities for the three months ended March 31, 2010 was primarily due to purchases of short-term investments while the cash provided by investing activities was primarily due to sales and maturities of short-term investments in the three months ended March 31, 2009.

Our financing activities from continuing operations used cash of $0.2 million for the three months ended March 31, 2010 and were not a significant source of cash for the three months ended March 31, 2009.

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

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s principal executive officer and principal financial officer, respectively, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Justin A. Renz
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: May 12, 2010

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, Computershare Trust Company, N.A. and the Stockholder Representative	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of CombinatoRx, Incorporated	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the CombinatoRx Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	12/21/2009	000-51171

3.3	Amended and Restated By-Laws of CombinatoRx, Incorporated	8-K	3.1	06/04/2007	000-51171

4.1	Specimen CombinatoRx, Incorporated Common Stock Certificate	S-1/A	4.1	01/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of CombinatoRx, Incorporated’s Common Stock	10-K	4.5	03/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001, to purchase up to 10,019 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001, by and between Silicon Valley Bank and CombinatoRx, Incorporated	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of CombinatoRx, Incorporated’s Stock, together with a schedule of warrant holders	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.45	08/19/2005	333-121173

4.8	Registration Rights Agreement, dated as of June 30, 2009, among CombinatoRx, Incorporated and the investors set forth therein	S-4	4.11	08/07/2009	333-161146

#10.1	2000 Stock Option Plan, as amended	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and CombinatoRx, Incorporated.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

*#10.13	Separation Agreement, dated as of January 14, 2010 between CombinatoRx, Incorporated and Robert Forrester

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between CombinatoRx and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.20	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

10.24	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.25	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and CombinatoRx, Incorporated.	S-1/A	10.37	08/19/2005	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.26	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and CombinatoRx, Incorporated.	8-K	10.1	06/02/2009	000-51171

10.27	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and CombinatoRx, Incorporated.	8-K	10.2	06/02/2009	000-51171

10.28	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and CombinatoRx, Incorporated.	8-K	10.3	06/02/2009	000-51171

10.29	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and CombinatoRx, Incorporated.	8-K	10.4	06/02/2009	000-51171

†10.30	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and CombinatoRx, Incorporated.	S-1/A	10.46	08/19/2005	333-121173

10.31	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and CombinatoRx, Incorporated.	8-K	10.1	07/23/2009	000-51171

10.32	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	S-1/A	10.48	10/24/2005	333-121173

10.33	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	10-K	10.44	03/20/2006	000-51171

10.34	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	8-K	10.1	08/04/2009	000-51171

10.35	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and CombinatoRx, Incorporated.	8-K	10.1	11/08/2007	000-51171

10.36	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between CombinatoRx, Incorporated, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

†10.37	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between CombinatoRx, Incorporated and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.38	Software License Agreement, dated as of May 1, 2009, by and between CombinatoRx, Incorporated and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.39	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and CombinatoRx, Incorporated.	8-K	10.1	08/13/2009	000-51171

†10.40	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
†10.41	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

*10.42	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.

10.43	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.44	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.45	Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates.	S-4/A	10.57	10/09/2009	333-161146

10.46	Second Amendment to Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates, dated as of November 17, 2009.	10-K	10.56	03/26/2010	000-51171

10.47	Termination Agreement between CombinatoRx, Incorporated and Angiotech Pharmaceuticals, Inc., dated as of November 10, 2009.	8-K	10.1	11/10/2009	000-51171

10.48	Termination Agreement between CombinatoRx, Incorporated and Cystic Fibrosis Foundation Therapeutics, dated as of May 14, 2009.	8-K	10.1	05/20/2009	000-51171

21.1	List of Subsidiaries.	10-K	21.1	03/26/2010	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and15(c) of Form 10-Q.