Form 10-Q
period 2010-06-30
COMBINATORX, INC
filed 2010-08-10
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2010: 89,029,920 shares

COMBINATORX, INCORPORATED

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to CombinatoRx, Incorporated (“CombinatoRx”) and its subsidiaries (“we,” “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or preclinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and preclinical trials and studies; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

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

CombinatoRx, Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,175	$8,779
Restricted cash	750	750
Short-term investments	47,498	14,551
Accounts receivable	2,249	2,927
Prepaid expenses and other current assets	1,335	5,415

Total current assets	54,007	32,422
Property and equipment, net	7,506	8,380
Intangible asset, net	36,055	45,423
Restricted cash and other assets	1,818	1,927

Total assets	$99,386	$88,152

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,094	$4,269
Accrued expenses	2,342	5,495
Accrued restructuring	521	1,274
Deferred revenue	2,250	2,750
Current portion of lease incentive obligation	284	284

Total current liabilities	6,491	14,072

Deferred revenue, net of current portion	3,167	2,667
Deferred rent, net of current portion	759	775
Lease incentive obligation, net of current portion	1,584	1,726
Other long-term liabilities	2,103	3,235
Contingent consideration	—	12,764

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 89,020 and 117,828 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	89	118
Additional paid-in capital	316,485	272,405
Accumulated other comprehensive income (loss)	22	(2)
Accumulated deficit	(231,314)	(219,608)

Stockholders’ equity	85,282	52,913

Total liabilities and stockholders’ equity	$99,386	$88,152

CombinatoRx, Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Collaborations and other	$2,717	$3,005	$43,782	$5,334
Government contracts and grants	211	313	476	617

Total revenue	2,928	3,318	44,258	5,951

Operating expenses:
Research and development	4,617	6,106	11,998	13,243
General and administrative	2,569	4,824	6,431	8,471
Amortization of intangible	4,685	—	9,369	—
Restructuring	—	(425)	—	16

Total operating expenses	11,871	10,505	27,798	21,730

(Loss) income from operations	(8,943)	(7,187)	16,460	(15,779)
Interest income	30	60	37	188
Interest expense	—	(11)	—	(27)
Loss on revaluation of contingent consideration	—	—	(29,286)	—
Other income (expense)	15	(11)	(127)	(7)

Net loss before provision for income taxes	(8,898)	(7,149)	(12,916)	(15,625)
Income tax benefit	300	—	1,210	—

Net loss from continuing operations	(8,598)	(7,149)	(11,706)	(15,625)

Discontinued operations:
Loss from discontinued operations	—	(529)	—	(1,536)
Gain on disposal of discontinued subsidiary	—	15,640	—	15,640

Gain on discontinued operations	—	15,111	—	14,104

Net (loss) income	$(8,598)	$7,962	$(11,706)	$(1,521)

Net (loss) income per share—basic and diluted:
From continuing operations	$(0.10)	$(0.20)	$(0.15)	$(0.44)
From discontinued operations	—	0.43	—	0.40

Net (loss) income per share—basic and diluted	$(0.10)	$0.23	$(0.15)	$(0.04)

Weighted average number of common shares used in net (loss) income per share calculation—basic and diluted	88,946,220	35,026,106	76,199,264	35,019,779

CombinatoRx, Incorporated

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months Ended June 30
	2010	2009
Operating activities
Net loss	$(11,706)	$(1,521)
Less: Net loss from discontinued operations	—	(1,536)
Gain on disposal of discontinued operations	—	15,640

Loss from continuing operations	(11,706)	(15,625)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	1,241	2,608
Amortization of intangible	9,369	—
Noncash interest expense	—	27
Noncash rent expense	(142)	(287)
Stock-based compensation expense	2,005	2,459
Loss on revaluation of contingent consideration	29,286	—
Loss on sale of fixed assets	52	47
Foreign exchange loss	50	—
Decrease in deferred rent	(16)	(21)
Changes in assets and liabilities:
Decrease in accounts receivable	678	361
Decrease (increase) in prepaid expenses and other assets	4,189	(23)
Decrease in accounts payable	(3,175)	(1,548)
Decrease in accrued restructuring	(753)	(2,224)
(Decrease) increase in accrued expenses and other long-term liabilities	(4,343)	79
Increase in deferred revenue	—	955

Net cash provided by (used in) operating activities from continuing operations	26,735	(13,192)
Net cash used in operating activities from discontinued operations	—	(1,088)

Net cash provided by (used in) operating activities	26,735	(14,280)

Investing activities
Purchases of property and equipment	(517)	(37)
Proceeds from sale of property and equipment	97	142
Loss from sale of equity interest in subsidiary	—	(6,240)
Purchases of short-term investments	(261,635)	(61,207)
Sales and maturities of short-term investments	228,712	76,536

Net cash (used in) provided by investing activities from continuing operations	(33,343)	9,194
Net cash used in investing activities from discontinued operations	—	(16)

Net cash (used in) provided by investing activities	(33,343)	9,178

Financing activities
Proceeds from exercise of stock options	386	2
Repurchases of common stock	(391)	—

Net cash (used in) provided by financing activities from continuing operations	(5)	2

Effect of exchange rate changes on cash and cash equivalents	9	—

Net decrease in cash and cash equivalents	(6,604)	(5,100)
Cash and cash equivalents at beginning of the period	8,779	10,380

Cash and cash equivalents at end of the period	$2,175	$5,280

CombinatoRx, Incorporated

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CombinatoRx, Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010.

In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after June 30, 2010 through the date of the filing of this Form 10-Q. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In March 2010, the FASB issued guidance related to the milestone method of revenue recognition, which will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be adopted as of the beginning of an annual period. The Company has been accounting for milestones as codified with this new guidance. Consequently there will be no effect on the Company’s consolidated financial position, results of operations and cash flows.

3. Fair Value Disclosure

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include money market funds, U.S. government securities and bank deposits;

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and corporate bonds; and

•	Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2010:

	Fair Value Measurement as of June 30, 2010			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$9,616	$37,8822	$—	$47,498

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

As of December 31, 2009, the liability for contingent consideration was valued using management’s estimates of the number of shares that would be released to the former stockholders of Neuromed Pharmaceuticals Inc. (“Neuromed”) upon the outcome and related timing of FDA approval of Exalgo™ (see Note 6). The valuation was dependent on the Company’s stock price and an assessment of the final number of Escrow Shares (as defined below in Note 6) that were to be issued to former Neuromed stockholders. As such, this valuation was determined to be a Level 3 valuation, as the primary inputs were unobservable. On March 1, 2010, the shares held in escrow were released to the former Neuromed stockholders upon the FDA’s approval of Exalgo. The Company valued the liability prior to settlement using the closing stock price on March 1, 2010. This valuation was a Level 1 valuation, as the Company’s stock price is an observable input.

The following table provides a roll forward of the fair value of the contingent consideration, where fair value is determined by Level 3 inputs:

Balance at January 1, 2010	$12,764
Additions	—
Change in fair value	—
Transfer to Level 1 valuations	(12,764)

Balance at March 1, 2010	$—

4. Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at June 30, 2010 and December 31, 2009 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
Corporate debt securities	$33,865	$23	$(3)	$33,885
Government agency securities	3,995	2	—	3,997
Treasury money market funds	9,616	—	—	9,616

	$47,476	$25	$(3)	$47,498

December 31, 2009
Government agency securities	$7,845	$—	$(2)	$7,843
Treasury money market funds	6,708	—	—	6,708

	$14,553	$—	$(2)	$14,551

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at June 30, 2010 and December 31, 2009, by contractual maturity, were as follows:

	June 30, 2010		December 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$37,860	$37,882	$7,845	$7,843

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Intangible Asset

The intangible asset relates to the commercial rights to the Exalgo contract that was acquired as part of the December 21, 2009 merger with Neuromed. The intangible asset amount of $45,943 was recorded at fair value on the merger date. The merger date fair value was determined using the projected future cash flows associated with the commercial rights to Exalgo that were sold to Covidien in June 2009. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years, representing the estimated remaining patent life of Exalgo. The Company recognized $9,369 and $0 of amortization expense for the six months ended June 30, 2010 and 2009, respectively, and $4,685 and $0 for the three months ended June 30, 2010 and 2009, respectively. The Company continually monitors whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible asset may warrant revision or that the carrying value of the asset may be impaired. As of June 30, 2010 and December 31, 2009, the Company concluded that the intangible asset was not impaired.

6. Contingent Consideration

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

The Company had classified the fair value of contingent consideration of $12,764 as a long-term liability in the consolidated balance sheet as of December 31, 2009. On March 1, 2010, the FDA approved the New Drug Application for Exalgo, and the contingency was resolved. The fair value of the contingent consideration liability was $42,050 as of March 1, 2010 and the Company recorded a loss of $29,286 in the six months ended June 30, 2010. The fair value of the contingent consideration as of the resolution of the contingency was recorded as additional paid-in capital upon the release of the Escrow Shares.

7. Comprehensive (Loss) Income

The Company’s total comprehensive (loss) income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(8,598)	$7,962	$(11,706)	$(1,521)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments	22	—	24	(61)

Comprehensive (loss) income	$(8,576)	$7,962	$(11,682)	$(1,582)

8. Net Loss Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the Escrow Shares issued in connection with the Neuromed merger “participating securities” because they include rights to participate in undistributed earnings of the Company in the form of dividends with the common stock on a one for one basis. Prior to being released from escrow, the Escrow Shares were not considered in the calculation of basic net loss per share for the six months ended June 30, 2010 since they did not include a contractual obligation to share in the losses of the Company.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2010 and 2009, as they would be anti-dilutive.

	Six Months Ended June 30,
	2010	2009
Options outstanding	7,076,296	5,299,669
Unvested restricted stock or restricted stock units	762,500	57,500
Warrants outstanding	96,252	96,252

9. Stock-Based Compensation

The Company recognized, for the three and six months ended June 30, 2010 and 2009, stock-based compensation expense of approximately $429 and $1,204 and $2,005 and $2,459, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at June 30, 2010 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,108,663	$3.50
Granted	3,657,000	0.95
Exercised	(409,280)	0.94
Cancelled	(280,087)	3.43

Outstanding at June 30, 2010	7,076,296	$2.33	6.45	$2,558

Vested or expected to vest at June 30, 2010	6,434,172	$2.47	6.17	$2,236

Exercisable at June 30, 2010	2,789,227	$4.43	2.33	$418

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2010 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. As of June 30, 2010, there was $2,506 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.6 years.

The Company uses the Black-Scholes pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. For options granted during the six months ended June 30, 2010, the Company used the historical volatility of its stock price. The Company does not have sufficient history as a public company to evaluate the expected term of its option grants and has evaluated the expected term of several peer companies in order to make a determination on the expected term of the option grants. The risk-free rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company applies a forfeiture rate to all option grants to account for options not expected to vest. The forfeiture rate is determined based upon the Company’s historical forfeitures of its option grants.

During the three and six months ended June 30, 2010 and 2009, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows. The Company did not issue any stock options during the three months ended June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility factor	107.92%	—	108.86%	100.28%
Risk-free interest rate	1.79%	—	2.54%	1.67%
Dividend yield	—	—	—	—
Expected term (in years)	5.77	—	5.77	3.76

Restricted Stock

A summary of the status of non-vested restricted stock awards as of June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	18,750	$4.57
Granted
Vested	(6,250)	4.57
Canceled	—	—

Nonvested at June 30, 2010	12,500	$4.57

As of June 30, 2010, there was $42 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.6 years.

The Company issued performance-based Restricted Stock Units (“RSUs”) on December 21, 2009 and January 15, 2010 to certain employees and directors. If the performance measure is not achieved, a portion of the vesting of the RSU grant is time based contingent upon the grantee’s continued employment or board membership with the Company. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. On March 1, 2010, the performance goal for the December 21, 2009 RSU grants was achieved, and all corresponding expense, or $1,150, was recognized immediately as the awards vested in full. On March 1, 2010, the performance goal was achieved for the RSUs granted on January 15, 2010 such that all of the awards are expected to ultimately vest. The expense for this grant will be recognized on a straight-line basis over the four year vesting period. Prior to December 21, 2009, the Company had not granted awards of RSUs. A summary of the status of non-vested RSUs as of June 30, 2010 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2009	1,077,976	$1.07
Granted	750,000	0.95
Vested	(1,077,976)	1.07
Cancelled	—	—

Non-Vested at June 30, 2010	750,000	$0.95	3.55	$1,088

As of June 30, 2010, there was $516 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 3.6 years.

10. Restructuring

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

As a result of the Company vacating certain laboratory premises in the third quarter of 2009, the Company recorded a restructuring credit of $1,803 in the third quarter of 2009 associated with facility exit costs. The accrual for restructuring was reduced by $1,000 of lease termination payments under the amendment to the lease, which were offset by the reduction of deferred rent and lease incentive obligations totaling $2,803. The Company made the final payment on the facilities component of accrued restructuring on July 1, 2010.

The following table summarizes the activity of the accrued restructuring expense as of June 30, 2010 related to the Company’s 2009 strategic realignment:

	Balance at December 31, 2009	Charges	Payments	Balance at June 30, 2010
Termination benefits	$274	$—	$(253)	$21
Facilities	1,000	—	(500)	500

Total	$1,274	$—	$(753)	$521

11. Leases

On March 22, 2010, the Company exercised its option to extend its sublease for its Vancouver facility, through December 31, 2010. Under the terms of this lease, the Company leases approximately 12,300 square feet. The monthly base rent is approximately $33.

12. Research and Development Agreements

Amgen Inc.

In December 2009, CombinatoRx entered into a Research Collaboration Agreement (the “Pilot Agreement”) with Amgen Inc. (“Amgen”) focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the Pilot Agreement, CombinatoRx received a $750 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse CombinatoRx for laboratory supplies consumed. The initial research plan is through September 2010, and Amgen may elect for CombinatoRx to do follow-up research at a per annum rate of $300 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay CombinatoRx a $1,000 milestone payment for each Investigational New Drug filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Pilot Agreement also provides Amgen with a non-exclusive license to use the CombinatoRx Chalice™ analyzer software in connection with the research collaboration. The Company recorded $323 and $682 of revenue under the Pilot Agreement in the three and six months ended June 30, 2010, respectively.

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., a subsidiary of Covidien plc (“Covidien”), to sell all of the tangible and intangible assets associated with the product candidate Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15,000. The Company received a milestone payment of $40,000 following FDA approval of Exalgo in March 2010 and is eligible for tiered royalties on Covidien’s net sales of Exalgo. The $40,000 milestone payment has been recorded in collaboration and other revenue on the Statement of Operations for the six months ended June 30, 2010. Covidien will continue to pay these royalties on net sales for as long as it is selling Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024.

Covidien launched the commercial sale of Exalgo during the second quarter of 2010. The Company recognized $1,089 of revenue related to royalties from Covidien’s sale of Exalgo during the three month period ended June 30, 2010. The royalties are included in collaboration and other revenue on the Statement of Operations.

Neuromed also entered into a development and transition services agreement with Covidien, pursuant to which the Company will perform certain clinical development and regulatory activities relating to Exalgo. These activities are at Covidien’s cost and expense, capped at $16,000. The Company recorded $306 and $511 during the three and six month periods ended June 30, 2010, respectively. Through June 30, 2010, $8,030 has been billed to and received from Covidien related to the development and transition services agreement.

13. Income Taxes

As a result of the acquisition of Neuromed, the Company has recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities. During the six months ended June 30, 2010, the Company reversed $910 of unrecognized tax benefits and $306 of related accrued interest and penalties due to the expiration of the statute of limitations for certain tax years.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2009 to June 30, 2010 (in thousands):

December 31, 2009	$2,685
Decrease related to positions taken in prior years	—
Increases related to positions taken by acquired subsidiary	—
Expiration of statute of limitations	(910)
Foreign exchange revaluation	16

June 30, 2010	$1,791

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $142,060 and $111,584, respectively, available to reduce future taxable income and which expire at various dates beginning in 2009 through 2029. The Company also had federal and state research and development tax credit carryforwards of approximately$7,398 and $5,943, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2015 through 2029.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Internal Revenue Code Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. In 2010, an analysis was conducted in accordance with the provisions of Section 382 of the Internal Revenue Code in order to determine whether the amount of net operating losses and research and development tax credits are subject to annual limitations for federal and state income tax purposes. Based on this analysis, the Company concluded that the federal and state net operating losses available to reduce future taxable income are $24,486 and $0, respectively. The Company also has state research credits of $5,943 available to reduce future tax liabilities. The remaining federal and state net operating losses and research and development tax credits will not be utilized due to limitations under Internal Revenue Code Section 382.

The Company recorded an income tax benefit of $300 in the three month period ended June 30, 2010. The income tax benefit was the result of an adjustment to the Neuromed tax provision for a period prior to the merger date. The Company does not believe that the previously unrecorded amount is material to the results of operations or the financial position of the Company as of and for the year ended December 31, 2009 or as of and for the year ending December 31, 2010. As such, since the measurement period associated with the acquisition accounting for Neuromed has ended, the adjustment was recorded as an income tax benefit in the three month period ended June 30, 2010 in accordance with ASC 805 Business Combinations.

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

The United States commercial rights to Exalgo were acquired by Covidien from Neuromed in June 2009. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and are eligible to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch. The Company has recognized $1.1 million in revenue related to these royalties through June 30, 2010.

Following the sale of all rights to Exalgo to Covidien, our most advanced product candidate is SynaviveTM, a product candidate we have been developing to treat immuno-inflammatory disorders. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009. We are currently finalizing our plans for further Phase 2 clinical trials of Synavive. Following the merger with Neuromed in December 2009, we have also been performing research and development on our proprietary ion channel modulators which have been advanced through preclinical research and development. We have also been using our combination high throughput screening technology platform, or cHTS, which includes both customized hardware and software elements, to perform our obligations with our collaboration partners. In addition to Synavive, during 2009, CombinatoRx had been advancing three other product candidates through clinical research and development: CRx-401 for Type 2 diabetes, CRx-191 for psoriasis and CRx-197 for psoriasis through clinical research and development.

As of June 30, 2010, we had an accumulated deficit of $231.3 million. We had net losses from continuing operations of $11.7 million and $15.6 million for the six months ended June 30, 2010 and 2009, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended June 30, 2010, $1.2 million and $1.7 million of our revenues were generated in Canada and the United States, respectively. For the six months ended June 30, 2010, $41.5 million and $2.8 million of our revenues were generated in Canada and the United States, respectively. As of June 30, 2010, $6.4 million and $1.1 million of our long-lived assets were located in the United States and Canada, respectively.

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

Results of Operations

Comparison of the Three Months ended June 30, 2010 and June 30, 2009

Revenue. For the three months ended June 30, 2010, we recorded $2.9 million of revenue from our research and development collaborations with Mallinckrodt, Inc., a subsidiary of Covidien plc, or Covidien, Novartis Institutes of BioMedical Research, Inc., or Novartis, Amgen, Inc., or Amgen, Fovea Pharmaceuticals, or Fovea, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. Covidien launched the commercial sale of Exalgo in the second quarter of 2010, and we began to earn royalty payments from Covidien in the second quarter of 2010 based upon a percentage of Covidien’s net sales of Exalgo. During the three months ended June 30, 2010, we recognized approximately $1.1 million in revenue related to royalties from Covidien based on sales of Exalgo. Our royalty revenue from Covidien relating to the net sales of Exalgo could fluctuate significantly in future periods due to a number of factors outside our control, and it may cause our operating results for a particular quarterly or annual period to vary in a material manner. As a result, royalty revenue from Exalgo sales during specific quarterly periods may not be predictive of future royalty revenue for CombinatoRx from net sales of Exalgo.

For the three months ended June 30, 2009, we recorded $3.3 million of revenue from our research and development collaborations with Novartis, Fovea, Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, or CFFT, Charley’s Fund, the Nash Avery Foundation and GMT Charitable Research, LLC, or the DMD Foundations, and from grants from the NIAID and USAMRIID.

Research and Development. Research and development expense for the three months ended June 30, 2010 was $4.6 million compared to $6.1 million for the three months ended June 30, 2009. The $1.5 million decrease was primarily due to a $0.4 million increase in consulting and preclinical expenses offset by a decrease of $0.6 million in formulations and external clinical expenses and a $1.3 million decrease in laboratory supplies, facilities, depreciation and other overhead costs associated with the 2008 and 2009 restructurings.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, and our preclinical programs for the three months ended June 30, 2010 and 2009. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs and clinical program management departments, all of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, other than our ion channel program, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, and discovery departments, all of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended June 30, (in thousands)
	2010	2009
Exalgo	$148	$—
Synavive	131	793
Unallocated clinical program costs	356	385

Total clinical program costs	635	1,178
Preclinical program costs	932	1,520
Ion channel program costs	1,182	—
Unallocated clinical and preclinical program costs	515	495
Infrastructure and support costs	1,181	2,576
Non-cash employee and non-employee stock-based compensation expense	172	337

Total research and development expenses	$4,617	$6,106

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

General and Administrative. General and administrative expense for the three months ended June 30, 2010 was $2.6 million compared to $4.8 million for the three months ended June 30, 2009. The $2.2 million decrease was primarily due to a decrease of $1.4 million in legal and consulting fees, a decrease of $0.2 million in salaries and benefit expenses due to decreased headcount, a decrease of $0.6 million in stock-based compensation expense, and a $0.3 million reversal of accrued interest and penalties due to the expiration of the statute of limitations for certain tax years.

Amortization of Intangible Asset. For the three months ended June 30, 2010, we recorded $4.7 million of amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009. The intangible asset is being amortized in a manner which reflects our estimate of the future undiscounted cash flows we expect to receive over the five-year patent life of Exalgo.

Interest Income. Interest income for each of the three months ended June 30, 2010 and 2009 was less than $0.1 million. Interest income remained consistent despite the $23.1 million increase in cash and cash equivalents and short-term investments from June 30, 2009 to June 30, 2010, due to significantly lower interest rates.

Benefit for Income Taxes. For the three months ended June 30, 2010, we recognized a tax benefit of $0.3 million. The income tax benefit was the result of an adjustment to the Neuromed tax provision for a period prior to the merger date. The Company does not believe that the previously unrecorded amount is material to the results of operations or the financial position of the Company as of and for the year ended December 31, 2009 or as of and for the year ending December 31, 2010. As such, since the measurement period associated with the acquisition accounting for Neuromed has ended, the adjustment was recorded as an income tax benefit in the three month period ended June 30, 2010 in accordance with ASC 805 Business Combinations.

Gain from Discontinued Operations. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement and transition services agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. We recorded a gain from discontinued operations of $15.1 million during the three months ended June 30, 2009.

Comparison of the Six Months ended June 30, 2010 and June 30, 2009

Revenue. For the six months ended June 30, 2010, we recorded $44.3 million of revenue from our research and development collaborations with Covidien, Novartis, Amgen, Fovea, NIAID and USAMRIID. We received a $40.0 million milestone payment from Covidien, following the FDA approval of Exalgo on March 1, 2010. Covidien launched the commercial sale of Exalgo in the second quarter of 2010, and we began to receive royalty payments from Covidien in the second quarter of 2010 based upon a percentage of Covidien’s net sales of Exalgo. During the six months ended June 30, 2010, we recognized $1.1 million in revenue related to royalties from Covidien based on sales of Exalgo. For the six months ended June 30, 2009, we recorded $6.0 million of revenue from our research and development collaborations with Angiotech, CFFT, CHDI, Inc., the DMD Foundations and from grants from the NIAID and USAMRIID. The increase in revenue is primarily due to the $40.0 million milestone payment received from Covidien upon the FDA approval of Exalgo.

Research and Development. Research and development expense for the six months ended June 30, 2010 was $12.0 million compared to $13.2 million for the six months ended June 30, 2009. The $1.2 million decrease was primarily due to an increase of $1.8 million in salary and benefit expenses related to the addition of Neuromed personnel, a $1.2 million increase in consulting and preclinical expenses and a $0.4 million increase in stock-based compensation expense related to the approval of Exalgo satisfying certain performance based vesting criteria for stock-based awards offset by a decrease of $2.9 million in formulations and external clinical expenses and a $1.7 million decrease in laboratory supplies, facilities, depreciation and other overhead costs associated with the 2008 and 2009 restructurings.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, and our preclinical programs for the six months ended June 30, 2010 and 2009. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations, medical affairs and clinical program management departments, all of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, other than our ion channel program, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory, quality, and discovery departments, all of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Six Months Ended June 30, (in thousands)
	2010	2009
Exalgo	$494	$—
Synavive	166	2,487
Unallocated clinical program costs	746	1,458

Total clinical program costs	1,406	3,945
Preclinical program costs	2,167	3,125
Ion channel program costs	2,505	—
Unallocated clinical and preclinical program costs	1,095	1,051
Infrastructure and support costs	3,598	4,271
Non-cash employee and non-employee stock-based compensation expense	1,227	851

Total research and development expenses	$11,998	$13,243

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

General and Administrative. General and administrative expense for the six months ended June 30, 2010 was $6.4 million compared to $8.5 million for the six months ended June 30, 2009. The $2.1 million decrease was primarily due to a decrease of $1.1 million in legal and consulting fees, a decrease of $0.1 million in salaries and benefit expenses and a decrease of $0.8 million in stock-based compensation expense.

Amortization of Intangible Asset. For the six months ended June 30, 2010, we recorded $9.4 million of amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009. The intangible asset is being amortized in a manner which reflects our estimate of the future undiscounted cash flows we expect to receive over the five-year patent life of Exalgo.

Interest Income. Interest income for the six months ended June 30, 2010 was less than $0.1 million compared to $0.2 million for the six months ended June 30, 2009. The decrease was primarily due to significantly lower average interest rates for the securities held in our investment portfolio.

Loss on Revaluation of Contingent Consideration. For the six months ended June 30, 2010, we recognized a loss in the amount of $29.3 million on the revaluation of contingent consideration in connection with the Neuromed merger. This loss represents the change in fair value of the contingent consideration at December 31, 2009 and March 1, 2010 when the contingent consideration was settled. On March 1, 2010, 37,883,123 escrow shares were released to former Neuromed stockholders as settlement of the contingent consideration. The change in value is due to the fair value of shares released from escrow being greater than our probability weighted estimate as of December 31, 2009.

Benefit for Income Taxes. For the six months ended June 30, 2010, we recognized a tax benefit of $1.2 million primarily related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

Gain from Discontinued Operations. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore,

BioMedical Sciences, for nominal consideration. We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement and transition services agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. We recorded a gain from discontinued operations of $14.1 million during the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash, cash equivalents and short-term investments of approximately $52.2 million, which includes $2.6 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of June 30, 2010.

During the six months ended June 30, 2010, we received $41.7 million from Covidien, which included a $40.0 million milestone payment related to the March 1, 2010 FDA approval of Exalgo. In addition, we received $3.3 million in payments from our collaborations and research and development agreements with Novartis, Amgen, Fovea and Covidien and grants from the NIAID and USAMRIID. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Covidien, Novartis, Fovea and Amgen and government grants from the NIAID and USAMRIID and any other collaborative agreements into which we might enter.

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

Our operating activities from continuing operations provided cash of $26.7 million for the six months ended June 30, 2010 and used cash of $13.2 million for the six months ended June 30, 2009. The increase in the net cash provided by operating activities was primarily attributed to our receipt of a $40.0 million milestone payment from Covidien related to the FDA approval of Exalgo, offset by working capital adjustments in accounts payable, accrued expenses and accrued restructuring.

Our investing activities from continuing operations used cash of $33.3 million for the six months ended June 30, 2010 and provided cash of $9.2 million for the six months ended June 30, 2009. The cash used in investing activities for the six months ended June 30, 2010 was primarily due to purchases of short-term investments while the cash provided by investing activities was primarily due to sales and maturities of short-term investments in the six months ended June 30, 2009.

Our financing activities from continuing operations used cash of less than $0.1 million for the six months ended June 30, 2010 and were not a significant source of cash for the six months ended June 30, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Refer to Note 2, Recent Accounting Pronouncements, in “Notes to Condensed Consolidated Financial Statements,” for a discussion of new accounting standards.

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

PART II

Item 1A.	Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 26, 2010, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC. There have been no material changes in our risk factors except as disclosed below.

Our royalty revenue from Covidien relating to the net sales of Exalgo could vary significantly in future periods and royalty revenue from Exalgo sales during quarterly periods may not be predictive of future royalty revenue for CombinatoRx from sales of Exalgo.

Our revenue from net sales of Exalgo by Covidien may fluctuate from period to period due to:

•	the rate of market acceptance of Exalgo as a new therapy by physicians and payors;

•	fluctuations in future sales of Exalgo due to competition from other products;

•	reimbursement and pricing for Exalgo under commercial or government plans;

•	permitted deductions from gross sales of Exalgo relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•	inventory levels of Exalgo with wholesalers not matching actual demand for Exalgo;

•	the duration of market exclusivity of Exalgo;

•	the timing of approvals, if any, for other competitive products or the future availability of generic versions of branded long-acting opioids;

•	manufacturing difficulties; or

•	other factors that affect the sales of a pharmaceutical product.

All of these factors are outside our control, and any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarterly or annual period to vary in a material manner.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMBINATORX, INCORPORATED

By:	/S/ JUSTIN A. RENZ
Justin A. Renz
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: August 10, 2010

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among CombinatoRx, Incorporated, Computershare Trust Company, N.A. and the Stockholder Representative	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of CombinatoRx, Incorporated	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the CombinatoRx Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	12/21/2009	000-51171

3.3	Amended and Restated By-Laws of CombinatoRx, Incorporated	8-K	3.1	06/04/2007	000-51171

4.1	Specimen CombinatoRx, Incorporated Common Stock Certificate	S-1/A	4.1	01/19/2005	333-121173

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of CombinatoRx, Incorporated’s Common Stock	10-K	4.5	03/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001, to purchase up to 10,019 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001, by and between Silicon Valley Bank and CombinatoRx, Incorporated	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of CombinatoRx, Incorporated’s Stock, together with a schedule of warrant holders	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of CombinatoRx, Incorporated’s Common Stock	S-1	10.45	08/19/2005	333-121173

4.8	Registration Rights Agreement, dated as of June 30, 2009, among CombinatoRx, Incorporated and the investors set forth therein	S-4	4.11	08/07/2009	333-161146

#10.1	2000 Stock Option Plan, as amended	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and CombinatoRx, Incorporated.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.13	Separation Agreement, dated as of January 14, 2010 between CombinatoRx, Incorporated and Robert Forrester.	10-Q	10.13	05/12/2010	000-51171

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between CombinatoRx and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.20	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	CombinatoRx Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

10.24	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.25	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and CombinatoRx, Incorporated.	S-1/A	10.37	08/19/2005	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and CombinatoRx, Incorporated.	8-K	10.1	06/02/2009	000-51171

10.27	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and CombinatoRx, Incorporated.	8-K	10.2	06/02/2009	000-51171

10.28	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and CombinatoRx, Incorporated.	8-K	10.3	06/02/2009	000-51171

10.29	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and CombinatoRx, Incorporated.	8-K	10.4	06/02/2009	000-51171

†10.30	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and CombinatoRx, Incorporated.	S-1/A	10.46	08/19/2005	333-121173

10.31	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and CombinatoRx, Incorporated.	8-K	10.1	07/23/2009	000-51171

10.32	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	S-1/A	10.48	10/24/2005	333-121173

10.33	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	10-K	10.44	03/20/2006	000-51171

10.34	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and CombinatoRx, Incorporated.	8-K	10.1	08/04/2009	000-51171

10.35	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and CombinatoRx, Incorporated.	8-K	10.1	11/08/2007	000-51171

10.36	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between CombinatoRx, Incorporated, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

†10.37	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between CombinatoRx, Incorporated and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.38	Software License Agreement, dated as of May 1, 2009, by and between CombinatoRx, Incorporated and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.39	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and CombinatoRx, Incorporated.	8-K	10.1	08/13/2009	000-51171

†10.40	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

†10.41	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.42	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.43	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.44	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.45	Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates.	S-4/A	10.57	10/09/2009	333-161146

10.46	Second Amendment to Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates, dated as of November 17, 2009.	10-K	10.56	03/26/2010	000-51171

10.47	Termination Agreement between CombinatoRx, Incorporated and Angiotech Pharmaceuticals, Inc., dated as of November 10, 2009.	8-K	10.1	11/10/2009	000-51171

10.48	Termination Agreement between CombinatoRx, Incorporated and Cystic Fibrosis Foundation Therapeutics, dated as of May 14, 2009.	8-K	10.1	05/20/2009	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/26/2010	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.