Form 10-Q
period 2010-09-30
Zalicus Inc.
filed 2010-11-10
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-51171

ZALICUS INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

245 First Street Third Floor Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 301-7000

(Registrant’s telephone number, including area code)

CombinatoRx, Incorporated

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 9, 2010: 89,033,670 shares

ZALICUS INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to Zalicus Inc. (“Zalicus”) and its subsidiaries (“we,” “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; statements regarding the commercial sale of ExalgoTM, any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding plans for outlicensing of our clinical or preclinical product candidates and seeking collaborations; any statements regarding timing of initiating and completing clinical and preclinical trials and studies; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

The risks, uncertainties and assumptions referred to above include risks that are described in the Risk Factors section of our annual report on Form 10-K and in our other Securities and Exchange Commission reports. You are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this quarterly report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

Item 1.	Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,905	$8,779
Restricted cash	750	750
Short-term investments	44,101	14,551
Accounts receivable	1,170	2,927
Prepaid expenses and other current assets	972	5,415

Total current assets	48,898	32,422
Property and equipment, net	6,976	8,380
Intangible asset, net	31,371	45,423
Restricted cash and other assets	1,818	1,927

Total assets	$89,063	$88,152

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$993	$4,269
Accrued expenses	3,442	5,495
Accrued restructuring	—	1,274
Deferred revenue	2,095	2,750
Current portion of lease incentive obligation	284	284

Total current liabilities	6,814	14,072

Deferred revenue, net of current portion	3,417	2,667
Deferred rent, net of current portion	751	775
Lease incentive obligation, net of current portion	1,513	1,726
Other long-term liabilities	2,169	3,235
Contingent consideration	—	12,764

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 89,032 and 117,828 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	89	118
Additional paid-in capital	316,989	272,405
Accumulated other comprehensive income (loss)	5	(2)
Accumulated deficit	(242,684)	(219,608)

Stockholders’ equity	74,399	52,913

Total liabilities and stockholders’ equity	$89,063	$88,152

Zalicus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Collaborations and other	$1,013	$2,602	$44,795	$7,936
Government contracts and grants	153	140	629	757

Total revenue	1,166	2,742	45,424	8,693

Operating expenses:
Research and development	5,062	4,881	17,060	18,124
General and administrative	2,828	3,554	9,259	12,025
Amortization of intangible	4,683	—	14,052	—
Restructuring	—	2,597	—	2,613

Total operating expenses	12,573	11,032	40,371	32,762

(Loss) income from operations	(11,407)	(8,290)	5,053	(24,069)
Interest income	55	54	92	242
Interest expense	—	(1)	—	(28)
Loss on revaluation of contingent consideration	—	—	(29,286)	—
Other expense	(18)	(25)	(145)	(32)

Net loss before provision for income taxes	(11,370)	(8,262)	(24,286)	(23,887)
Income tax benefit	—	—	1,210	—

Net loss from continuing operations	(11,370)	(8,262)	(23,076)	(23,887)

Discontinued operations:
Loss from discontinued operations	—	—	—	(1,536)
Gain on disposal of discontinued subsidiary	—	—	—	15,640

Gain on discontinued operations	—	—	—	14,104

Net loss	$(11,370)	$(8,262)	$(23,076)	$(9,783)

Net loss per share—basic and diluted:
From continuing operations	$(0.13)	$(0.24)	$(0.29)	$(0.68)
From discontinued operations	—	—	—	0.40

Net loss per share—basic and diluted	$(0.13)	$(0.24)	$(0.29)	$(0.28)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	89,014,241	35,038,881	80,517,864	35,026,216

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Operating activities
Net loss	$(23,076)	$(9,783)
Less: Net loss from discontinued operations	—	(1,536)
Gain on disposal of discontinued operations	—	15,640

Loss from continuing operations	(23,076)	(23,887)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	1,856	4,560
Amortization of intangible	14,052	—
Noncash restructuring benefit, net	—	(977)
Noncash interest expense	—	28
Noncash rent expense	(213)	(418)
Stock-based compensation expense	2,499	3,077
Loss on revaluation of contingent consideration	29,286	—
Loss on sale of fixed assets	52	119
Foreign exchange loss	102	—
Decrease in deferred rent	(24)	(39)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,757	(448)
Decrease in prepaid expenses and other assets	4,552	215
Decrease in accounts payable	(3,276)	(1,982)
Decrease in accrued restructuring	(1,274)	(888)
Decrease in accrued expenses and other long-term liabilities	(3,221)	(713)
Increase in deferred revenue	95	142

Net cash provided by (used in) operating activities from continuing operations	23,167	(21,211)
Net cash used in operating activities from discontinued operations	—	(1,088)

Net cash provided by (used in) operating activities	23,167	(22,299)

Investing activities
Purchases of property and equipment	(601)	(559)
Proceeds from sale of property and equipment	97	309
Loss from sale of equity interest in subsidiary	—	(6,240)
Purchases of short-term investments	(303,601)	(70,312)
Sales and maturities of short-term investments	274,058	90,036

Net cash (used in) provided by investing activities from continuing operations	(30,047)	13,234
Net cash used in investing activities from discontinued operations	—	(16)

Net cash (used in) provided by investing activities	(30,047)	13,218

Financing activities
Proceeds from exercise of stock options	396	2
Repurchases of common stock	(391)	—

Net cash provided by financing activities from continuing operations	5	2

Effect of exchange rate changes on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(6,874)	(9,079)
Cash and cash equivalents at beginning of the period	8,779	10,380

Cash and cash equivalents at end of the period	$1,905	$1,301

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

On September 8, 2010, CombinatoRx, Incorporated changed its name to Zalicus Inc. (the “Company”). In conjunction with the name change, the trading symbol for the Company’s common stock on the Nasdaq Global Market changed from “CRXX” to “ZLCS”.

This quarterly report on Form 10-Q reflects the name change described above as it is effective as of the date of the filing of this report. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010.

In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after September 30, 2010 through the date of the filing of this Form 10-Q. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued guidance which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on the accounting for multiple element arrangements, including whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While the Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations, this standard will impact the Company in the event it completes future multiple element transactions or modifies existing collaborative relationships.

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

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2010:

	Fair Value Measurement as of September 30, 2010			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$16,413	$27,688	$—	$44,101

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

As of December 31, 2009, the Company’s liability for contingent consideration was valued using management’s estimates of the number of shares that would be released to the former stockholders of Neuromed Pharmaceuticals Inc. (“Neuromed”) upon the outcome and related timing of FDA approval of Exalgo™ (see Note 6). The valuation was dependent on the Company’s stock price and an assessment of the final number of Escrow Shares (as defined below in Note 6) that were to be issued to former Neuromed stockholders. As such, this valuation was determined to be a Level 3 valuation, as the primary inputs were unobservable. On March 1, 2010, the shares held in escrow were released to the former Neuromed stockholders upon the FDA’s approval of Exalgo. The Company valued the liability prior to settlement using the closing stock price on March 1, 2010. This valuation was a Level 1 valuation, as the Company’s stock price is an observable input. The Company determines when transfers between levels are recognized based on the actual date of the circumstance that caused the transfer.

The following table provides a roll forward of the fair value of the contingent consideration, where fair value is determined by Level 3 inputs:

Balance at January 1, 2010	$12,764
Additions	—
Change in fair value	—
Transfer to Level 1 valuations	(12,764)

Balance at September 30, 2010	$—

4. Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss).

Available-for-sale securities at September 30, 2010 and December 31, 2009 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010
Corporate debt securities	$25,596	$11	$(7)	$25,600
Government agency securities	2,087	1	—	2,088
Treasury money market funds	16,413	—	—	16,413

	$44,096	$12	$(7)	$44,101

December 31, 2009
Government agency securities	$7,845	$—	$(2)	$7,843
Treasury money market funds	6,708	—	—	6,708

	$14,553	$—	$(2)	$14,551

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at September 30, 2010 and December 31, 2009, by contractual maturity, were as follows:

	September 30, 2010		December 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$27,683	$27,688	$7,845	$7,843

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Intangible Asset

The intangible asset relates to the commercial rights to the Exalgo contract that was acquired as part of the December 21, 2009 merger with Neuromed. The intangible asset amount of $45,943 was recorded at fair value on the merger date. The merger date fair value was determined using the projected future cash flows associated with the commercial rights to Exalgo that were sold to Covidien in June 2009. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years, The Company recognized $14,052 of amortization expense for the nine months ended September 30, 2010 and $4,683 for the three months ended September 30, 2010. The Company continually monitors whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible asset may warrant revision or that the carrying value of the asset may be impaired. As of September 30, 2010 and December 31, 2009, the Company concluded that the intangible asset was not impaired.

6. Contingent Consideration

On December 21, 2009, the Company completed the merger with Neuromed. Under the terms of the merger agreement and a related escrow agreement (the “Escrow Agreement”), at closing the Company issued 14,937,654 new shares of its common stock (the “Firm Shares”) to Neuromed stockholders and placed 67,826,875 new shares in escrow for the benefit of Neuromed stockholders (the “Escrow Shares”). Of the Escrow Shares subject to the Escrow Agreement, an aggregate of 19,916,872 shares (the “Holdback Shares”) were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo and an aggregate of 47,910,003 shares (the “Milestone Shares”) were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo. Former Neuromed stockholders had voting and other ownership rights with respect to the Holdback Shares but no voting rights with respect to the Milestone Shares. The release of the Escrow Shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, was based upon the timing of the FDA’s approval of Exalgo and, subject to the terms and conditions of the Escrow Agreement:

•

If FDA approval of Exalgo were received on or before December 31, 2009, all of the Escrow Shares would be released to the former Neuromed stockholders, resulting in the pre-merger Zalicus stockholders owning approximately 30% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were received on or after January 1, 2010 and on or before September 30, 2010, a portion of the Escrow Shares would be released to the former Neuromed stockholders and a portion would be cancelled, resulting in the pre-merger Zalicus stockholders owning approximately 40% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were received on or after October 1, 2010 and on or before December 31, 2010, a portion of the Escrow Shares would be released to the former Neuromed stockholders and a portion would be cancelled, resulting in the pre-merger Zalicus stockholders owning approximately 60% of the then outstanding shares of common stock of the combined company.

•

If FDA approval of Exalgo were not received on or before December 31, 2010, all of the remaining Escrow Shares would be cancelled, resulting in the pre-merger Zalicus stockholders owning approximately 70% of the then outstanding shares of common stock of the combined company.

Because the FDA did not approve Exalgo prior to January 1, 2010, 29,943,752 Escrow Shares were returned to the Company on January 1, 2010 and were subsequently cancelled. The FDA approved Exalgo on March 1, 2010. As a result, 37,883,123 Escrow Shares were released to former Neuromed stockholders.

The Company had classified the fair value of contingent consideration of $12,764 as a long-term liability in the consolidated balance sheet as of December 31, 2009. On March 1, 2010, the FDA approved the New Drug Application for Exalgo, and the contingency was resolved. The fair value of the contingent consideration liability was $42,050 as of March 1, 2010 and the Company recorded a loss of $29,286 in the nine months ended September 30, 2010. The fair value of the contingent consideration as of the resolution of the contingency was recorded as additional paid-in capital upon the release of the Escrow Shares.

7. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(11,370)	$(8,262)	$(23,076)	$(9,783)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(17)	(6)	7	(67)

Comprehensive loss	$(11,387)	$(8,268)	$(23,069)	$(9,850)

8. Net Loss Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the Escrow Shares issued in connection with the Neuromed merger “participating securities” because they include rights to participate in undistributed earnings of the Company in the form of dividends with the common stock on a one for one basis. Prior to being released from escrow, the Escrow Shares were not considered in the calculation of basic net loss per share for the nine months ended September 30, 2010 since they did not include a contractual obligation to share in the losses of the Company and thus were anti-dilutive.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2010 and 2009, as they would be anti-dilutive.

	Nine Months Ended September 30,
	2010	2009
Options outstanding	7,278,796	4,760,369
Unvested restricted stock or restricted stock units	762,500	25,000
Warrants outstanding	96,252	96,252

9. Stock-Based Compensation

The Company recognized, for the three and nine months ended September 30, 2010 and 2009, stock-based compensation expense of approximately $494 and $2,499 and $618 and $3,077, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at September 30, 2010 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,108,663	$3.50
Granted	3,872,000	0.98
Exercised	(421,780)	0.94
Cancelled	(280,087)	3.43

Outstanding at September 30, 2010	7,278,796	$2.31	6.32	$1,759

Vested or expected to vest at September 30, 2010	6,661,460	$2.43	6.07	$1,551

Exercisable at September 30, 2010	2,841,480	$4.37	2.24	$288

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2010 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. As of September 30, 2010, there was $2,395 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.5 years.

The Company uses the Black-Scholes pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. For options granted during the nine months ended September 30, 2010, the Company used the historical volatility of its stock price. The Company does not have sufficient history as a public company to evaluate the expected term of its option grants and has evaluated the expected term of several peer companies in order to make a determination on the expected term of the option grants. The risk-free rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company applies a forfeiture rate to all option grants to account for options not expected to vest. The forfeiture rate is determined based upon the Company’s historical forfeitures of its option grants.

During the three and nine months ended September 30, 2010 and 2009, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows. The Company did not issue any stock options during the three months ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility factor	105.72%	—	108.69%	100.28%
Risk-free interest rate	1.27%	—	2.47%	1.67%
Dividend yield	—	—	—	—
Expected term (in years)	5.59	—	5.76	3.76

Restricted Stock

A summary of the status of non-vested restricted stock awards as of September 30, 2010 and changes during the nine months ended September 30, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	18,750	$4.57
Granted	—	—
Vested	(6,250)	4.57
Canceled	—	—

Nonvested at September 30, 2010	12,500	$4.57

As of September 30, 2010, there was $33 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.3 years.

The Company issued performance-based Restricted Stock Units (“RSUs”) on December 21, 2009 and January 15, 2010 to certain employees and directors. If the performance measure is not achieved, a portion of the vesting of the RSU grant is time based contingent upon the grantee’s continued employment or board membership with the Company. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. On March 1, 2010, the performance goal for the December 21, 2009 RSU grants was achieved, and all corresponding expense, or $1,150, was recognized immediately as the awards vested in full. On March 1, 2010, the performance goal was achieved for the RSUs granted on January 15, 2010 such that all of the awards are expected to ultimately vest. The expense for this grant will be recognized on a straight-line basis over the four year vesting period. Prior to December 21, 2009, the Company had not granted awards of RSUs. A summary of the status of non-vested RSUs as of September 30, 2010 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2009	1,077,976	$1.07
Granted	750,000	0.95
Vested	(1,077,976)	1.07
Cancelled	—	—

Non-Vested at September 30, 2010	750,000	$0.95	3.29	$975

As of September 30, 2010, there was $487 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 3.3 years.

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

As a result of the July 1, 2009 restructuring plan, the Company recorded a restructuring charge of $2,597 in the third quarter of 2009, consisting of termination benefits and facility exit costs. The restructuring charge included termination benefits of $4,400, which consisted of $2,574 of cash severance and related benefits and $1,826 of accelerated stock-based compensation. The Company began paying severance and related benefits in the third quarter of 2009 and finished making such payments in the third quarter of 2010.

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

The following table summarizes the activity of the accrued restructuring expense as of September 30, 2010 related to the Company’s 2009 strategic realignment:

	Balance at December 31, 2009	Charges	Payments	Balance at September 30, 2010
Termination benefits	$274	$—	$(274)	$—
Facilities	1,000	—	(1,000)	—

Total	$1,274	$—	$(1,274)	$—

11. Leases

On September 16, 2010, the Company exercised its option to extend the lease for its Vancouver facility, through December 31, 2011. Under the terms of this lease, the Company leases approximately 12,300 square feet. The monthly base rent is approximately $33.

12. Research and Development Agreements

Amgen Inc.

In December 2009, Zalicus entered into a Research Collaboration Agreement (the “Pilot Agreement”) with Amgen Inc. (“Amgen”) focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the Pilot Agreement, Zalicus received a $750 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse Zalicus for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen may elect for Zalicus to do follow-up research at a per annum rate of $300 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay Zalicus a $1,000 milestone payment for each Investigational New Drug application filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Pilot Agreement also provides Amgen with a non-exclusive license to use the Zalicus Chalice™ analyzer software in connection with the research collaboration. The Company recorded $285 and $968 of revenue under the Pilot Agreement in the three and nine months ended September 30, 2010, respectively.

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., a subsidiary of Covidien plc (“Covidien”), to sell all of the tangible and intangible assets associated with the product candidate Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15,000. The Company received a milestone payment of $40,000 following FDA approval of Exalgo in March 2010 and is eligible for tiered royalties on Covidien’s net sales of Exalgo. The $40,000 milestone payment has been recorded in collaboration and other revenue on the Statement of Operations for the nine months ended September 30, 2010. Covidien will continue to pay royalties on net sales for as long as it is selling Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024.

Covidien launched the commercial sale of Exalgo during the second quarter of 2010. The Company recognized $149 and $1,238 of revenue related to royalties from Covidien’s sale of Exalgo during the three and nine months ended September 30, 2010, respectively. The royalties are included in collaboration and other revenue on the Statement of Operations.

Neuromed also entered into a development and transition services agreement with Covidien, pursuant to which the Company will perform certain clinical development and regulatory activities relating to Exalgo. These activities are at Covidien’s cost and expense, capped at $16,000. The Company recorded $78 and $590 of revenue during the three and nine month periods ended September 30, 2010, respectively. Through September 30, 2010, $8,206 has been billed to and received from Covidien related to the development and transition services agreement.

13. Income Taxes

As a result of the acquisition of Neuromed, the Company has recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities. During the nine months ended September 30, 2010, the Company reversed $910 of unrecognized tax benefits and $306 of related accrued interest and penalties due to the expiration of the statute of limitations for certain tax years.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2009 to September 30, 2010 (in thousands):

December 31, 2009	$2,685
Decrease related to positions taken in prior years	—
Increases related to positions taken by acquired subsidiary	—
Expiration of statute of limitations	(910)
Foreign exchange revaluation	49

September 30, 2010	$1,824

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

Overview

On September 8, 2010, we changed our name to Zalicus Inc. In conjunction with the name change, our trading symbol for our common stock on the Nasdaq Global Market was changed from “CRXX” to “ZLCS”.

Zalicus develops novel drug candidates with a focus on the treatment of pain and inflammation. We have entered into multiple revenue-generating collaborations with large pharmaceutical companies and have a portfolio of clinical-stage product candidates targeting pain and immuno-inflammatory diseases. We also utilize our selective ion-channel modulation platform and combination drug discovery technology to discover new product candidates for our portfolio or for our collaborators.

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

The United States commercial rights to Exalgo were acquired by Covidien from Neuromed in June 2009. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and are eligible to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch. The Company has recognized $1.2 million in revenue related to these royalties through September 30, 2010.

Following the sale of all rights to Exalgo to Covidien, our most advanced product candidate is SynaviveTM , a product candidate we have been developing to treat immuno-inflammatory disorders. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009. We are currently planning to advance Synavive into a Phase 2 clinical trial in rheumatoid arthritis. We have also been performing research and development on our proprietary ion channel modulators which have been advanced through preclinical research and development. We have also been using our combination high throughput screening technology platform, or cHTS, to perform our obligations with our collaboration partners. In addition to Synavive, during 2009, Zalicus had been advancing three other product candidates through clinical research and development: CRx-401 for Type 2 diabetes, CRx-191 for psoriasis and CRx-197 for psoriasis.

As of September 30, 2010, we had an accumulated deficit of $242.7 million. We had net losses from continuing operations of $23.1 million and $23.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended September 30, 2010, $0.1 million and $1.1 million of our revenues were generated in Canada and the United States, respectively. For the nine months ended September 30, 2010, $41.6 million and $3.8 million of our revenues were generated in Canada and the United States, respectively. As of September 30, 2010, $1.0 million and $6.0 million of our long-lived assets were located in Canada and the United States, respectively.

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

Results of Operations

Comparison of the Three Months ended September 30, 2010 and September 30, 2009

Revenue. For the three months ended September 30, 2010, we recorded $1.2 million of revenue from our research and development collaborations with Mallinckrodt, Inc., a subsidiary of Covidien plc, or Covidien, Novartis Institutes of BioMedical Research, Inc., or Novartis, Amgen, Inc., or Amgen, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. Covidien launched the commercial sale of Exalgo in the second quarter of 2010, and we began to earn royalty payments from Covidien in the second quarter of 2010 based upon a percentage of Covidien’s net sales of Exalgo. During the three months ended September 30, 2010, we recognized approximately $0.1 million in revenue related to royalties from Covidien based on sales of Exalgo. Our royalty revenue from Covidien relating to the net sales of Exalgo could fluctuate significantly in future periods due to a number of factors outside our control, and it may cause our operating results for a particular quarterly or annual period to vary in a material manner. As a result, royalty revenue from Exalgo sales during specific quarterly periods may not be predictive of future royalty revenue to Zalicus from net sales of Exalgo.

For the three months ended September 30, 2009, we recorded $2.7 million of revenue from our research and development collaborations with Novartis, Angiotech Pharmaceuticals, Inc., or Angiotech, Cystic Fibrosis Foundation Therapeutics, or CFFT, Charley’s Fund, the Nash Avery Foundation and GMT Charitable Research, LLC, or the DMD Foundations, and from grants from the NIAID and USAMRIID.

Research and Development. Research and development expense for the three months ended September 30, 2010 was $5.1 million compared to $4.9 million for the three months ended September 30, 2009. The $0.2 million increase was due to a $1.2 million increase in preclinical and formulation expenses and a $0.7 million increase in compensation, travel and consulting expenses, offset by a decrease of $1.2 million in laboratory supplies, facilities, depreciation and other overhead costs associated with the 2009 restructuring and a decrease of $0.5 million in stock compensation expense and external clinical program costs.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, and our preclinical programs for the three months ended September 30, 2010 and 2009. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, other than our ion channel program, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Three Months Ended September 30, (in thousands)
	2010	2009
Exalgo	$76	$—
Synavive	582	614
Unallocated clinical program costs	478	(54)

Total clinical program costs	1,136	560
Preclinical program costs	825	1,154
Ion channel program costs	1,275	—
Unallocated clinical and preclinical program costs	509	392
Infrastructure and support costs	1,160	2,420
Non-cash employee stock-based compensation expense	157	355

Total research and development expenses	$5,062	$4,881

Following the FDA approval of Exalgo, we expect our research and development costs to remain constant until we initiate additional clinical trials, as we now focus on drug discovery, research, preclinical development and advancing select product candidates through clinical development. When our product candidates advance into or through clinical development, we expect our research and development costs to increase. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the early stages of development, we cannot estimate anticipated completion dates and when or if we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense for the three months ended September 30, 2010 was $2.8 million compared to $3.6 million for the three months ended September 30, 2009. The $0.8 million decrease was primarily due to a decrease of $0.8 million in legal and consulting fees related to the merger with Neuromed.

Amortization of Intangible Asset. For the three months ended September 30, 2010, we recorded $4.7 million of amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009. The intangible asset is being amortized in a manner which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for each of the three months ended September 30, 2010 and 2009 was less than $0.1 million. Interest income remained consistent despite the $26.4 million increase in cash and cash equivalents and short-term investments from September 30, 2009 to September 30, 2010, due to significantly lower interest rates.

Comparison of the Nine Months ended September 30, 2010 and September 30, 2009

Revenue. For the nine months ended September 30, 2010, we recorded $45.4 million of revenue from our research and development collaborations with Covidien, Novartis, Amgen, Fovea Pharmaceuticals, or Fovea, NIAID and USAMRIID. We received a $40.0 million milestone payment from Covidien, following the FDA approval of Exalgo on March 1, 2010. Covidien launched the commercial sale of Exalgo in the second quarter of 2010, and we began to receive royalty payments from Covidien in the second quarter of 2010 based upon a percentage of Covidien’s net sales of Exalgo. During the nine months ended September 30, 2010, we recognized $1.2 million in revenue related to royalties from Covidien based on sales of Exalgo. For the nine months ended September 30, 2009, we recorded $8.7 million of revenue from our research and development collaborations with Novartis, Fovea, Angiotech, CFFT, CHDI, Inc., the DMD Foundations and from grants from the NIAID and USAMRIID. The increase in revenue is primarily due to the $40.0 million milestone payment received from Covidien upon the FDA approval of Exalgo.

Research and Development. Research and development expense for the nine months ended September 30, 2010 was $17.1 million compared to $18.1 million for the nine months ended September 30, 2009. The $1.0 million decrease was primarily due to an increase of $2.3 million in salary and benefit expenses related to the addition of Neuromed personnel, a $2.2 million increase in consulting expense, preclinical expenses and formulations and a $0.2 million increase in stock-based compensation expense related to the approval of Exalgo satisfying certain performance based vesting criteria for stock-based awards offset by a decrease of $2.7 million in external clinical expenses and a $3.0 million decrease in laboratory supplies, facilities, depreciation and other overhead costs associated with the 2009 restructuring.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, and our preclinical programs for the nine months ended September 30, 2010 and 2009. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Unallocated clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, other than our ion channel program, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Nine Months Ended September 30, (in thousands)
	2010	2009
Exalgo	$570	$—
Synavive	748	3,101
Unallocated clinical program costs	1,224	1,404

Total clinical program costs	2,542	4,505
Preclinical program costs	2,992	4,279
Ion channel program costs	3,780	—
Unallocated clinical and preclinical program costs	1,604	1,443
Infrastructure and support costs	4,758	6,691
Non-cash employee and non-employee stock-based compensation expense	1,384	1,206

Total research and development expenses	$17,060	$18,124

Following the FDA approval of Exalgo, we expect our research and development costs to remain constant until we initiate additional clinical trials, as we now focus on drug discovery, research, preclinical development and advancing select product candidates through clinical development. When our product candidates advance into or through clinical development, we expect our research and development costs to increase. We may select product candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. Due to the fact that our most advanced product candidates are in the early stages of development, we cannot estimate anticipated completion dates and when or if we might receive material net cash inflows from future collaboration agreements with sponsored research funding, up-front payments, milestones or royalties.

General and Administrative. General and administrative expense for the nine months ended September 30, 2010 was $9.3 million compared to $12.0 million for the nine months ended September 30, 2009. The $2.7 million decrease was primarily due to a decrease of $1.9 million in legal and consulting fees related to the merger with Neuromed and a decrease of $0.8 million in stock-based compensation expense.

Amortization of Intangible Asset. For the nine months ended September 30, 2010, we recorded $14.1 million of amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009. The intangible asset is being amortized in a manner which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for the nine months ended September 30, 2010 was less than $0.1 million compared to $0.2 million for the nine months ended September 30, 2009. The decrease was primarily due to significantly lower average interest rates for the securities held in our investment portfolio.

Loss on Revaluation of Contingent Consideration. For the nine months ended September 30, 2010, we recognized a loss in the amount of $29.3 million on the revaluation of contingent consideration in connection with the Neuromed merger. This loss represents the change in fair value of the contingent consideration at December 31, 2009 and March 1, 2010 when the contingent consideration was settled. On March 1, 2010, 37,883,123 escrow shares were released to former Neuromed stockholders as settlement of the contingent consideration. The change in value is due to the fair value of shares released from escrow being greater than our probability weighted estimate as of December 31, 2009.

Benefit for Income Taxes. For the nine months ended September 30, 2010, we recognized a tax benefit of $1.2 million primarily related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

Gain from Discontinued Operations. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx Singapore to the other shareholder of CombinatoRx Singapore, BioMedical Sciences, for nominal consideration. We also entered into a share purchase agreement with CombinatoRx Singapore and BioMedical Sciences and an intellectual property assignment agreement and transition services agreement with CombinatoRx Singapore. Under the intellectual property assignment agreement, CombinatoRx Singapore has been assigned and retains all infectious disease intellectual property developed by CombinatoRx Singapore with our assistance since the formation of CombinatoRx Singapore. Under the share purchase agreement, we agreed not to compete with CombinatoRx Singapore in the discovery and development of product candidates to treat certain infectious diseases in substantially all markets until June 2, 2010. We recorded a gain from discontinued operations of $14.1 million during the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash, cash equivalents and short-term investments of approximately $48.6 million, which includes $2.6 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of September 30, 2010.

During the nine months ended September 30, 2010, we received $43.0 million from Covidien, which included a $40.0 million milestone payment related to the March 1, 2010 FDA approval of Exalgo. In addition, we received $4.3 million in payments from our collaborations and research and development agreements with Novartis, Amgen and Fovea and grants from the NIAID and USAMRIID. We expect that our sources of funding in the future will also include, subject to our satisfying conditions, additional research funding, license fees, potential milestone payments and royalties relating to our collaboration and research and development agreements with Covidien, Novartis, Fovea and others and government grants from USAMRIID and any other collaborative agreements into which we might enter.

Based on our current operating plans and expectations regarding royalties from Exalgo, we expect our resources to be sufficient to fund our planned operations into 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or Exalgo royalties or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. On April 16, 2010, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (SEC File No. 333-166116), with the SEC covering the registration of senior debt securities, subordinated debt securities, preferred stock, common stock, warrants, units or any combination of the foregoing securities (the “Securities”), in an aggregate amount of $50.0 million, which was declared effective by the SEC on April 29, 2010. These Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale. We believe the shelf registration provides additional financing flexibility to meet potential future funding requirements and the ability to take advantage of potentially attractive capital market conditions. However, funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our operating activities from continuing operations provided cash of $23.2 million for the nine months ended September 30, 2010 and used cash of $21.2 million for the nine months ended September 30, 2009. The $44.4 million increase in net cash flows from operating activities is primarily attributed to the $40.0 million milestone received from Covidien related to the FDA approval of Exalgo and a reduction in merger related operating expenses during the nine months ended September 30, 2010. This increase is offset by working capital adjustments in accounts receivable, accounts payable, accrued expenses and accrued restructuring.

Our investing activities from continuing operations used cash of $30.0 million for the nine months ended September 30, 2010 and provided cash of $13.2 million for the nine months ended September 30, 2009. The cash used in investing activities for the nine months ended September 30, 2010 was primarily due to purchases of short-term investments while the cash provided by investing activities was primarily due to sales and maturities of short-term investments in the nine months ended September 30, 2009. We purchased $0.6 million of capital equipment in each of the nine month periods ended September 2010 and 2009.

Our financing activities from continuing operations used cash of less than $0.1 million for the nine months ended September 30, 2010 and were not a significant source of cash for the nine months ended September 30, 2009.

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

ZALICUS INC.

By:	/S/ JUSTIN A. RENZ
Justin A. Renz
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: November 10, 2010

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant	8-K	3.2	09/09/2010	000-51171

*4.1	Specimen Common Stock Certificate of the Registrant

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock	10-K	4.5	03/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001, to purchase up to 10,019 shares of the Registrant’s Common Stock	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001, by and between Silicon Valley Bank and the Registrant	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders	S-1	10.11	12/10/2004	333-121173

4.7	Form of Warrant issued to BioMedical Sciences Investment Fund Pte Ltd. on August 19, 2005 to purchase up to 25,000 shares of the Registrant’s Common Stock	S-1	10.45	08/19/2005	333-121173

4.8	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein	S-4	4.11	08/07/2009	333-161146

#10.1	2000 Stock Option Plan, as amended	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.13	Separation Agreement, dated as of January 14, 2010 between the Registrant and Robert Forrester.	10-Q	10.13	05/12/2010	000-51171

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.20	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

10.24	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.25	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.1	06/02/2009	000-51171

10.27	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.2	06/02/2009	000-51171

10.28	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.3	06/02/2009	000-51171

10.29	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.4	06/02/2009	000-51171

†10.30	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	08/19/2005	333-121173

10.31	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.32	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.33	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.34	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.35	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/08/2007	000-51171

10.36	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

†10.37	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.38	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.39	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and the Registrant.	8-K	10.1	08/13/2009	000-51171

†10.40	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

†10.41	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.42	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.43	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.44	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

*10.45	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.

10.46	Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates.	S-4/A	10.57	10/09/2009	333-161146

10.47	Second Amendment to Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates, dated as of November 17, 2009.	10-K	10.56	03/26/2010	000-51171

10.48	Termination Agreement between the Registrant and Angiotech Pharmaceuticals, Inc., dated as of November 10, 2009.	8-K	10.1	11/10/2009	000-51171

10.49	Termination Agreement between the Registrant and Cystic Fibrosis Foundation Therapeutics, dated as of May 14, 2009.	8-K	10.1	05/20/2009	000-51171

*21.1	List of subsidiaries.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.