Form 10-Q
period 2011-03-31
Zalicus Inc.
filed 2011-05-05
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 4, 2011: 98,887,833 shares

ZALICUS INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to Zalicus Inc. (“Zalicus”) and its subsidiaries (“we”, “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding our plans for the outlicensing of our clinical or pre-clinical product candidates and our seeking of collaborations; any statements regarding timing of initiating and completing clinical and pre-clinical trials and studies; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

The risks, uncertainties and assumptions referred to above include risks that are described in the Risk Factors section of our annual report on Form 10-K and in our other Securities and Exchange Commission reports. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

Item 1.	Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Zalicus Inc.

Consolidated Balance Sheets

(in thousands except per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,677	$2,820
Restricted cash	650	650
Short-term investments	36,224	41,799
Accounts receivable	1,478	1,605
Prepaid expenses and other current assets	2,133	965

Total current assets	55,162	47,839
Property and equipment, net	6,500	6,898
Intangible asset, net	25,402	26,687
Restricted cash and other assets	1,250	1,245

Total assets	$88,314	$82,669

Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan payable	$502	$273
Accounts payable	1,758	1,840
Accrued expenses	3,942	4,269
Deferred revenue	2,595	2,370
Current portion of lease incentive obligation	284	284

Total current liabilities	9,081	9,036

Term loan payable, net of current portion	2,317	2,523
Deferred revenue, net of current portion	3,917	3,667
Deferred rent, net of current portion	716	743
Lease incentive obligation, net of current portion	1,371	1,442
Other long-term liabilities	2,354	2,261

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 97,013 and 89,113 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	97	89
Additional paid-in capital	333,831	317,581
Accumulated other comprehensive loss	(6)	(20)
Accumulated deficit	(265,364)	(254,653)

Stockholders’ equity	68,558	62,997

Total liabilities and stockholders’ equity	$88,314	$82,669

Zalicus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31
	2011	2010
Revenue:
Collaborations	$1,092	$41,065
Government contracts and grants	179	265

Total revenue	1,271	41,330

Operating expenses:
Research and development	7,817	7,381
General and administrative	2,744	3,862
Amortization of intangible asset	1,285	4,684

Total operating expenses	11,846	15,927

(Loss) income from operations	(10,575)	25,403
Interest income	36	7
Interest expense	(105)	—
Loss on revaluation of contingent consideration	—	(29,286)
Other expense	(67)	(142)

Net loss before provision for income taxes	(10,711)	(4,018)
Income tax benefit	—	910

Net loss	$(10,711)	$(3,108)

Net loss per share—basic and diluted	$(0.12)	$(0.05)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	91,973,419	63,310,675

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Operating activities
Net loss	$(10,711)	$(3,108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,833	5,306
Noncash interest expense	26	—
Noncash rent expense	(71)	(71)
Stock-based compensation expense	519	1,575
Loss on revaluation of contingent consideration	—	29,286
Loss on sale of fixed assets	—	52
Foreign exchange loss	61	80
Decrease in deferred rent	(27)	(8)
Changes in assets and liabilities:
Decrease in accounts receivable	127	1,512
(Increase) decrease in prepaid expenses and other assets	(1,170)	3,204
Decrease in accounts payable	(82)	(3,275)
Decrease in accrued restructuring	—	(677)
Decrease in accrued expenses and other long-term liabilities	(296)	(4,348)
Increase in deferred revenue	475	—

Net cash (used in) provided by operating activities	(9,316)	29,528

Investing activities
Purchases of property and equipment	(150)	(67)
Proceeds from sale of property and equipment	—	97
Purchases of short-term investments	(49,409)	(96,080)
Sales and maturities of short-term investments	54,998	61,500

Net cash provided by (used in) investing activities	5,439	(34,550)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	15,065	—
Proceeds from exercise of stock options	666	223
Repurchases of common stock	—	(391)

Net cash provided by (used in) financing activities	15,731	(168)

Effect of exchange rate changes on cash and cash equivalents	3	(4)

Net increase (decrease) in cash and cash equivalents	11,857	(5,194)
Cash and cash equivalents at beginning of the period	2,820	8,779

Cash and cash equivalents at end of the period	$14,677	$3,585

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

In preparing the financial statements included in this Form 10-Q, the Company has evaluated all subsequent events that occurred after March 31, 2011 through the date of the filing of this Form 10-Q. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

2. Significant Accounting Policies

Revenue Recognition

Collaborations

Effective January 1, 2011, the Company adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company determined that the adoption of this standard had no impact on revenues reported for the three months ending March 31, 2011 and 2010 as none of the deliverables of the existing collaboration agreements meet the separation criteria under this new authoritative guidance as none of the deliverables included in these agreements have stand alone value to the customer. There would be no change in the Company’s accounting if the new accounting standard were applied to the existing collaboration agreements.

In the event the Company enters into or modifies a contract in which the deliverables are required to be separated, the Company will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, the Company uses third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (“ESP”) to allocate the arrangement consideration to the units of accounting. The Company applies appropriate revenue recognition guidance to each unit of accounting.

Effective, January 1, 2011, the Company adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. The Company has been accounting for milestones as codified with this new guidance. Consequently there was no effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas.

The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the United States Food and Drug Administration (“FDA”) or other regulatory agencies.

The Company’s collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to the Company’s high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. The Company evaluates its arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees or amounts allocated to units of accounting that will be delivered or provided over a period of time, where the Company has a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to have substantive uncertainty are to be recorded when the milestone is achieved. Contract revenues are recorded as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement.

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

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2011:

	Fair Value Measurement as of March 31, 2011			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$20,553	$15,671	$—	$36,224

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

Available-for-sale securities at March 31, 2011 and December 31, 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
Corporate debt securities	$12,677	$3	$(8)	$12,672
Government agency securities	3,000	—	(1)	2,999
Treasury money market funds	20,553	—	—	20,553

	$36,230	$3	$(9)	$36,224

December 31, 2010
Corporate debt securities	$24,826	$3	$(23)	$24,806
Treasury money market funds	16,993	—	—	16,993

	$41,819	$3	$(23)	$41,799

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at March 31, 2011 and December 31, 2010, by contractual maturity, were as follows:

	March 31, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$12,677	$12,672	$21,898	$21,888

Maturing in more than one year	$3,000	$2,999	$2,928	$2,918

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities. As of March 31, 2011, no losses, other than temporary losses, have been incurred on the Company’s investments.

5. Prepaid Expenses and Other Current Assets

	March 31, 2011	December 31, 2010
Prepaid clinical expense	$888	$—
Prepaid maintenance expense	371	9
Prepaid other expense	378	398
Other current assets	496	558

	$2,133	$965

6. Intangible Asset

The intangible asset relates to the commercial rights to the Exalgo contract that was acquired as part of the December 21, 2009 merger with Neuromed Pharmaceuticals Inc. and its subsidiary Neuromed Pharmaceuticals Ltd. (“Neuromed”). The intangible asset amount of $45,943 was recorded at fair value on the merger date. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years, The Company recognized $1,285 of amortization expense for the three months ended March 31, 2011 and $4,684 for the three months ended March 31, 2010. The Company continually monitors whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible asset may warrant revision or that the carrying value of the asset may be impaired. There were no impairment indicators in the three months ended March 31, 2011.

7. Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and unrealized loss on investments for all periods presented.

The Company’s total comprehensive loss consists of the following:

	Three months ended March 31,
	2011	2010
Net loss	$(10,711)	$(3,108)
Other comprehensive loss:
Change in unrealized loss on investments	14	2

Comprehensive loss	$(10,697)	$(3,106)

8. Net Loss Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the contingent shares of its common stock issued to former Neuromed shareholders based on the timing of FDA approval of Exalgo in connection with the Neuromed merger (the “Escrow Shares”) “participating securities” because they included rights to participate in undistributed earnings of the Company in the form of dividends with the common stock on a one for one basis. Prior to being released from escrow, the Escrow Shares were not considered in the calculation of basic or diluted net loss per share for the three months ended March 31, 2010 since they did not include a contractual obligation to share in the losses of the Company and thus were anti-dilutive.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2011 and 2010, as they would be anti-dilutive.

	Three Months Ended March 31,
	2011	2010
Options outstanding	9,309,982	7,304,512
Unvested restricted stock or restricted stock units	568,750	762,500
Warrants outstanding	136,000	96,252

9. Stock-Based Compensation

The Company recognized, for the three months ended March 31, 2011 and 2010, stock-based compensation expense of approximately $519 and $1,575, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at March 31, 2011 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,110,447	$2.26
Granted	2,782,000	2.65
Exercised	(576,655)	1.16
Cancelled	(5,810)	2.03

Outstanding at March 31, 2011	9,309,982	$2.45	7.38	$7,116

Vested or expected to vest at March 31, 2011	8,776,980	$2.47	7.25	$6,866

Exercisable at March 31, 2011	3,509,096	$3.55	4.31	$2,730

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2011 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. As of March 31, 2011, there was $4,421 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.8 years.

The Company uses the Black-Scholes pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. For options granted during the three months ended March 31, 2011, the Company used the historical volatility of its stock price. The Company does not have sufficient history to evaluate the expected term of its option grants and has evaluated the expected term of several peer companies in order to make a determination on the expected term of the option grants. The risk-free rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company applies a forfeiture rate to all option grants to account for options not expected to vest. The forfeiture rate is determined based upon the Company’s historical forfeitures of its option grants.

On February 8, 2011, the Company issued 1,410,000 stock options, which are included in the table above, with performance based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. For the three months ended March 31, 2011, the Company did not recognize any expense related to these stock options.

During the three months ended March 31, 2011 and 2010, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows.

	Three Months Ended March 31,
	2011	2010
Volatility factor	103.0%	108.9%
Risk-free interest rate	2.24%	2.55%
Dividend yield	—	—
Expected term (in years)	5.58	5.77

Restricted Stock

A summary of the status of non-vested restricted stock awards as of March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	12,500	$4.57
Granted	—	—
Vested	(6,250)	$4.57
Canceled	—	—

Nonvested at March 31, 2011	6,250	$4.57

As of March 31, 2011, there was $23 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 0.8 years.

A summary of the status of non-vested restricted stock units as of March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2010	750,000	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Non-Vested at March 31, 2011	562,500	$0.95	2.79	$1,367

As of March 31, 2011, there was $462 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years.

10. Income Taxes

As of March 31, 2011, the Company has recorded a liability for unrecognized tax benefits of $1,931 and interest and penalties of $423 in other long-term liabilities.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2010 to March 31, 2011 (in thousands):

December 31, 2010	$1,878
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	—
Foreign exchange revaluation	53

March 31, 2011	$1,931

11. Equity Offering

On February 9, 2011, the Company entered into an equity distribution agreement with Wedbush Securities Inc., (“Wedbush”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. On March 31, 2011, the Company terminated its equity distribution agreement with Wedbush. As of March 31, 2011, the Company sold an aggregate of 7,136,200 shares of common stock for gross proceeds of approximately $15,745. Net proceeds were approximately $15,066 after deducting Wedbush’s commission and expenses to establish the agreement. In April 2011, the Company settled the final sales of its common stock under the agreement by issuing an aggregate of 1,748,600 shares of common stock for net proceeds of $4,127.

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

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain and immuno-inflammatory diseases. We have entered into multiple revenue-generating collaborations with large pharmaceutical companies and have a portfolio of clinical-stage product candidates targeting pain and immuno-inflammatory diseases. We also apply our selective ion-channel modulation platform and combination high throughput screening technology, or cHTS™, to discover new product candidates for our portfolio or for our collaborators in the areas of pain, inflammation, oncology and infectious disease.

On December 21, 2009, we completed our merger, which we refer to as the Neuromed Merger, with Neuromed Pharmaceuticals Inc., or Neuromed, pursuant to which Neuromed Pharmaceuticals Ltd. became a wholly-owned subsidiary of Zalicus. On September 8, 2010, we changed our name from CombinatoRx, Incorporated to Zalicus Inc.

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and are eligible to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $2.0 million in revenue related to these royalties through March 31, 2011.

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

As of March 31, 2011, we had an accumulated deficit of $265.4 million. We had net losses of $10.7 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended March 31, 2011, $0.4 million and $0.9 million of our revenues were generated in Canada and the United States, respectively. As of March 31, 2011, $0.7 million and $5.8 million of our long-lived assets were located in Canada and the United States, respectively.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2010 related to business combinations, intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 10, 2011.

We updated our Critical Account Policies during the three months ended March 31, 2011 as follows:

Revenue Recognition

Effective January 1, 2011, we adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. We determined that the adoption of this standard had no impact on revenues reported for the three months ending March 31, 2011 and 2010 as none of the deliverables of the existing collaboration agreements meet the separation criteria under this new authoritative guidance as none of the deliverables included in these agreements have stand alone value to the customer. There would be no change in our accounting if the new accounting standard were applied to the existing collaboration agreements.

In the event we enter into or modify a contract in which the deliverables are required to be separated, we will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, we use third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (“ESP”) to allocate the arrangement consideration to the units of accounting. We apply appropriate revenue recognition guidance to each unit of accounting.

Effective, January 1, 2011, we adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. We have been accounting for milestones as codified with this new guidance. Consequently there was no effect on our consolidated financial position, results of operations or cash flows.

We entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas. The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the United States Food and Drug Administration (“FDA”) or other regulatory agencies.

Our collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to our high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. We evaluate our arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees or amounts allocated to units of accounting that will be delivered or provided over a period of time, where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to have substantive uncertainty are to be recorded when the milestone is achieved. Contract revenues are recorded as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement.

Results of Operations

Comparison of the Three Months ended March 31, 2011 and March 31, 2010

Revenue. For the three months ended March 31, 2011, we recorded $1.3 million of revenue from our research and development collaborations with Mallinckrodt, Inc., a subsidiary of Covidien plc, or Covidien, Novartis Institutes of BioMedical Research, Inc., or Novartis, and Amgen, Inc., or Amgen, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID.

For the three months ended March 31, 2010, we recorded $41.3 million of revenue from our research and development collaborations with Covidien, Novartis and Amgen, and from grants from NIAID and USAMRIID. We received a $40.0 million milestone payment from Covidien following the FDA approval of Exalgo on March 1, 2010.

Research and Development. Research and development expense for the three months ended March 31, 2011 was $7.8 million compared to $7.4 million for the three months ended March 31, 2010. The $0.4 million increase was due to a $2.2 million increase in preclinical, formulation and external clinical program expenses, offset by a $0.9 million decrease in compensation, travel and consulting expenses and a $0.9 million decrease in stock-based compensation expense. We expect our research and development expense for the year ended December 31, 2011 to increase as we plan to advance Synavive into a Phase 2b clinical trial and advance one or more Ion channel product candidates into Phase 1 clinical trials.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, and our preclinical programs for the three months ended March 31, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Collaboration discovery and preclinical program costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations as well as our personnel and other expenses allocated to our internally funded preclinical programs, other than our ion channel program, as well as the direct costs allocated to all of our research collaborations. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. As we initiate clinical trials for Synavive and our other product candidates, we expect our research and development costs to increase. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended March 31, (in thousands)
	2011	2010
Exalgo	$93	$346
Synavive	2,688	35
Other clinical program costs	190	390

Total clinical program costs	2,971	771
Collaboration discovery and preclinical program costs	1,351	1,235
Ion channel program costs	1,581	1,323
Unallocated clinical and preclinical program costs	608	580
Infrastructure and support costs	1,149	2,417
Non-cash employee stock-based compensation expense	157	1,055

Total research and development expenses	$7,817	$7,381

General and Administrative. General and administrative expense for the three months ended March 31, 2011 was $2.7 million compared to $3.9 million for the three months ended March 31, 2010. The $1.2 million decrease was primarily due to decreases in salary and benefits, stock-based compensation and consulting expenses as we have reduced such expenses after the Neuromed merger. We expect our general and administrative expenses for the remainder of the year ended December 31, 2011 to be consistent with such expenses during 2010.

Amortization of Intangible Asset. Amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009 for the three months ended March 31, 2011 was $1.3 million compared to $4.7 million for the three months ended March 31, 2010. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amoritized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for each of the three months ended March 31, 2011 and 2010 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended March 31, 2011 was $0.1 million. This interest expense relates to the interest on the term loan with Oxford Capital.

Loss on Revaluation of Contingent Consideration. In the three months ended March 31, 2010, we recognized a loss in the amount of $29.3 million on the revaluation of contingent consideration in connection with the Neuromed Merger. This loss represents the change in fair value of the contingent consideration at December 31, 2009 and March 1, 2010 when the contingent consideration was settled. On March 1, 2010, 37,883,123 escrow shares were released to former Neuromed stockholders as settlement of the contingent consideration. The change in value is due to the fair value of shares released from escrow being greater than our probability weighted estimate as of December 31, 2009.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of March 31, 2011, we had cash, cash equivalents and short-term investments of approximately $52.8 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of March 31, 2011.

Based on our current operating plans and expectations regarding royalties from sales of Exalgo, we expect our resources to be sufficient to fund our planned operations into 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or if Exalgo royalties or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities.  Our operating activities used cash of $9.3 million for the three months ended March 31, 2011 and provided cash of $29.5 million for the three months ended March 31, 2010. The decrease in the net cash provided by operating activities was primarily attributed to the $40.0 million received from Covidien related to the FDA approval of Exalgo in the quarter ended March 31, 2010, offset by non-cash amounts including the revaluation of the contingent consideration in the Neuromed Merger and working capital adjustments in prepaid expenses and other current assets, accounts payable and accrued expenses.

Investing Activities.  Our investing activities provided cash of $5.4 million for the three months ended March 31, 2011 and used cash of $34.6 million for the three months ended March 31, 2010. The cash provided by investing activities for the three months ended March 31, 2011 was primarily due to the sales and maturities of our short-term investments, while the cash used in investing activities for the three months ended March 31, 2010 was primarily due to purchases of short-term investments.

Financing Activities.  Our financing activities provided cash of $15.7 million for the three months ended March 31, 2011. The cash provided by financing activities for the three months ended March 31, 2011 was primarily related to the issuance of 7,136,200 shares of our common stock resulting in net proceeds of $15.1 million. Net cash used in financing activities was less than $0.2 million for the three months ended March 31, 2010.

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

On February 9, 2011, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, utilize our effective shelf registration statement to offer and sell our common stock having aggregate sales proceeds of up to $20.0 million through Wedbush, or to Wedbush, for resale. Effective March 31, 2011, we terminated our equity distribution agreement with Wedbush. Through March 31, 2011, we had sold an aggregate of 7,136,200 shares of Common Stock pursuant to the agreement for aggregate net proceeds of approximately $15.1 million. In April 2011, we settled the final sales of our common stock under the agreement by issuing an aggregate of 1,748,600 shares of common stock for net proceeds of $4.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Not applicable.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of March 31, 2011, we had unrestricted cash, cash equivalents and marketable securities of $50.9 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2011, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

The amounts outstanding under Term Loan A from Oxford are fixed at an annual interest rate of 10.26%. The loan and security agreement entered into with Oxford in December of 2010 allows for additional borrowings in the form of two additional term loans. In the event, we enter into the additional term loans, the interest rate will be the greater of (i) 10.25% or (ii) the 90-day LIBOR U.S. dollar rate prior to the funding of the term loan plus an additional 9.96%. In the event we make additional borrowings under the loan and security agreement, changes in LIBOR interest rates may increase the interest rates we would pay on such term loans and increase our cost of capital which may have a significant impact to our financial condition.

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

The approved drugs that are combined in Synavive are commercially available at prices lower than the prices at which we would seek to market Synavive, if it is approved. Even with its new formulation, we cannot be sure that physicians will view Synavive, if approved, as sufficiently superior to a treatment regimen of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Synavive, and they may prescribe the individual drugs already approved and marketed by other companies instead of Synavive. We have been issued patents covering the composition of matter and method of use of Synavive and are seeking patents covering its formulations. These patents may be ineffective as a practical matter to protect against physicians prescribing the individual generic drugs instead of Synavive. To the extent that the price of Synavive is significantly higher than the prices of the individual components, physicians may have a greater incentive to write prescriptions for the individual components instead of for Synavive, and this may limit how we price Synavive. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for Synavive, which could also limit market and patient acceptance of Synavive, and could negatively impact our revenues and net income, if any. Physicians might also prescribe the individual components of Synavive prior to its approval, which could adversely affect our development of Synavive due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in Synavive, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize Synavive if it is approved.

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

If we undertake business combinations, acquisitions or similar strategic transactions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention.

On a regular basis, we consider business combination transactions and collaborations with third parties to support our growth through acquisitions of companies, product candidates, drug products or technology. Future acquisitions may involve risks, such as:

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of managerial resources from day-to-day operations;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for such acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating any acquisition, we may be required to reevaluate that component of our growth strategy only after we have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisition.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would increase a reported loss or reduce any future reported earnings. In addition, we could use substantial portions of our available cash to pay the purchase price for acquisitions. Subject to the limitations under our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of March 31, 2011, Zalicus had an accumulated deficit of $265.4 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Item 4.	Removed and Reserved

Item 6.	Exhibits

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
Justin A. Renz Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: May 5, 2011

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock	10-K	4.5	03/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001, to purchase up to 10,019 shares of the Registrant’s Common Stock	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001, by and between Silicon Valley Bank and the Registrant	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders	S-1	10.11	12/10/2004	333-121173

4.8	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein	S-4	4.11	08/07/2009	333-161146

4.8	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.13	Separation Agreement, dated as of January 14, 2010 between the Registrant and Robert Forrester.	10-Q	10.13	05/12/2010	000-51171

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.20	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

*#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.

*#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Termination Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.1	06/02/2009	000-51171

10.29	Share Purchase Agreement, dated as of June 2, 2009, by and among CombinatoRx (Singapore) Pte Ltd, Biomedical Sciences Investment Fund Pte Ltd and the Registrant.	8-K	10.2	06/02/2009	000-51171

10.30	Intellectual Property Assignment Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.3	06/02/2009	000-51171

10.31	Transition Services Agreement, dated as of June 2, 2009, by and between CombinatoRx (Singapore) Pte Ltd and the Registrant.	8-K	10.4	06/02/2009	000-51171

†10.32	Research and License Agreement, dated as of October 3, 2005, between Angiotech Pharmaceuticals, Inc. and the Registrant.	S-1/A	10.46	10/05/2005	333-121173

10.33	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.34	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.35	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.36	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.37	Sponsored Research Collaboration Agreement, dated November 7, 2007, between Dart Therapeutics, LLC and the Registrant.	8-K	10.1	11/08/2007	000-51171

10.38	First Amendment to Sponsored Research Collaboration Agreement, dated as of October 20, 2008, between the Registrant, DART Therapeutics, LLC and GMT Charitable Research, LLC.	8-K	10.1	10/22/2008	000-51171

†10.39	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.40	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.41	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and the Registrant.	8-K	10.1	08/13/2009	000-51171

†10.42	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

†10.43	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.44	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.45	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.46	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.47	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.48	Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates.	S-4/A	10.57	10/09/2009	333-161146

10.49	Second Amendment to Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates, dated as of November 17, 2009.	10-K	10.56	03/26/2010	000-51171

10.50	Termination Agreement between the Registrant and Angiotech Pharmaceuticals, Inc., dated as of November 10, 2009.	8-K	10.1	11/10/2009	000-51171

10.51	Termination Agreement between the Registrant and Cystic Fibrosis Foundation Therapeutics, dated as of May 14, 2009.	8-K	10.1	05/20/2009	000-51171

10.52	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.53	Equity Distribution Agreement dated as of February 9, 2011 between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2011	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.