Form 10-Q
period 2011-06-30
Zalicus Inc.
filed 2011-08-04
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 3, 2011: 99,237,510 shares

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

Zalicus Inc.

Consolidated Balance Sheets

(in thousands except per share data)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$2,581	$2,820
Restricted cash	650	650
Short-term investments	51,535	41,799
Accounts receivable	1,851	1,605
Prepaid expenses and other current assets	3,089	965

Total current assets	59,706	47,839
Property and equipment, net	6,032	6,898
Intangible asset, net	24,117	26,687
Restricted cash and other assets	1,258	1,245

Total assets	$91,113	$82,669

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,256	$1,840
Accrued expenses and other current liabilities	4,603	4,269
Deferred revenue	2,700	2,370
Current portion of term loan payable	1,871	273
Current portion of lease incentive obligation	284	284

Total current liabilities	10,714	9,036

Term loan payable, net of current portion	9,237	2,523
Deferred revenue, net of current portion	4,167	3,667
Deferred rent, net of current portion	679	743
Lease incentive obligation, net of current portion	1,300	1,442
Other long-term liabilities	2,478	2,261

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 99,092 and 89,113 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	99	89
Additional paid-in capital	339,113	317,581
Accumulated other comprehensive income (loss)	5	(20)
Accumulated deficit	(276,679)	(254,653)

Stockholders’ equity	62,538	62,997

Total liabilities and stockholders’ equity	$91,113	$82,669

Zalicus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Collaborations and other	$1,650	$2,717	$2,742	$43,782
Government contracts and grants	198	211	377	476

Total revenue	1,848	2,928	3,119	44,258

Operating expenses:
Research and development	8,990	4,617	16,807	11,998
General and administrative	2,723	2,569	5,467	6,431
Amortization of intangible	1,285	4,685	2,570	9,369

Total operating expenses	12,998	11,871	24,844	27,798

(Loss) income from operations	(11,150)	(8,943)	(21,725)	16,460
Interest income	31	30	67	37
Interest expense	(116)	—	(221)	—
Loss on revaluation of contingent consideration	—	—	—	(29,286)
Other (expense) income	(79)	15	(146)	(127)

Net loss before provision for income taxes	(11,314)	(8,898)	(22,025)	(12,916)
Income tax benefit	—	300	—	1,210

Net loss	$(11,314)	$(8,598)	$(22,025)	$(11,706)

Net loss per share—basic and diluted	$(0.11)	$(0.10)	$(0.23)	$(0.15)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	98,867,394	88,946,220	95,440,314	76,199,264

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months Ended June 30
	2011	2010
Operating activities
Net loss	$(22,025)	$(11,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,650	10,610
Noncash interest expense	52	—
Noncash rent expense	(142)	(142)
Stock-based compensation expense	1,142	2,005
Loss on revaluation of contingent consideration	—	29,286
Loss on disposal of fixed assets	99	52
Foreign exchange loss	50	50
Decrease in deferred rent	(64)	(16)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(246)	678
(Increase) decrease in prepaid expenses and other assets	(2,134)	4,189
Decrease in accounts payable	(584)	(3,175)
Decrease in accrued restructuring	—	(753)
Increase (decrease) in accrued expenses and other long-term liabilities	338	(4,343)
Increase in deferred revenue	830	—

Net cash (used in) provided by operating activities	(19,034)	26,735

Investing activities
Purchases of property and equipment	(154)	(517)
Proceeds from sale of property and equipment	—	97
Purchases of short-term investments	(105,702)	(261,635)
Sales and maturities of short-term investments	95,991	228,712

Net cash used in investing activities	(9,865)	(33,343)

Financing activities
Net proceeds from term loan	8,491	—
Proceeds from issuance of common stock, net of issuance costs	19,190	—
Proceeds from exercise of stock options	975	386
Repurchases of common stock	—	(391)

Net cash provided by (used in) financing activities	28,656	(5)

Effect of exchange rate changes on cash and cash equivalents	4	9

Net decrease in cash and cash equivalents	(239)	(6,604)
Cash and cash equivalents at beginning of the period	2,820	8,779

Cash and cash equivalents at end of the period	$2,581	$2,175

Cash paid for interest	$168	$—

Non-cash investing activities
Assets acquired under capital lease	$159	$—

Non-cash financing activities
Fair value of warrant issued in connection with term loan	$225	$—

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

2. Significant Accounting Policies

Revenue Recognition

Collaborations

Effective January 1, 2011, the Company adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company determined that the adoption of this standard had no impact on revenues reported for the three and six months ending June 30, 2011. In addition, there would be no change in the Company’s accounting if the new accounting standard were applied to ongoing collaboration agreements entered into prior to January 1, 2011.

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

The agreements generally provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the United States Food and Drug Administration (“FDA”) or other regulatory agencies.

The Company’s collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to the Company’s high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. The Company evaluates its arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees that do not have standalone value or amounts allocated to units of accounting that will be delivered or provided over a period of time, where the Company has a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to have substantive uncertainty are to be recorded when the milestone is achieved. Contract revenues are recorded as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2011:

	Fair Value Measurement as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$16,369	$35,166	$—	$51,535

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

Available-for-sale securities at June 30, 2011 and December 31, 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
Corporate debt securities	$34,662	$16	$(11)	$34,667
Government agency securities	500	—	(1)	499
Treasury money market funds	16,369	—	—	16,369

	$51,531	$16	$(12)	$51,535

December 31, 2010
Corporate debt securities	$24,826	$3	$(23)	$24,806
Treasury money market funds	16,993	—	—	16,993

	$41,819	$3	$(23)	$41,799

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at June 30, 2011 and December 31, 2010, by contractual maturity, were as follows:

	June 30, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$34,662	$34,667	$21,898	$21,888

Maturing in more than one year	$500	$499	$2,928	$2,918

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities. As of June 30, 2011, no losses, other than temporary losses, have been incurred on the Company’s investments.

5. Prepaid Expenses and Other Current Assets

	June 30, 2011	December 31, 2010
Prepaid clinical expense	$1,713	$—
Prepaid maintenance expense	380	9
Prepaid other expense	415	398
Other current assets	581	558

	$3,089	$965

6. Intangible Asset

The intangible asset relates to the commercial rights to the Exalgo contract that was acquired as part of the December 21, 2009 merger with Neuromed Pharmaceuticals Inc. and its subsidiary Neuromed Pharmaceuticals Ltd. (“Neuromed”). The intangible asset amount of $45,943 was recorded at fair value on the merger date. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years. The Company recognized $2,570 and $9,639 of amortization expense for the six months ended June 30, 2011 and 2010, respectively, and $1,285 and $4,685 for the three months ended June 30, 2011 and 2010, respectively. The Company continually monitors whether events or circumstances have occurred that indicate that the estimated remaining useful life of its intangible asset may warrant revision or that the carrying value of the asset may be impaired. There were no impairment indicators in the six months ended June 30, 2011.

7. Long-Term Debt

On June 27, 2011, the Company borrowed $8.5 million (“Term Loan B”) from Oxford Finance LLC (the “Lender”) pursuant to the terms of the loan and security agreement (the “Loan and Security Agreement”) entered into between the Company and an affiliate of the Lender on December 22, 2010.

The Company is required to pay interest on Term Loan B on a monthly basis through and including January 1, 2012. Beginning February 1, 2012 through the maturity of Term Loan B on January 1, 2015, the Company will be required to make payments of outstanding principal and interest on Term Loan B in 36 equal monthly installments. Interest is payable on Term Loan B at an annual interest rate of 10.25%.

In connection with the borrowings under Term Loan B, the Company issued to the Lender warrants to purchase 113,253 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $2.25 and may be exercised on a cashless basis. The Warrants will expire on December 22, 2017. The fair value of the Warrants issued in connection with Term Loan B was $231 and was recorded as a discount to Term Loan B and is reflected in term loan payable in the balance sheet. The discount is being amortized to interest expense over the 42 month period that Term Loan B is outstanding.

Future principal payments under the Loan and Security Agreement at June 30, 2011, are as follows:

Year ending December 31,
2011	$364
2012	3,488
2013	3,863
2014	3,785

$11,500

8. Capital Lease Obligation

On May 31, 2011 the Company entered into a capital lease for certain information technology equipment. The Company recorded $159 as equipment related to this capital lease and depreciation expense of $9 in the three and six months ended June 30, 2011. Future minimum payments are as follows:

2011	$36
2012	58
2013	58
2014	30

Total	182
Less interest	(23)

Capital lease obligation	$159

9. Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and unrealized loss on investments for all periods presented.

The Company’s total comprehensive loss consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(11,314)	$(8,598)	$(22,025)	$(11,706)
Other comprehensive income:
Unrealized gain on investments	11	22	25	24

Comprehensive loss	$(11,303)	$(8,576)	$(22,000)	$(11,682)

10. Net Loss Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the contingent shares of its common stock issued to former Neuromed shareholders based on the timing of FDA approval of Exalgo in connection with the Neuromed merger (the “Escrow Shares”) “participating securities” because they included rights to participate in undistributed earnings of the Company in the form of dividends with the common stock on a one for one basis. Prior to being released from escrow, the Escrow Shares were not considered in the calculation of basic or diluted net loss per share for the six months ended June 30, 2010 since they did not include a contractual obligation to share in the losses of the Company and thus were anti-dilutive.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2011 and 2010, as they would be anti-dilutive.

	Six Months Ended June 30,
	2011	2010
Options outstanding	9,079,209	7,076,296
Unvested restricted stock or restricted stock units	568,750	762,500
Warrants outstanding	239,234	96,252

11. Stock-Based Compensation

The Company recognized, for the three and six months ended June 30, 2011 and 2010, stock-based compensation expense of approximately $623 and $429 and $1,142 and $2,005, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at June 30, 2011 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,110,447	$2.26
Granted	2,887,500	2.64
Exercised	(906,898)	1.08
Cancelled	(11,840)	4.92

Outstanding at June 30, 2011	9,079,209	$2.50	8.29	$6,396

Vested or expected to vest at June 30, 2011	7,400,793	$2.49	6.64	$6,214

Exercisable at June 30, 2011	3,526,940	$3.55	6.48	$2,616

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2011 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. As of June 30, 2011, there was $4,217 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.7 years.

The Company uses the Black-Scholes pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. For options granted during the six months ended June 30, 2011, the Company used the historical volatility of its stock price. The Company does not have sufficient history to evaluate the expected term of its option grants and has evaluated the expected term of several peer companies in order to make a determination on the expected term of the option grants. The risk-free rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company applies a forfeiture rate to all option grants to account for options not expected to vest. The forfeiture rate is determined based upon the Company’s historical forfeitures of its option grants.

On February 8, 2011, the Company issued 1,410,000 stock options, which are included in the table above, with performance based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. On April 7, 2011, the performance-based vesting criteria were modified by the Compensation Committee of the Company’s Board of Directors. The Company calculated the fair value of the stock options at the modification date using the Black-Sholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. Accordingly, for the six months ended June 30, 2011, the Company did not recognize any stock-based compensation expense related to these stock options.

During the three and six months ended June 30, 2011 and 2010, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volatility factor	101.61%	107.92%	102.95%	108.86%
Risk-free interest rate	1.76%	1.79%	2.22%	2.54%
Dividend yield	—	—	—	—
Expected term (in years)	5.58	5.77	5.58	5.77

Restricted Stock

A summary of the status of non-vested restricted stock awards as of June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	12,500	$4.57
Granted	—	—
Vested	(6,250)	$4.57
Canceled	—	—

Nonvested at June 30, 2011	6,250	$4.57

As of June 30, 2011, there was $16 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 0.6 years.

A summary of the status of non-vested restricted stock units as of June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2010	750,000	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Non-Vested at June 30, 2011	562,500	$0.95	2.55	$1,339

As of June 30, 2011, there was $431 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years.

12. Income Taxes

As of June 30, 2011, the Company has recorded a liability for unrecognized tax benefits of $1,923 and interest and penalties of $450 in other long-term liabilities.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2010 to June 30, 2011 (in thousands):

December 31, 2010	$1,878
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	—
Foreign exchange revaluation	45

June 30, 2011	$1,923

13. Equity Offering

On February 9, 2011, the Company entered into an equity distribution agreement with Wedbush Securities Inc., (“Wedbush”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. On March 31, 2011, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 8,884,800 shares of common stock for net proceeds of approximately $19,190.

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

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and began to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $2.5 million in revenue related to these royalties through June 30, 2011.

Our most advanced product candidate is Synavive, a product candidate we have been developing to treat immuno-inflammatory disorders. On June 29, 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results of the SYNERGY trial are expected to be available in the second half of 2012. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, which we refer to as the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009.

We have also been performing research and development on our proprietary ion channel modulators which have been advancing through preclinical research and development. We are currently planning to advance one or more ion channel modulators, including the product candidates Z160 and Z944, into Phase 1 clinical development by the end of 2011. We have also been using our combination high throughput screening technology platform, or cHTS, to perform our obligations with our collaboration partners.

As of June 30, 2011, we had an accumulated deficit of $276.7 million. We had net losses of $22.0 million and $11.7 million for the six months ended June 30, 2011 and 2010, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended June 30, 2011, $0.5 million and $1.3 million of our revenues were generated in Canada and the United States, respectively. For the six months ended June 30, 2011, $0.9 million and $2.2 million of our revenues were generated in Canada and the United States, respectively. As of June 30, 2011, $0.4 million and $5.6 million of our long-lived assets were located in Canada and the United States, respectively.

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

We updated our Critical Accounting Policies during the six months ended June 30, 2011 as follows:

Revenue Recognition

Effective January 1, 2011, we adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. We determined that the adoption of this standard had no impact on revenues reported for the six months ending June 30, 2011. In addition, there would be no change in our accounting if the new accounting standard were applied to our existing collaboration agreements.

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

Effective, January 1, 2011, we also adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. We have been accounting for milestones as codified with this new guidance. Consequently there was no effect on our consolidated financial position, results of operations or cash flows.

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

Our collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to our high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. We evaluate our arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees that do not have standalone value or amounts allocated to units of accounting that will be delivered or provided over a period of time, where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that are deemed to have substantive uncertainty are to be recorded when the milestone is achieved. Contract revenues are recorded as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement. Such changes would impact the amount of revenue we recognize in each financial reporting period.

Results of Operations

Comparison of the Three Months ended June 30, 2011 and June 30, 2010

Revenue. For the three months ended June 30, 2011, we recorded $1.8 million of revenue from our research and development collaborations with Covidien, Novartis Institutes of BioMedical Research, Inc., or Novartis, and Amgen, Inc., or Amgen, Eisai Inc., or Eisai, and other pilot research parties and from grants from the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID.

For the three months ended June 30, 2010, we recorded $2.9 million of revenue from our research and development collaborations with Covidien, Novartis, Amgen and Fovea Pharmaceuticals, or Fovea, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and USAMRIID. The decrease in revenue in the three months ended June 30, 2011 was primarily due to a milestone payment of $0.5 million that we earned in the three months ended June 30, 2010 that did not recur in the three months ended June 30, 2011 and a $0.6 million decrease in royalties related to Exalgo revenue due to the initial launch of Exalgo in the three months ended June 30, 2010.

Research and Development. Research and development expense for the three months ended June 30, 2011 was $9.0 million compared to $4.6 million for the three months ended June 30, 2010. The $4.4 million increase was due to a $2.8 million increase in expenses related to the clinical development of Synavive and a $2.1 million increase in preclinical program expenses related to our ion channel product candidates, offset by a $0.5 million decrease in other research and development programs and related expenses. The $2.8 million increase in expense related to Synavive is due to the initiation of the Phase 2b SYNERGY trial in June of 2011. The $2.1 million increase in preclinical program expense related to our ion channel product candidates is due to our efforts to advance one or more ion channel product candidates into Phase 1 clinical trials by the end of the year. We expect research and development expense to increase for the year ended December 31, 2011 compared to 2010 due to the Phase 2b SYNERGY trial and the advancement of our ion channel product candidates.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, our preclinical programs and our drug discovery platforms for the three months ended June 30, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, including our ion channel modulator product candidates Z160 and Z944. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. With the initiation of the SYNERGY trial and as we initiate clinical trials for our other product candidates, we expect our research and development costs to increase as compared to 2010. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended June 30, (in thousands)
	2011	2010
Exalgo	$50	$148
Synavive	2,938	131
Other clinical program costs	260	356

Total clinical program costs	3,248	635
Preclinical program costs	2,207	97
cHTS collaboration discovery costs	942	935
Ion channel discovery program costs	1,003	1,184
Unallocated clinical and preclinical program costs	265	413
Infrastructure and support costs	1,061	1,181
Non-cash employee stock-based compensation expense	264	172

Total research and development expenses	$8,990	$4,617

General and Administrative. General and administrative expense for the three months ended June 30, 2011 was $2.7 million compared to $2.6 million for the three months ended June 30, 2010. We expect our general and administrative expenses for the remainder of the year ended December 31, 2011 to be consistent with such expenses during 2010.

Amortization of Intangible Asset. Amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009 was $1.3 million for the three months ended June 30, 2011 compared to $4.7 million for the three months ended June 30, 2010. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for each of the three months ended June 30, 2011 and 2010 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended June 30, 2011 was $0.1 million. This interest expense relates to the interest on the term loan with Oxford Finance Corporation, or Oxford, entered into in December 2010.

Benefit for Income Taxes. For the three months ended June 30, 2010, we recognized a tax benefit of $0.3 million. The income tax benefit was the result of an adjustment to the Neuromed tax provision for a period prior to the Neuromed merger date. As such, since the measurement period associated with the acquisition accounting for Neuromed had ended, the adjustment was recorded as an income tax benefit in the three month period ended June 30, 2010 in accordance with ASC 805 Business Combinations.

Comparison of the Six Months ended June 30, 2011 and June 30, 2010

Revenue. For the six months ended June 30, 2011, we recorded $3.1 million of revenue from our research and development collaborations with Covidien, Novartis, Amgen, Eisai and other pilot research parties and from grants from NIAID and USAMRIID.

For the six months ended June 30, 2010, we recorded $44.3 million of revenue from our research and development collaborations with Covidien, Novartis, Amgen and Fovea Pharmaceuticals, or Fovea, and from grants from NIAID and USAMRIID. We received a $40.0 million milestone payment from Covidien following the FDA approval of Exalgo on March 1, 2010.

Research and Development. Research and development expense for the six months ended June 30, 2011 was $16.8 million compared to $12.0 million for the six months ended June 30, 2010. The $4.8 million increase is due to $5.5 million increase in expenses related to Synavive and $2.7 million increase in preclinical program costs related to the development of our ion channel product candidates offset by a $1.4 million decrease in infrastructure and other support costs, a $0.8 million decrease in non-cash employee stock-based compensation expense, a $0.4 million decrease in expenses related to Exalgo and a $0.8 decrease in other research and development programs and unallocated costs. The $5.5 million increase in expense related to Synavive is due to the initiation of the Phase 2b SYNERGY trial in June of 2011. The $2.7 million increase in preclinical program expense related to our ion channel product candidates is due to our efforts to advance one or more ion channel product candidates into Phase 1 clinical trials by the end of the year. The $1.4 million decrease in infrastructure and support costs is due to one-time bonuses being paid in the six months ended June 30, 2010 related to the approval of Exalgo. The $0.8 million decrease in non-cash employee stock-based compensation is related to the vesting of certain performance-based grants that vested upon the approval of Exalgo during the six months ended June 30, 2010. The $0.4 million decrease in expenses related to Exalgo is related to the FDA approval in the six months ended June 30, 2010. We expect research and development expense to increase for the year ended December 31, 2011 compared to 2010 due to the Phase 2b SYNERGY trial and the advancement of our the ion channel product candidates.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, our preclinical programs and our drug discovery platforms for the six months ended June 30, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, including our ion channel modulator product candidates Z160 and Z944. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. With the initiation of the SYNERGY trial and as we initiate clinical trials for our other product candidates, we expect our research and development costs to increase as compared to 2010. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Six Months Ended June 30, (in thousands)
	2011	2010
Exalgo	$143	$494
Synavive	5,625	166
Other clinical program costs	451	746

Total clinical program costs	6,219	1,406
Preclinical program costs	2,871	153
cHTS collaboration discovery costs	1,971	2,106
Ion channel discovery program costs	2,242	2,506
Unallocated clinical and preclinical program costs	873	1,002
Infrastructure and support costs	2,210	3,598
Non-cash employee stock-based compensation expense	421	1,227

Total research and development expenses	$16,807	$11,998

General and Administrative. General and administrative expense for the six months ended June 30, 2011 was $5.5 million compared to $6.4 million for the six months ended June 30, 2010. The $0.9 million decrease was primarily due to one-time bonuses being paid in the six months ended June 30, 2010 related to the approval of Exalgo. We expect our general and administrative expenses for the remainder of the year ended December 31, 2011 to be consistent with such expenses during 2010.

Amortization of Intangible Asset. Amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009 for the six months ended June 30, 2011 was $2.6 million compared to $9.4 million for the six months ended June 30, 2010. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for each of the six months ended June 30, 2011 and 2010 was less than $0.1 million.

Interest Expense. Interest expense for the six months ended June 30, 2011 was $0.2 million. This interest expense relates to the interest on the term loan with Oxford entered into in December 2010.

Loss on Revaluation of Contingent Consideration. In the six months ended June 30, 2010, we recognized a loss in the amount of $29.3 million on the revaluation of contingent consideration in connection with the Neuromed Merger. This loss represents the change in fair value of the contingent consideration at December 31, 2009 and March 1, 2010 when the contingent consideration was settled. On March 1, 2010, 37,883,123 escrow shares were released to former Neuromed stockholders as settlement of the contingent consideration. The change in value is due to the fair value of shares released from escrow being greater than our probability weighted estimate as of December 31, 2009.

Benefit for Income Taxes. For the six months ended June 30, 2010, we recognized a tax benefit of $1.2 million primarily related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of June 30, 2011, we had cash, cash equivalents and short-term investments of approximately $56.0 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of June 30, 2011.

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

Operating Activities. Our operating activities used cash of $19.0 million for the six months ended June 30, 2011 and provided cash of $26.7 million for the six months ended June 30, 2010. The decrease in the net cash provided by operating activities was primarily attributed to the $40.0 million received from Covidien related to the FDA approval of Exalgo in the quarter ended June 30, 2010 and working capital adjustments in prepaid expenses and other current assets, accounts payable and accrued expenses.

Investing Activities. Our investing activities used cash of $9.9 million and $33.3 million for the six months ended June 30, 2011 and 2010, respectively. The cash used in investing activities for the six months ended June 30, 2011 and 2010 was primarily due to net purchases of short-term investments.

Financing Activities. Our financing activities provided cash of $28.7 million for the six months ended June 30, 2011. The cash provided by financing activities for the six months ended June 30, 2011 was primarily related to the issuance of 8,884,800 shares of our common stock resulting in net proceeds of $19.2 million and borrowings under a loan and security agreement with Oxford in the amount of $8.5 million. Net cash used in financing activities was less than $0.1 million for the six months ended June 30, 2010.

Oxford Loan and Security Agreement

On December 22, 2010, we entered into a loan and security agreement with Oxford, pursuant to which Oxford agreed to lend us up to $20.0 million. Upon entering into the loan and security agreement, we borrowed $3.0 million from Oxford as Term Loan A. Under the terms of the loan and security agreement, we were permitted, in our sole discretion, to borrow from Oxford up to an additional $8.5 million, at any time on or before July 15, 2011, called Term Loan B. On June 27, 2011, we borrowed $8.5 million under Term Loan B. Under the terms of the loan and security agreement, we are permitted to borrow up to an additional $8.5 million, at any time on or before January 15, 2012, called Term Loan C, collectively with Term Loan A and Term Loan B, called the Term Loans. Our wholly owned subsidiary, Zalicus Canada, is also a party to the loan and security agreement as a co-borrower. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property.

We are required to pay interest on Term Loan A on a monthly basis through and including July 1, 2011. Beginning August 1, 2011 through the maturity of Term Loan A on July 1, 2014, we will be required to make payments of outstanding principal and interest on Term Loan A in 36 equal monthly installments. Interest is payable on Term Loan A at an annual interest rate of 10.26%. Zalicus is required to pay interest on Term Loan B on a monthly basis through and including January 1, 2012. Beginning February 1, 2012 through the maturity of Term Loan B on January 1, 2015, we will be required to make payments of outstanding principal and interest on Term Loan B in 36 equal monthly installments. The interest rate on Term Loan B is 10.25% per year.

If we enter into Term Loan C, interest on each term loan will accrue at an annual fixed rate equal to greater of (i) 10.25% or (ii) the sum of (a) the 90-day U.S. Dollar LIBOR rate prior to the funding of such term loan, plus (b) 9.96%. Payments due under Term Loan C, if borrowed, are interest only, payable monthly, in arrears, for six months following the funding of Term Loan C, and will consist of 36 payments of principal and interest which are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest on Term Loan C would be due and payable 42 months after the funding of any each term loan.

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

On February 9, 2011, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, utilize our effective shelf registration statement to offer and sell our common stock having aggregate sales proceeds of up to $20.0 million through Wedbush, or to Wedbush, for resale. Effective March 31, 2011, we terminated our equity distribution agreement with Wedbush. Prior to terminating the agreement, we had sold an aggregate of 8,884,800 shares of Common Stock pursuant to the agreement for aggregate net proceeds of approximately $19.2 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	2011	2012 through 2013	2014 through 2015	After 2015
Short and long-term debt:
Notes payable issued to Oxford(1)	$14,042	$947	$8,939	$4,156	$—
Capital lease obligations(2)	$182	$36	$117	$29	$—
Operating lease obligations:
Cambridge facility(3)	6,797	557	2,449	2,459	1,332
Vancouver facility(4)	123	123	—	—	—

Total contractual obligations	$21,144	$1,663	$11,505	$6,644	$1,332

(1)	On December 22, 2010, we borrowed $3.0 million under Term Loan A of the loan and security agreement with Oxford. Term Loan A bears interest at 10.26%. We are required to make monthly payments on Term Loan A of interest only through July 1, 2011 and then will be required to make 36 equal monthly payments of principal and interest. On June 27, 2011, we borrowed $8.5 million under Term Loan B of the loan and security agreement with Oxford. Term Loan B bears interest at 10.25%. We are required to make monthly payments on Term Loan B of interest only through January 1, 2012 and then will be required to make 36 equal monthly payments of principal and interest.
(2)	On May 31, 2011, we entered into a capital lease for certain information technology equipment. Under the terms of the lease agreement, we are obligated to make fixed monthly lease payments through May 2014.
(3)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement to lease an additional approximately 23,000 square feet of laboratory space. On August 3, 2009, we entered into a second amended lease agreement to reduce our leased space to approximately 23,000 square feet of office and laboratory space. The lease term, as amended, extends through January 2017. Our rent obligations under the lease, as amended, are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by a standby letter of credit totaling $1.8 million.
(4)	In connection with the Neuromed merger, we assumed a sublease renewal and amendment agreement between Zalicus Canada and Discovery Parks Incorporated, dated November 2, 2009, relating to our office and laboratory facility in Vancouver, British Columbia, Canada. Under the terms of this sublease we subleased approximately 24,600 square feet of office and laboratory space, which was reduced to approximately 12,000 square feet in 2010. The lease will expire on December 31, 2011. We have the option to extend the lease for an additional year. Our obligations under the lease are reflected as operating lease obligations in the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Not applicable.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of June 30, 2011, we had unrestricted cash, cash equivalents and marketable securities of $54.1 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2011, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

The amounts outstanding under Term Loan A and Term Loan B from Oxford are fixed at an annual interest rate of 10.26% and 10.25%, respectively. The loan and security agreement entered into with Oxford in December of 2010 allows for additional borrowings in the form of an additional term loan. In the event, we enter into the additional term loan, the interest rate will be the greater of (i) 10.25% or (ii) the 90-day LIBOR U.S. dollar rate prior to the funding of the term loan plus an additional 9.96%. In the event we make additional borrowings under the loan and security agreement, changes in LIBOR interest rates may increase the interest rates we would pay on such term loans and increase our cost of capital which may have a significant impact to our financial condition.

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

We cannot assure you of the level of sales of Exalgo that Covidien will generate. Covidien has historically marketed generic drugs and Exalgo is one of the few branded drugs it markets. Covidien markets other opioids which may compete with Exalgo. We cannot control whether Covidien will devote sufficient resources to maximize sales of Exalgo and we have no control over the size of the sales force that it will assemble. Similarly, we also cannot control Covidien’s decisions regarding the commercialization of Exalgo, including the launch of Exalgo, regulatory submissions around additional dosage strengths, subsequent strategic sales initiatives, any decision to scale back its sales initiatives or withdraw Exalgo from the market for any reason, including because Covidien wants to increase sales of a competitive product at Exalgo’s expense. If sales of Exalgo by Covidien are low, the royalties we expect to receive on sales of Exalgo will be low, which, in turn, could have a material adverse effect on our business, financial position and results of operations.

Our royalty revenue from Covidien relating to the net sales of Exalgo could vary significantly in future periods and royalty revenue from Exalgo sales during quarterly periods may not be predictive of future royalty revenue to us from sales of Exalgo.

Our revenue from net sales of Exalgo by Covidien may fluctuate from period to period due to:

•	the rate of market acceptance of Exalgo as a new therapy by physicians and payors;

•	fluctuations in future sales of Exalgo due to competition from other products, including other extended-release opioids;

•	reimbursement and pricing for Exalgo under commercial or government plans;

•	permitted deductions from gross sales of Exalgo relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•	the availability of additional dosage strengths of Exalgo;

•	inventory levels of Exalgo with wholesalers not matching actual demand for Exalgo;

•	the duration of market exclusivity of Exalgo;

•	the timing of approvals, if any, for other competitive products or the future availability of generic versions of branded long-acting opioids;

•	manufacturing difficulties; or

•	other factors that affect the sales of a pharmaceutical product.

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

FDA approval of our drug candidates subjects Zalicus and our collaborators to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates or Covidien’s ability to commercialize Exalgo.

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

Conducting clinical studies for any of our product candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. Zalicus initiated a Phase 2b clinical trial of Synavive in rheumatoid arthritis in June, 2011. In 2008, Zalicus terminated enrollment in a Phase 2b clinical trial of Synavive in rheumatoid arthritis due to delays in the enrollment associated with competing therapies otherwise available to the relevant patient population, enrollment criteria that required the discontinuance of glucocorticoid use by subjects and issues with third-party contract research organizations and third-party suppliers of clinical trial material. Zalicus cannot be certain that similar challenges will not arise with respect to the ongoing Phase 2b study of Synavive. In addition, we cannot guarantee that outside clinical investigators conducting clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. Zalicus plans to contract with third-party clinical research organizations and other parties to conduct virtually all aspects of Zalicus’s Phase 2b and other Phase 1 clinical trials for Zalicus’s product candidates. These organizations may not adequately or completely perform their contractual obligations regarding the trials, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical and biotechnology companies, and to seek grants from agencies of the United States government, to fund research and possible development and commercialization of drug products for the treatment of diseases. We have established collaborative royalty and milestone-based agreements with Covidien for Exalgo and with Sanofi/Fovea for Prednisporin and funded discovery research agreements with Novartis, USAMRIID and others, if any of our product candidates continue to advance through preclinical or clinical development, we intend to continue to seek collaborative relationships to obtain discovery or clinical development funding and expertise, as well as domestic or international sales, marketing and distribution capabilities.

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

Zalicus’s collaborations are generally new, and we have only a short history of working together with our collaborators and cannot predict the success of any of these collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Covidien, Novartis, Sanofi/Fovea and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in the Novartis, Sanofi/Fovea or other collaboration agreements or derive any license or royalty revenue with respect to our collaborations.

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

We have no sales or distribution capabilities and lack many of the internal resources, capabilities and experience necessary to clinically develop, formulate, manufacture, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We depend on collaborators, licensees, clinical research organizations and other third parties to formulate product candidates and to conduct clinical trials for some or all of our product candidates. We also rely on third-party manufacturers to manufacture all clinical trial supplies of our product candidates and they or we will rely on obtaining sufficient quantities of the approved drugs in Synavive from sources acceptable to the FDA and other regulators for early stage clinical trials.

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

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

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

The terms of our debt facility place restrictions on our operating and financial flexibility, and if we were to default on our obligations under our debt facility, our stockholders would be adversely effected.

We have borrowed an aggregate of $11.5 million pursuant to the terms of a loan and security agreement with Oxford. In addition, at any time before January 15, 2012, we may, at our sole option, borrow from Oxford an additional $8.5 million, subject to our satisfaction of specified conditions precedent described in the loan agreement. As collateral for these loans, we pledged substantially all of our assets, other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, dispose of certain of our assets, pay dividends and engage in significant business transactions such as certain acquisitions or a change of control of Zalicus, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the loan and security agreement includes the occurrence of any material adverse change regarding our business, operations or condition (financial or otherwise). If Oxford declares a default upon the occurrence of any event that it interprets as resulting in a material adverse change as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline.

Zalicus has a history of operating losses. We expect to incur significant operating losses and may never be profitable. Zalicus common stock is a highly speculative investment.

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of June 30, 2011, Zalicus had an accumulated deficit of $276.7 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price declines and volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of the sales performance of Exalgo by Covidien, or matters related to the Watson litigation;

•	disclosure by our collaboration partners, including Sanofi/Fovea and Novartis regarding our collaborations and the related product candidates, including Prednisporin;

•	disclosure of actual or potential preclinical or clinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates; and

•	general market conditions and comments by securities analysts and investors.

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
Justin A. Renz Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: August 4, 2011

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Warrant issued to Silicon Valley Bank on April 25, 2001, to purchase up to 10,019 shares of the Registrant’s Common Stock.	S-1	10.9	12/10/2004	333-121173

4.5	Registration Rights Agreement dated as of April 25, 2001, by and between Silicon Valley Bank and the Registrant.	S-1	10.10	12/10/2004	333-121173

4.6	Form of Warrant to purchase shares of the Registrant’s Stock, together with a schedule of warrant holders.	S-1	10.11	12/10/2004	333-121173

4.7	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	8-K	10.4	07/01/2009	000-51171

4.8	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.13	Separation Agreement, dated as of January 14, 2010 between the Registrant and Robert Forrester.	10-Q	10.13	05/12/2010	000-51171

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.20	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.29	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.30	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.31	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

†10.32	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.33	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.34	Collaboration Agreement, dated August 11, 2009, by and between PGxHealth, LLC and the Registrant.	8-K	10.1	08/13/2009	000-51171

†10.35	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.36	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.37	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.38	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.39	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.40	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.41	Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates.	S-4/A	10.57	10/09/2009	333-161146

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.42	Second Amendment to Lease Agreement between Neuromed Pharmaceuticals Inc. and Six Tower Bridge Associates, dated as of November 17, 2009.	10-K	10.56	03/26/2010	000-51171

10.43	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.44	Equity Distribution Agreement dated as of February 9, 2011 between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2011	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.