Form 10-Q
period 2011-09-30
Zalicus Inc.
filed 2011-11-04
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2011: 99,237,510 shares

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

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$2,244	$2,820
Restricted cash	650	650
Short-term investments	44,928	41,799
Accounts receivable	2,045	1,605
Prepaid expenses and other current assets	1,879	965

Total current assets	51,746	47,839
Property and equipment, net	5,618	6,898
Intangible asset, net	22,831	26,687
Restricted cash and other assets	1,262	1,245

Total assets	$81,457	$82,669

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,679	$1,840
Accrued expenses and other current liabilities	5,435	4,269
Deferred revenue	3,410	2,370
Current portion of term loan payable	2,406	273
Current portion of lease incentive obligation	284	284

Total current liabilities	13,214	9,036

Term loan payable, net of current portion	8,603	2,523
Deferred revenue, net of current portion	3,000	3,667
Deferred rent, net of current portion	642	743
Lease incentive obligation, net of current portion	1,229	1,442
Other long-term liabilities	821	2,261

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 99,238 and 89,113 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	99	89
Additional paid-in capital	339,808	317,581
Accumulated other comprehensive loss	(30)	(20)
Accumulated deficit	(285,929)	(254,653)

Stockholders’ equity	53,948	62,997

Total liabilities and stockholders’ equity	$81,457	$82,669

Zalicus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Collaborations and other	$2,300	$1,013	$5,042	$44,795
Government contracts and grants	128	153	505	629

Total revenue	2,428	1,166	5,547	45,424

Operating expenses:
Research and development	8,871	5,062	25,678	17,060
General and administrative	2,563	2,828	8,030	9,259
Amortization of intangible	1,285	4,683	3,855	14,052

Total operating expenses	12,719	12,573	37,563	40,371

(Loss) income from operations	(10,291)	(11,407)	(32,016)	5,053
Interest income	33	55	100	92
Interest expense	(358)	—	(579)	—
Loss on revaluation of contingent consideration	—	—	—	(29,286)
Other income (expense)	148	(18)	2	(145)

Net loss before benefit for income taxes	(10,468)	(11,370)	(32,493)	(24,286)
Income tax benefit	1,217	—	1,217	1,210

Net loss	$(9,251)	$(11,370)	$(31,276)	$(23,076)

Net loss per share—basic and diluted	$(0.09)	$(0.13)	$(0.32)	$(0.29)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	99,214,522	89,014,241	96,712,208	80,517,864

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Operating activities
Net loss	$(31,276)	$(23,076)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,431	15,908
Noncash interest expense	99	—
Noncash rent expense	(213)	(213)
Stock-based compensation expense	1,690	2,499
Loss on revaluation of contingent consideration	—	29,286
Loss on disposal of fixed assets	74	52
Foreign exchange (gain) loss	(57)	102
Decrease in deferred rent	(101)	(24)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(440)	1,757
(Increase) decrease in prepaid expenses and other assets	(936)	4,552
Decrease in accounts payable	(161)	(3,276)
Decrease in accrued restructuring	—	(1,274)
Decrease in accrued expenses and other long-term liabilities	(358)	(3,221)
Increase in deferred revenue	373	95

Net cash (used in) provided by operating activities	(25,875)	23,167

Investing activities
Purchases of property and equipment	(221)	(601)
Proceeds from sale of property and equipment	17	97
Purchases of short-term investments	(135,462)	(303,601)
Sales and maturities of short-term investments	132,323	274,058

Net cash used in investing activities	(3,343)	(30,047)

Financing activities
Net proceeds from term loan	8,491	—
Repayment of term loan	(143)	—
Proceeds from issuance of common stock, net of issuance costs	19,190	—
Proceeds from exercise of stock options	1,122	396
Repurchases of common stock	—	(391)

Net cash provided by financing activities	28,660	5

Effect of exchange rate changes on cash and cash equivalents	(18)	1

Net decrease in cash and cash equivalents	(576)	(6,874)
Cash and cash equivalents at beginning of the period	2,820	8,779

Cash and cash equivalents at end of the period	$2,244	$1,905

Cash paid for interest	$480	$—

Non-cash investing activities
Assets acquired under capital lease	$159	$—

Non-cash financing activities
Fair value of warrant issued in connection with term loan	$225	$—

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

2. Significant Accounting Policies

Revenue Recognition

Collaborations

Effective January 1, 2011, the Company adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company determined that the adoption of this standard had no impact on revenues reported for the three and nine months ending September 30, 2011. In addition, there would be no change in the Company’s accounting if the new accounting standard were applied to ongoing collaboration agreements entered into prior to January 1, 2011.

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

Effective, January 1, 2011, the Company adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

The Company has concluded that all of the clinical development milestones pursuant to its research and development arrangements are substantive. Clinical development milestones are typically payable when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone may be due upon the initiation of a Phase 3 clinical trial for a particular product candidate, the last phase of clinical development, which if the product candidate is proven to be safe and effective, may lead to its marketing approval by the FDA or other global regulatory authorities. The Company has concluded that all of the regulatory milestones pursuant to its research and development arrangements are substantive. Regulatory milestones are typically payable when a product candidate is ultimately approved for marketing by the FDA or other global regulatory authorities after it is deemed to be safe and efficacious to treat a defined disease or condition. For example, a milestone may be due upon the Company’s receipt of marketing approval in the United States. Revenues from clinical development and regulatory milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with the Company’s accounting policy for multiple element arrangements.

Commercial milestones are typically payable when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, for example, when a product first reaches global sales of a specified amount, or when a product first achieves annual sales of a specified amount. Commercial milestones are accounted for similarly to royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

The Company’s collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to the Company’s high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. The Company evaluates its arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees that do not have standalone value or amounts allocated to units of accounting that will be delivered or provided over a period of time, where the Company has a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues for research and development and screening services are recognized as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2011:

	Fair Value Measurement as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$9,155	$35,773	$—	$44,928

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

Available-for-sale securities at September 30, 2011 and December 31, 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
Corporate debt securities	$24,252	$7	$(34)	$24,225
Government agency securities	11,551	—	(3)	11,548
Treasury money market funds	9,155	—	—	9,155

	$44,958	$7	$(37)	$44,928

December 31, 2010
Corporate debt securities	$24,826	$3	$(23)	$24,806
Treasury money market funds	16,993	—	—	16,993

	$41,819	$3	$(23)	$41,799

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at September 30, 2011 and December 31, 2010, by contractual maturity, were as follows:

	September 30, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$32,008	$31,981	$21,898	$21,888

Maturing in more than one year	$3,795	$3,792	$2,928	$2,918

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities. As of September 30, 2011, no losses, other than temporary losses, have been incurred on the Company’s investments.

5. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following:

	September 30, 2011	December 31, 2010
Prepaid clinical expense	$992	$—
Prepaid maintenance expense	208	9
Prepaid other expense	254	398
Other current assets	425	558

	$1,879	$965

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Accrued clinical trial costs	$2,216	$994
Accrued payroll and related benefits	1,687	1,721
Accrued other	989	1,090
Accrued professional fees	543	464

	$5,435	$4,269

6. Intangible Asset

The intangible asset relates to the commercial rights to the Exalgo contract that was acquired as part of the December 21, 2009 merger with Neuromed Pharmaceuticals Inc. and its subsidiary Neuromed Pharmaceuticals Ltd. (“Neuromed”). The intangible asset amount of $45,943 was recorded at fair value on the merger date. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo over an estimated useful life of five years. The Company recognized $3,855 and $14,052 of amortization expense for the nine months ended September 30, 2011 and 2010, respectively, and $1,285 and $4,683 for the three months ended September 30, 2011 and 2010, respectively. The Company continually monitors whether events or circumstances have occurred that indicate the carrying value of the asset may be impaired or that the estimated remaining useful life of its intangible asset may warrant revision. There were no impairment indicators in the nine months ended September 30, 2011.

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

Future principal payments under the Loan and Security Agreement at September 30, 2011, are as follows:

Year ending December 31,
2011	$220
2012	3,266
2013	3,839
2014	3,758
2015	273

$11,356

8. Research and Development Agreements

Novartis Institues of BioMedical Research, Inc.

In May 2009, the Company entered into a research collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc., or Novartis, focused on the discovery of novel anti-cancer combinations. Through the collaboration, the Company is using its proprietary cHTS platform to screen a unique library of molecules, including Novartis compounds, in multiple cell lines representing a broad spectrum of cancers to potentially discover novel single agent and combination therapies to treat various cancers.

Under the terms of the collaboration agreement, the Company received an initial payment of $4.0 million and will receive annual research support payments of up to $3.0 million, plus certain expenses. In addition, the collaboration agreement may provide the Company with up to $58.0 million for each combination product candidate advanced by Novartis upon achievement of certain clinical, regulatory and commercial milestones as follows:

•	Up to $5.0 million in clinical development milestones.

•	Up to $23.0 million in regulatory milestones.

•	Up to $30.0 million in commercial milestones.

The Company did not recognize any milestone payments under this arrangement in the nine months ended September 30, 2011 or 2010.

Fovea Pharmaceuticals SA, a subsidiary of Sanofi

On January 30, 2006, the Company entered into a research and license agreement with Fovea Pharmaceuticals SA, or Fovea. Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from the Company’s portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates. Fovea was acquired by Sanofi in October 2009 and is now a subsidiary of Sanofi.

On July 22, 2009, the Company and Fovea amended and restated the research and license agreement. Under the amended and restated agreement, the Company granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin (FOV1101), through Phase 2b clinical development for allergic conjunctivitis.

The Company has received payments totaling $1.5 million related to Prednisporin (FOV1101) and is eligible to receive up to an additional $39.0 million from Fovea upon achievement of certain clinical and regulatory milestones for Prednisporin (FOV1101) and each other product candidate subject to the research and license agreement as follows:

•	Up to $3.0 million in clinical development milestones.

•	Up to $36.0 million in regulatory milestones.

The Company did not recognize any milestone payments under this arrangement in the nine months ended September 30, 2011 and recognized $0.5 million in milestone payments in the nine months ended September 30, 2010.

Amgen Inc.

In December 2009, the Company entered into a research collaboration agreement with Amgen Inc., or Amgen, focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, the Company received a $750,000 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse the Company for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for the Company to do follow-up research at an annual rate of $300,000 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay the Company a $1.0 million milestone payment for each Investigational New Drug application filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Company did not recognize any milestone payments under this arrangement in the nine months ended September 30, 2011 and 2010. The agreement also provides Amgen with a non-exclusive license to use the Company’s Chalice analyzer software in connection with the research collaboration. Through September 30, 2011, the Company has received $1.3 million in funding and expense reimbursement under this agreement.

9. Capital Lease Obligation

On May 31, 2011 the Company entered into a capital lease for certain information technology equipment. The Company recorded $159 as equipment related to this capital lease and depreciation expense of $13 and $22, respectively, in the three and nine months ended September 30, 2011. Future minimum payments are as follows:

2011	$15
2012	58
2013	58
2014	15

Total	146
Less interest	18

Capital lease obligation	$128

10. Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and unrealized loss on investments for all periods presented.

The Company’s total comprehensive loss consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(9,251)	$(11,370)	$(31,276)	$(23,076)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(35)	(17)	(10)	7

Comprehensive loss	$(9,286)	$(11,387)	$(31,286)	$(23,069)

11. Net Loss Per Share

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). The Company considered the contingent shares of its common stock issued to former Neuromed shareholders based on the timing of FDA approval of Exalgo in connection with the Neuromed merger (the “Escrow Shares”) “participating securities” because they included rights to participate in undistributed earnings of the Company in the form of dividends with the common stock on a one for one basis. Prior to being released from escrow, the Escrow Shares were not considered in the calculation of basic or diluted net loss per share for the nine months ended September 30, 2010 since they did not include a contractual obligation to share in the losses of the Company and thus were anti-dilutive.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2011 and 2010, as they would be anti-dilutive.

	Nine Months Ended September 30,
	2011	2010
Options outstanding	7,681,307	7,278,796
Unvested restricted stock or restricted stock units	568,750	762,500
Warrants outstanding	187,364	96,252

12. Stock-Based Compensation

The Company recognized, for the three and nine months ended September 30, 2011 and 2010, stock-based compensation expense of approximately $548 and $1,690 and $494 and $2,499, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at September 30, 2011 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,110,447	$2.26
Granted	2,913,500	2.63
Exercised	(1,052,391)	1.07
Cancelled	(1,290,249)	6.20

Outstanding at September 30, 2011	7,681,307	$1.91	8.14	$237

Vested or expected to vest at September 30, 2011	7,378,620	$1.89	8.10	$235

Exercisable at September 30, 2011	2,480,028	$1.95	6.68	$129

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2011 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. As of September 30, 2011, there was $3,868 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

The Company uses the Black-Scholes pricing model to value its stock option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. For options granted during the nine months ended September 30, 2011, the Company used the historical volatility of its stock price. The Company does not have sufficient history to evaluate the expected term of its option grants and has evaluated the expected term of several peer companies in order to make a determination on the expected term of the option grants. The risk-free rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company applies a forfeiture rate to all option grants to account for options not expected to vest. The forfeiture rate is determined based upon the Company’s historical forfeitures of its option grants.

On February 8, 2011, the Company issued 1,410,000 stock options, which are included in the table above, with performance based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. On April 7, 2011, the performance-based vesting criteria were modified by the Compensation Committee of the Company’s Board of Directors. The Company calculated the fair value of the stock options at the modification date using the Black-Sholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. Accordingly, for the nine months ended September 30, 2011, the Company did not recognize any stock-based compensation expense related to these stock options.

During the three and nine months ended September 30, 2011 and 2010, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility factor	101.28%	105.72%	102.93%	108.69%
Risk-free interest rate	0.96%	1.27%	2.21%	2.47%
Dividend yield	—	—	—	—
Expected term (in years)	5.58	5.59	5.58	5.76

Restricted Stock

A summary of the status of non-vested restricted stock awards as of September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	12,500	$4.57
Granted	—	—
Vested	(6,250)	$4.57
Canceled	—	—

Nonvested at September 30, 2011	6,250	$4.57

As of September 30, 2011, there was $9 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 0.3 years.

A summary of the status of non-vested restricted stock units (RSUs) as of September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2010	750,000	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Nonvested at September 30, 2011	562,500	$0.95	2.29	$551

As of September 30, 2011, there was $397 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.3 years.

13. Income Taxes

As of September 30, 2011, the Company has recorded a liability for unrecognized tax benefits of $634 and interest and penalties of $107 in other long-term liabilities. During the three and nine months ended September 30, 2011, the Company reversed $1,184 of unrecognized tax benefits and $329 of related accrued interest and penalties due to the expiration of the statute of limitations for certain tax years.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2010 to September 30, 2011 (in thousands):

December 31, 2010	$1,878
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(1,184)
Foreign exchange revaluation	(60)

September 30, 2011	$634

14. Equity Offering

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

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo, and began to receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $3.3 million in revenue related to these royalties through September 30, 2011.

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

We have also been performing research and development on our proprietary ion channel modulators which have been advancing through preclinical research and development. We are currently planning to advance two ion channel modulator product candidates, Z160 and Z944, into Phase 1 clinical development by the end of 2011. We have also been using our combination high throughput screening technology platform, or cHTS, to perform our obligations with our collaboration partners.

As of September 30, 2011, we had an accumulated deficit of $285.9 million. We had net losses of $31.3 million and $23.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended September 30, 2011, $0.8 million and $1.6 million of our revenues were generated in Canada and the United States, respectively. For the nine months ended September 30, 2011, $1.7 million and $3.8 million of our revenues were generated in Canada and the United States, respectively. As of September 30, 2011, $0.4 million and $5.2 million of our long-lived assets were located in Canada and the United States, respectively.

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

We updated our Critical Accounting Policies during the nine months ended September 30, 2011 as follows:

Revenue Recognition

Effective January 1, 2011, we adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. We determined that the adoption of this standard had no impact on revenues reported for the nine months ending September 30, 2011. In addition, there would be no change in our accounting if the new accounting standard were applied to our existing collaboration agreements.

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

Effective, January 1, 2011, we also adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

We have concluded that all of the clinical development milestones pursuant to our research and development arrangements are substantive. Clinical development milestones are typically payable when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone may be due upon the initiation of a Phase 3 clinical trial for a particular product candidate, the last phase of clinical development, which if the product candidate is proven to be safe and effective, may lead to its marketing approval by the FDA or other global regulatory authorities.

We have also concluded that all of the regulatory milestones pursuant to our research and development arrangements are substantive. Regulatory milestones are typically payable when a product candidate is ultimately approved for marketing by the FDA or other global regulatory authorities after it is deemed to be safe and efficacious to treat a defined disease or condition. For example, a milestone may be due upon our receipt of marketing approval in the United States. Revenues from clinical development and regulatory milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with our accounting policy for multiple element arrangements.

Commercial milestones are typically payable when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. For example, when a product first reaches global sales of a specified amount, or when a product first achieves annual sales of a specified amount. Commercial milestones are accounted for similarly to royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Our collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to our high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. We evaluate our arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. License fees that do not have standalone value or amounts allocated to units of accounting that will be delivered or provided over a period of time, where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues for research and development and screening services are recognized as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement. Such changes would impact the amount of revenue we recognize in each financial reporting period.

Results of Operations

Comparison of the Three Months ended September 30, 2011 and September 30, 2010

Revenue. For the three months ended September 30, 2011, we recorded an aggregate of $2.4 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis Institutes of BioMedical Research, Inc., or Novartis, and Amgen, Inc., or Amgen, and other pilot research parties and from grants from the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. Royalty revenue from Covidien on net sales of Exalgo during the three months ended September 30, 2011 was $0.8 million. For the three months ended September 30, 2010, we recorded an aggregate of $1.2 million of revenue from royalties from Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and USAMRIID. The increase in revenue in the three months ended September 30, 2011 was primarily due to a $0.7 million increase in Exalgo royalties from Covidien and a $0.4 million increase in the recognition of collaboration revenue from Novartis.

Research and Development. Research and development expense for the three months ended September 30, 2011 was $8.9 million compared to $5.1 million for the three months ended September 30, 2010. The $3.8 million increase was due to a $2.5 million increase in expenses related to the clinical development of Synavive and a $1.7 million increase in preclinical development expenses related to our ion channel product candidates, including Z160 and Z944, offset by a $0.4 million decrease in other research and development programs and related expenses. The $2.5 million increase in expense related to Synavive is due to the initiation of the Phase 2b SYNERGY trial in June of 2011. The $1.7 million increase in preclinical program expense related to our ion channel product candidates is due to our efforts to advance one or more ion channel product candidates, including Z160 and Z944, into Phase 1 clinical trials by the end of the year. We expect research and development expense to increase for the year ended December 31, 2011 compared to 2010 due to the Phase 2b SYNERGY trial and the advancement of our ion channel product candidates.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, our preclinical programs and our drug discovery platforms for the three months ended September 30, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, including our ion channel modulator product candidates Z160 and Z944. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. With the initiation of the SYNERGY trial and as we initiate clinical trials for our other product candidates, we expect our research and development costs to increase as compared to 2010. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended September 30, (in thousands)
	2011	2010
Exalgo	$50	$74
Synavive	3,064	583
Other clinical program costs	245	488

Total clinical program costs	3,359	1,145
Preclinical program costs	1,901	154
cHTS collaboration discovery costs	1,231	692
Ion channel discovery program costs	842	1,275
Unallocated clinical and preclinical program costs	267	479
Infrastructure and support costs	1,105	1,160
Non-cash employee stock-based compensation expense	166	157

Total research and development expenses	$8,871	$5,062

General and Administrative. General and administrative expense for the three months ended September 30, 2011 was $2.6 million compared to $2.8 million for the three months ended September 30, 2010. We expect our general and administrative expenses for the remainder of the year ended December 31, 2011 to be consistent with such expenses during 2010.

Amortization of Intangible Asset. Amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009 was $1.3 million for the three months ended September 30, 2011 compared to $4.7 million for the three months ended September 30, 2010. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for each of the three months ended September 30, 2011 and 2010 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended September 30, 2011 was $0.4 million. This interest expense relates to the interest on the term loan with Oxford Finance Corporation, or Oxford, entered into in December 2010.

Benefit for Income Taxes. For the three months ended September 30, 2011, we recognized a tax benefit of $1.2 million related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

Comparison of the Nine Months ended September 30, 2011 and September 30, 2010

Revenue. For the nine months ended September 30, 2011, we recorded $5.5 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen, Eisai, Inc., or Eisai, and other pilot research parties and from grants from NIAID and USAMRIID.

For the nine months ended September 30, 2010, we recorded $45.4 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen and Fovea Pharmaceuticals, or Fovea, and from grants from NIAID and USAMRIID. We received a $40.0 million milestone payment from Covidien following the FDA approval of Exalgo on March 1, 2010.

Research and Development. Research and development expense for the nine months ended September 30, 2011 was $25.7 million compared to $17.1 million for the nine months ended September 30, 2010. The $8.6 million increase is due to a $7.9 million increase in expenses related to Synavive and a $4.5 million increase in preclinical development expenses related to our ion channel product candidates, including Z160 and Z944, offset by a $1.4 million decrease in infrastructure and other support costs, a $0.8 million decrease in non-cash employee stock-based compensation expense, a $0.4 million decrease in expenses related to Exalgo and a $1.2 million decrease in other research and development programs and unallocated costs. The $7.9 million increase in expense related to Synavive is due to the initiation of the Phase 2b SYNERGY trial in June of 2011. The $4.5 million increase in preclinical program expense related to our ion channel product candidates is due to our efforts to advance one or more ion channel product candidates, including Z160 and Z944, into Phase 1 clinical trials by the end of the year. The $1.4 million decrease in infrastructure and support costs is due to one-time bonuses being paid in the nine months ended September 30, 2010 related to the approval of Exalgo. The $0.8 million decrease in non-cash employee stock-based compensation is related to the vesting of certain performance-based grants that vested upon the approval of Exalgo during the nine months ended September 30, 2010. The $0.4 million decrease in expenses related to Exalgo is related to the FDA approval in the nine months ended September 30, 2010. We expect research and development expense to increase for the year ending December 31, 2011 compared to 2010 due to the Phase 2b SYNERGY trial and the advancement of our the ion channel product candidates.

The table below summarizes our allocation of research and development expenses to Exalgo, our clinical programs, including Synavive, our preclinical programs and our drug discovery platforms for the nine months ended September 30, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo and our clinical product candidate, Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs, including our ion channel modulator product candidates Z160 and Z944. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. With the initiation of the SYNERGY trial and as we initiate clinical trials for our other product candidates, we expect our research and development costs to increase as compared to 2010. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Nine Months Ended September 30, (in thousands)
	2011	2010
Exalgo	$193	$570
Synavive	8,689	750
Other clinical program costs	696	1,230

Total clinical program costs	9,578	2,550
Preclinical program costs	4,772	307
cHTS collaboration discovery costs	3,201	2,798
Ion channel discovery program costs	3,084	3,780
Unallocated clinical and preclinical program costs	1,140	1,483
Infrastructure and support costs	3,315	4,758
Non-cash employee stock-based compensation expense	588	1,384

Total research and development expenses	$25,678	$17,060

General and Administrative. General and administrative expense for the nine months ended September 30, 2011 was $8.0 million compared to $9.3 million for the nine months ended September 30, 2010. The $1.3 million decrease was primarily due to one-time bonuses being paid in the nine months ended September 30, 2010 related to the approval of Exalgo. We expect our general and administrative expenses for the remainder of the year ending December 31, 2011 to approximate 2010 expenses.

Amortization of Intangible Asset. Amortization expense related to the Exalgo intangible asset acquired in the merger with Neuromed on December 21, 2009 for the nine months ended September 30, 2011 was $3.9 million compared to $14.1 million for the nine months ended September 30, 2010. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the remaining patent life of Exalgo.

Interest Income. Interest income for each of the nine months ended September 30, 2011 and 2010 was less than $0.1 million.

Interest Expense. Interest expense for the nine months ended September 30, 2011 was $0.6 million. This interest expense relates to the interest on the term loan with Oxford entered into in December 2010.

Loss on Revaluation of Contingent Consideration. In the nine months ended September 30, 2010, we recognized a loss in the amount of $29.3 million on the revaluation of contingent consideration in connection with the Neuromed Merger. This loss represents the change in fair value of the contingent consideration at December 31, 2009 and March 1, 2010 when the contingent consideration was settled. On March 1, 2010, 37,883,123 escrow shares were released to former Neuromed stockholders as settlement of the contingent consideration. The change in value is due to the fair value of shares released from escrow being greater than our probability weighted estimate as of December 31, 2009.

Benefit for Income Taxes. For the nine months ended September 30, 2011 and 2010, we recognized tax benefits of $1.2 million primarily related to the reversal of unrecognized tax benefits for uncertain tax positions due to the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of September 30, 2011, we had cash, cash equivalents and short-term investments of approximately $49.0 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of September 30, 2011.

Based on our current operating plans, which includes assumptions and expectations regarding royalties from sales of Exalgo, we expect our resources to be sufficient to fund our planned operations into the second half of 2013. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or if Exalgo royalties or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities. Our operating activities used cash of $25.9 million for the nine months ended September 30, 2011 and provided cash of $23.2 million for the nine months ended September 30, 2010. The decrease in the net cash provided by operating activities was primarily attributed to the $40.0 million received from Covidien related to the FDA approval of Exalgo in the nine months ended September 30, 2010 and a $8.6 million increase in research and development costs primarily related to the initiation of the Phase 2b SYNERGY trial which commenced in June 2011 and working capital adjustments in prepaid expenses and other current assets, accounts payable and accrued expenses.

Investing Activities. Our investing activities used cash of $3.3 million and $30.0 million for the nine months ended September 30, 2011 and 2010, respectively. The cash used in investing activities for the nine months ended September 30, 2011 and 2010 was primarily due to net purchases of short-term investments.

Financing Activities. Our financing activities provided cash of $28.7 million for the nine months ended September 30, 2011. The cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to the issuance of 8,884,800 shares of our common stock resulting in net proceeds of $19.2 million and borrowings under a loan and security agreement with Oxford in the amount of $8.5 million. Net cash used in financing activities was less than $0.1 million for the nine months ended September 30, 2010.

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

We are required to pay interest on Term Loan A on a monthly basis through and including July 1, 2011. Beginning August 1, 2011 through the maturity of Term Loan A on July 1, 2014, we are required to make payments of outstanding principal and interest on Term Loan A in 36 equal monthly installments. Interest is payable on Term Loan A at an annual interest rate of 10.26%. Zalicus is required to pay interest on Term Loan B on a monthly basis through and including January 1, 2012. Beginning February 1, 2012 through the maturity of Term Loan B on January 1, 2015, we will be required to make payments of outstanding principal and interest on Term Loan B in 36 equal monthly installments. The interest rate on Term Loan B is 10.25% per year.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of September 30, 2011, we had unrestricted cash, cash equivalents and marketable securities of $47.1 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2011, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Covidien may not be able to maintain or protect the proprietary rights necessary for the long-term commercialization of Exalgo, particularly given the Watson litigation described below, which could result in reduced royalty revenue to us from sales of Exalgo by Covidien. *

Covidien has obtained rights to a limited number of patents directed toward the OROS formulation of hydromorphone that is used in Exalgo. Third parties may seek to market generic versions of Exalgo by filing an ANDA with the FDA, in which they claim that patents protecting Exalgo that are held by Covidien and listed with the FDA in the Orange Book, are invalid, unenforceable and/or not infringed. This type of ANDA is referred to as a Paragraph IV filing. If an ANDA or 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the agency, the ANDA or 505(b)(2) applicant must then, within 20 days, provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed.

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

The conduct of the Watson litigation and any decisions regarding litigation strategy or potential settlement are in the complete control of Covidien, and Zalicus has no rights to participate in the Watson litigation or otherwise direct its prosecution or settlement. During the period in which the Watson litigation is pending, the uncertainty of its outcome may cause our stock price to decline. An adverse result in the Watson litigation, whether appealable or not, will likely cause our stock price to decline and may have a material adverse effect on our results of operations and financial condition. Any final, unappealable, adverse result in the Watson litigation will likely have a material adverse effect on our results of operations and financial condition and cause our stock price to decline. A settlement of the Watson litigation by Covidien, that would allow Watson to gain approval of and market a genetic version of Exalgo prior to the expiration of the patent on July 7, 2014, would reduce the royalties payable to Zalicus on Exalgo and may cause our stock price to decline. Our ability to continue to generate significant royalty revenues from Exalgo is dependent upon Covidien’s ability to prevail in the Watson litigation or to otherwise settle or resolve the Watson litigation on favorable terms.

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

We may not be able to initiate and complete clinical trials for our product candidates. *

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

A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical and biotechnology companies, and to seek grants from agencies of the United States government, to fund research and possible development and commercialization of drug products for the treatment of diseases. We have established collaborative royalty and milestone-based agreements with Covidien for Exalgo and with Sanofi for Prednisporin and funded discovery research agreements with Novartis, USAMRIID and others, if any of our product candidates continue to advance through preclinical or clinical development, we intend to continue to seek collaborative relationships to obtain discovery or clinical development funding and expertise, as well as domestic or international sales, marketing and distribution capabilities.

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

If we undertake business combinations, acquisitions or similar strategic transactions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention. *

On a regular basis, we consider business combination transactions and collaborations with third parties to support our growth through acquisitions of companies, product candidates, drug products or technology. Future acquisitions may involve risks, such as:

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

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We may be unable to raise the substantial additional capital that we will need to sustain our operations. *

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into the second half of 2013. We may, however, raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding and Exalgo royalties are less than current assumptions or expectations. This could occur for many reasons, including:

•	we determine to enter into a business combination or acquire or license rights to additional product candidates or new technologies;

•	some or all of our product candidates fail in clinical or pre-clinical studies or prove to be less commercially promising than we expect or we are forced to seek additional product candidates;

•	our product candidates require more extensive clinical or pre-clinical testing or clinical trials take longer to complete than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more of our pre-clinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	we determine or are required to conduct more discovery research than expected to develop additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties.

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

The terms of our debt facility place restrictions on our operating and financial flexibility, and if we were to default on our obligations under our debt facility, our stockholders would be adversely effected. *

We have borrowed an aggregate of $11.5 million pursuant to the terms of a loan and security agreement with Oxford. In addition, at any time before January 15, 2012, we may, at our sole option, borrow from Oxford an additional $8.5 million, subject to our satisfaction of specified conditions precedent described in the loan agreement. As collateral for these loans, we pledged substantially all of our assets, other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, dispose of certain of our assets, pay dividends and engage in significant business transactions such as certain acquisitions or a change of control of Zalicus, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the loan and security agreement includes the occurrence of any material adverse change regarding our business, operations or condition (financial or otherwise). If Oxford declares a default upon the occurrence of any event that it interprets as resulting in a material adverse change as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline.

Zalicus has a history of operating losses. We expect to incur significant operating losses and may never be profitable. Zalicus common stock is a highly speculative investment. *

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of September 30, 2011, Zalicus had an accumulated deficit of $285.9 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market. *

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising it that it has a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although NASDAQ could require a longer period. The price of our common stock fluctuates, and at the close of trading on October 31, 2011 was $1.47 per share. At the close of trading on September 30, 2011, our stock price was $0.98 per share. Since September 30, 2011, our common stock has traded as high as $1.54 per share and as low as $0.82 per share.

At our annual meeting of stockholders held on December 18, 2009, our stockholders approved a reverse stock split which our board of directors has the authority to implement. Our board of directors may elect to implement a reverse stock split with a goal of increasing the trading price of our common stock to meet the listing requirements of The NASDAQ Global Market or to improve the marketability and liquidity of our common stock by making it more attractive to brokerage firms and institutional investors. Notwithstanding the goals of a reverse stock split, there can be no assurance that the market price per share following the reverse stock split would rise in proportion to the reduction in the number of pre-split shares of our common stock outstanding before the reverse stock split or maintain any post-reverse stock split price increase.

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
Justin A. Renz Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: November 4, 2011

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	8-K	10.4	07/01/2009	000-51171

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.13	Separation Agreement, dated as of January 14, 2010 between the Registrant and Robert Forrester.	10-Q	10.13	05/12/2010	000-51171

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.20	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.29	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.30	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.31	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

†10.32	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.33	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

†10.34	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.35	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.36	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.37	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.38	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.39	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.40	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.41	Equity Distribution Agreement dated as of February 9, 2011 between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2011	000-51171

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.