Form 10-K
period 2011-12-31
Zalicus Inc.
filed 2012-03-09
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $180,737,024 on June 30, 2011. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2011.

As of March 7, 2012, the registrant had 104,762,900 shares of common stock, par value $0.001 per share, outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain and immuno-inflammatory diseases. We have a portfolio of proprietary clinical-stage product candidates targeting pain and immuno-inflammatory diseases and have entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also apply our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTSTM to discover new product candidates for our portfolio or for our collaborators in the areas of pain, inflammation, oncology and infectious disease.

On December 21, 2009, we completed a merger, which we refer to as the Neuromed Merger, with Neuromed Pharmaceuticals Inc., or Neuromed, pursuant to which Neuromed Pharmaceuticals Ltd. became a wholly-owned subsidiary of Zalicus. On September 8, 2010, we changed our name from CombinatoRx, Incorporated to Zalicus Inc. We also changed the name of our subsidiaries, including Neuromed Pharmaceuticals Ltd., which is now named Zalicus Pharmaceuticals Ltd, and which we refer to herein as Zalicus Canada.

Our most advanced product candidate is Synavive®, a product candidate we have been developing to treat immuno-inflammatory disorders. On June 29, 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results of the SYNERGY trial are expected to be available in the second half of 2012.

On December 5, 2011, we initiated the first of multiple Phase 1 clinical trials to evaluate the pharmacokinetics and safety of several new formulations of Z160, a novel, oral N-type calcium channel blocker we are seeking to develop for the treatment of neuropathic and inflammatory pain. We have successfully completed a Phase 1 clinical trial evaluating the pharmacokinetics and safety of one new formulation of Z160, and the new formulation demonstrated substantial bioavailability and solubility improvements. Based on the data from this study, Zalicus plans to advance Z160 into Phase 2 clinical development for the treatment of neuropathic pain in the second half of 2012.

On December 19, 2011, we initiated a Phase 1 clinical trial evaluating the safety and tolerability of Z944, a novel oral T-type calcium channel blocker that we are seeking to develop for the treatment of inflammatory pain. If Z944 has an acceptable safety profile based on this Phase 1 clinical trial, we would also seek to advance Z944 into Phase 2 clinical development for pain.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the N or T-type calcium channel as well as select sodium channels. This preclinical research and development on our ion channel product candidates is now being conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development.

We have also been using cHTS to perform our obligations with our collaboration partners, including the Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts. Our cHTS platform technology profiles the activity of individual agents and combinations in cell-based phenotypic assays at high throughput to discover synergistic multi-target drug candidates that may generate novel intellectual property and expand development pipelines. Our proprietary software solution, Chalice™, works with the cHTS technology platform to extract valuable insights, discoveries, and data trends from high-throughput combination activity profiling experiments.

Our Proprietary Product Candidates

All of our proprietary product candidates are focused in the areas of pain and inflammation and on specific diseases with continuing medical needs and potentially large commercial markets.

Synavive

We currently have one clinical stage product candidate, Synavive, targeting immuno-inflammatory diseases. Immuno-inflammatory diseases include rheumatoid arthritis, osteoarthritis, lupus (SLE), polymyalgia rheumatica, ulcerative colitis and Crohn’s disease.

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

Synavive Background

Synavive is designed to enhance the anti-inflammatory benefits of glucocorticoids, without associated dose-dependent side effects. It is being developed in a uniquely engineered formulation and contains the cardiovascular agent, dipyridamole, and a very low dose of the glucocorticoid, prednisolone. In proof-of-concept clinical trials, Synavive demonstrated an anti-inflammatory effect in subjects with rheumatoid arthritis and osteoarthritis and was generally well-tolerated. We believe Synavive works through a novel mechanism of action in which dipyridamole selectively amplifies prednisolone’s anti-inflammatory activities without increases in adverse effects typically associated with higher doses of glucocorticoids. After consultation with the United States Food and Drug Administration, or FDA, and other regulatory authorities in 2011, on June 29, 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. SYNERGY, is a 12-week, five-arm, global, double-blind, placebo-controlled study to evaluate the safety and efficacy of Synavive in approximately 250 subjects with moderate to severe rheumatoid arthritis. Results of the SYNERGY trial are expected to be available in the second half of 2012. Subjects who complete the core SYNERGY study will be eligible to participate in a one-year extension study designed to investigate the long-term safety and durability of response for Synavive.

Rheumatoid Arthritis Clinical Results. We studied Synavive in a multi-center randomized, blinded, placebo-controlled Phase 2a clinical trial of 59 subjects with rheumatoid arthritis. Subjects were enrolled in this study with established rheumatoid arthritis and moderate to severe disease activity as determined by DAS28 scores of greater than 4.5 and CRP levels of greater than 2.2 mg/L. DAS28 is a composite disease activity score using 28 joint counts that is used to monitor disease activity in rheumatoid arthritis patients and CRP is the inflammatory biomarker C-reactive protein. Subjects were required to be on a disease-modifying anti-rheumatic drug, or DMARD (such as methotrexate or sulfasalazine) for at least three months and on a stable dose of DMARD therapy for a minimum of 28 days prior to enrollment. Synavive was dosed in this trial using 3 mg of prednisolone plus 200 mg dipyridamole for the first week of treatment and 3 mg prednisolone plus 400 mg of dipyridamole for the following five weeks of treatment. The clinical trial compared Synavive plus a DMARD to placebo plus DMARD in subjects with rheumatoid arthritis.

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

Background of Clinical Pain. Pain results from sensory nerve stimulation often associated with actual or potential tissue damage. Specific nerve fibers carry the pain signal across the nervous system to the brain, where it is recognized as pain. Pain is generally characterized on two dimensions, intensity and duration. Pain intensity is typically expressed as mild, moderate or severe. Mild pain results from relatively common conditions such as headaches, sprains or strains. Moderate pain results from conditions such as surgery, severe strains or sprains. Severe pain results from serious underlying illnesses such as cancer, AIDS, osteoarthritis, lower back pain, post-herpetic neuralgia and diabetic neuropathy. Pain duration is expressed as acute or chronic. Acute pain often subsides in a short period of time and is typically associated with tissue injury such as surgery, a cut, a joint dislocation, or pressure on a nerve. Chronic pain persists for long periods of time and may involve underlying changes in the nervous system producing unusual sensitivity to touch, shooting pains, aching and other often disabling pain symptoms.

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

For example, L-type calcium channels are responsible for triggering contraction of both heart muscle and blood vessel smooth muscle. As such, L-type channels have been the selective target for drugs treating cardiovascular disease including hypertension and cardiac arrhythmias. These well-known calcium channel blockers have been on the market for over 40 years and provide proof-of-concept that calcium channels represent a valid target for therapeutic intervention and may address large commercial opportunities. One of the founders of Neuromed, Dr. Terrance Snutch, was the first to describe that the various calcium channels in the nervous system are encoded by a family of distinct genes. In addition to being the first to clone these important clinical targets, Dr. Snutch, recognizing the potential pharmaceutical significance of the N-type and T-type calcium channels, devised our innovative screening platforms and invented our initial proprietary calcium channel blocker product candidates. Building on this work, we are currently pursuing two calcium channel programs: one targeting the N-type calcium channels, and a second focused on targeting the T-type calcium channel gene subtypes. We also believe that there may also be an opportunity for development of mixed N/T-type calcium channel product candidates.

Z160 and our N-type Calcium Channel Program

Our N-type calcium channel program is focused on developing product candidates to treat chronic pain and our orally-administered N-type calcium channel blockers, including Z160 (formerly referred to as NMED-160), have shown efficacy in multiple animal models of pain, and in the case of Z160, have been well tolerated in Phase 1 and Phase 2a clinical trials. Our N-type calcium channel programs, including Z160, were previously licensed to Merck & Co. Inc., or Merck, as part of a research collaboration and license agreement which terminated in September 2009. Upon termination of the agreement with Merck, Merck’s exclusive license to our N-type calcium channel intellectual property terminated, and we have an exclusive license to all jointly owned patents created in collaboration with Merck relating to the N-type calcium channel compounds Merck was advancing.

Z160. Z160 is a novel oral N-type calcium channel blocker that has shown efficacy in multiple animal models of neuropathic and inflammatory pain, and has been well tolerated in Phase 1 and Phase 2a clinical trials in approximately 200 subjects. After the termination of the Merck collaboration, we have developed proprietary formulations of Z160 to increase its bioavailability and improve its pharmacokinetic and pharmacodynamic properties. On December 5, 2011, we initiated the first of multiple Phase 1 clinical trials to evaluate the pharmacokinetics and safety of several new formulations of Z160. We have successfully completed a Phase 1 clinical trial evaluating the pharmacokinetics and safety of one new formulation of Z160, and the new formulation demonstrated substantial bioavailability and solubility improvements. Based on the data from this study, Zalicus plans to advance Z160 into Phase 2 clinical development for the treatment of neuropathic pain in the second half of 2012.

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

•

Selectivity. Our discovery screening process selects for ion channel blockers that are ‘state-dependent.’ This means that our compounds block only those ion channels that are in the hyperexcited state, a state in which they exist when transmitting pain. Ion channels that are not transmitting pain signals are not blocked, thereby allowing neuronal signaling to proceed normally. Current standards of care are relatively indiscriminant for which neurons are affected, leading to unwanted side effects. We believe that our N-type calcium blockers, being state-dependent, will allow for a more targeted approach to pain treatment, thereby improving on the safety and tolerability of current therapies.

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

Z944 and our T-type Calcium Channel Program

Our T-type calcium channel program is focused on developing drug candidates to treat a variety of chronic pain conditions. Z944, is a novel oral T-type calcium channel blocker that has demonstrated preclinical efficacy in multiple inflammatory pain models, and that we are seeking to develop for the treatment of inflammatory pain. On December 19, 2011, we initiated a Phase 1 clinical trial evaluating the safety and tolerability of Z944. If Z944 has an acceptable safety profile based on this Phase 1 clinical trial, we would seek to advance Z944 into Phase 2 clinical development for pain.

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

Sodium Channel Program

Addressing these attractive targets for pain intervention, we have utilized our expertise in ion channels to research and develop novel, orally available agents that block the functioning of sodium channels relevant to pain signaling. The goal is to specifically target the increased firing and hypersensitivity in peripheral and spinal cord neurons that express Nav1.7 and Nav1.8 and that are associated with acute and chronic inflammatory and neuropathic pain.

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

Collaboration with Hydra Biosciences

On February 8, 2012, we entered into a research collaboration agreement with Hydra, to advance the development of our preclinical ion channel modulator product candidates for the treatment of pain. The collaboration brings together our portfolio of novel, preclinical ion channel product candidates, representing multiple calcium and sodium channel modulators, with Hydra’s expertise in novel ion channel discovery and preclinical drug development with the goal of advancing ion channel drug candidates into clinical development for the treatment of pain. Under the terms of the research collaboration agreement, we will fund research and development activities at Hydra for a two year period, during which time Hydra will perform the preclinical development work necessary to advance our preclinical ion channel product candidates toward clinical development. In addition, we will retain all intellectual property and commercial rights to our ion channel product candidates that are studied under the research collaboration agreement.

Our cHTS Drug Discovery Technology

Combination approaches are an emerging clinical standard in the treatment of cancer, infectious diseases, inflammatory diseases and pain. We believe that our cHTS platform has been validated clinically by the identification of unique synergies underlying our most advanced clinical product candidate, Synavive, and through our research collaborations with Novartis and other pharmaceutical companies, who have adopted cHTS as an important addition to their oncology discovery efforts.

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

Our proprietary software solution, Chalice, was developed by us to enable the visualization and analysis of combination activity profiling data. This software provides a unique and generalized capability to assemble combination test data into matrices for visualization and analysis, and has utility across diverse therapeutic indications. The platform requires only test article identification, concentration, and data measurable information to produce a rich set of combination results suitable for the analysis of a wide variety of data types including: biochemical assays (enzyme inhibition, gene expression, etc.), cell-based assays (proliferation, apoptosis, etc.), and in vivo biomarker or activity assays. In addition, test article and experimental data attributes can be utilized to visualize combination activity profiles to facilitate meta-analyses and drive hypothesis generation. For example, visualizing combination synergy measures with the oncogenic status of cell-lines tested may suggest possible predictors of response that could then be validated. The Chalice software works with the cHTS technology platform to extract valuable insights, discoveries, and data trends from high-throughput combination activity profiling experiments.

Our Partnered Products, Product Candidates and Collaborations

We have entered into and intend to continue to seek collaborations with pharmaceutical and biotechnology companies to support the development and commercialization of our product candidates and to obtain access to additional development, commercial or financial resources. We also plan to continue to engage in selected discovery research collaborations to utilize our proprietary discovery research platforms to discover new product candidates for ourselves or our collaborators and to generate ongoing revenue.

Active Collaborations

Exalgo – Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, prior to the Neuromed Merger, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., a subsidiary of Covidien plc, or Coviden, to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Exalgo employs the OROS® PUSH-PULL™ osmotic delivery system designed to release hydromorphone at a controlled rate over an extended period of time allowing for once-daily administration. Under the asset purchase agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities.

Neuromed acquired the United States rights to Exalgo in 2007 and successfully advanced it through Phase 3 clinical development, the submission of a new drug application in May 2009 and the approval by the FDA of the 8, 12 and 16 mg dosage strengths of Exalgo on March 1, 2010. As part of the agreement with Covidien, Neuromed received upfront and initial milestone payments of $15.0 million, and we received a $40.0 million milestone payment following FDA approval of Exalgo. Exalgo was commercially launched in the United States by Covidien on April 26, 2010, and we receive tiered royalties on Covidien’s net sales of Exalgo on a quarterly basis. Covidien will continue to pay these royalties on net sales for as long as it is selling Exalgo, although the royalty rate will be reduced by 50% upon the earlier to occur of generic competition or June 11, 2024. Following the settlement of the litigation we refer to as the Exalgo litigation between Covidien and Watson Pharmaceuticals, Inc., or Watson, discussed in the Patents and Other Proprietary Rights section below, Watson can introduce a generic version of Exalgo at approved dosage strengths starting on November 15, 2013. We have recognized $4.1 million in royalty revenue from Exalgo through December 31, 2011.

In connection with the Covidien asset purchase agreement we also entered into a development and transition services agreement, pursuant to which we have performed certain clinical development and regulatory activities primarily relating to the FDA approval of Exalgo and certain post-approval activities. These activities are at Covidien’s cost and expense, capped at $16.0 million. Through December 31, 2011, we have received $8.7 million in funding and expense reimbursement under this agreement, and the tasks required to be completed by us under the agreement are complete.

Prednisporin – Fovea Pharmaceuticals SA, a subsidiary of Sanofi

On January 30, 2006, we entered into a research and license agreement with Fovea Pharmaceuticals SA, or Fovea. Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from our portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates. Fovea was acquired by Sanofi in October 2009 and is now a subsidiary of Sanofi focused on ophthalmic diseases.

On July 22, 2009, we amended and restated the research and license agreement with Fovea. Under the amended and restated agreement, we granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin™ (FOV1101), through Phase 2b clinical development for allergic conjunctivitis.

We have received payments totaling $1.5 million related to Prednisporin (FOV1101) and are eligible to receive up to an additional $39.0 million from Fovea upon achievement of certain clinical and regulatory milestones for Prednisporin (FOV1101) and each other product candidate subject to the research and license agreement as follows:

•	Up to $3.0 million in clinical development milestones.

•	Up to $21.0 million in regulatory milestones.

•	A $15.0 million milestone for the FDA approval of a product candidate to treat keratoconjunctivitis sicca, commonly known as dry eye syndrome.

The most advanced product candidate subject to the Fovea agreement, Prednisporin (FOV1101), is not currently being developed and is not planned to be developed, to treat dry eye syndrome, nor are there any other product candidates subject to the Fovea agreement that are currently being developed for dry eye syndrome. As a result, we believe that there is a remote likelihood that this milestone will be achieved. We did not recognize any milestone payments under this arrangement in the year ended December 31, 2011 and recognized a $0.5 million milestone payment in the year ended December 31, 2010.

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

Novartis

In May 2009, we entered into a research collaboration and license agreement with Novartis, focused on the discovery of novel anti-cancer combinations. Through the collaboration, we are using our proprietary cHTS platform to screen a unique library of molecules, including Novartis compounds, in multiple cell lines representing a broad spectrum of cancers to potentially discover novel single agent and combination therapies to treat various cancers.

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

We did not recognize any milestone payments under this arrangement in the years ended December 31, 2011 and 2010. The research program had an initial two-year term that could be extended by Novartis for three additional one-year periods. In January 2011, Novartis elected to extend the research program for an additional year, into May 2012. We also entered into a software license agreement with Novartis, where we provided Novartis with a non-exclusive license to use our proprietary Chalice analyzer software in connection with the collaboration and other Novartis research programs for approximately five years.

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

Amgen Inc.

In December 2009, we entered into a research collaboration agreement with Amgen Inc. or Amgen, focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, we received a $750,000 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse us for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for us to do follow-up research at an annual rate of $300,000 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Under the terms of the research collaboration agreement, Amgen will also pay us a $1.0 million milestone payment for each investigational new drug application, or IND, filing by Amgen for a product candidate with new intellectual property generated by the collaboration. We did not recognize any milestone payments under this arrangement in the years ended December 31, 2011 and 2010. We also entered into a software license agreement with Amgen in May 2011, where we provided Amgen with a non-exclusive license to use our proprietary Chalice analyzer software in connection with the collaboration and other Amgen research programs for one year. Through December 31, 2011, we have received $1.4 million in funding, expense reimbursement and software license fees under these agreements.

USAMRIID

In December 2008, we entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering combinations of agents to prevent or treat Ebola, Marburg and Lassa virus infections. Under the agreement, which expired in September 2011, we and USAMRIID undertook a joint research project, and we were eligible to receive up to approximately $1.4 million in funding. In May 2010, Zalicus entered into a cooperative research and development agreement with USAMRIID focused on discovering combinations of agents to prevent or treat Alphavirus infections, which are mosquito-borne viruses whose infection can cause severe and fatal encephalitis in humans. Under this agreement, which expires in June 2012, we and USAMRIID are undertaking a joint research project, and we are eligible to receive up to approximately $1.1 million in funding. Through December 31, 2011, we have received approximately $1.9 million in funding from these two agreements with USAMRIID.

Previous Collaborations

Angiotech Pharmaceuticals, Inc.

In October 2005, we entered into a research and license agreement with Angiotech Pharmaceuticals, Inc., or Angiotech, under which we granted Angiotech an exclusive, royalty-bearing license to up to ten combinations of compounds to be selected by Angiotech from our portfolio of clinical and preclinical product candidates or Chalice database. This license was for Angiotech’s research, development and potential commercialization of the licensed combinations compounds as drug components to be used with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, we agreed to use our cHTS technology platform in a joint research project with Angiotech to screen different disease-specific assay combinations of compounds to be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field.

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

CHDI, Inc.

In August 2005, we entered into a research agreement with CHDI, Inc., or CHDI, a foundation aimed at preventing and treating Huntington’s disease, to use our cHTS technology to perform joint research and development to discover and perform preclinical development of product candidates for the treatment of Huntington’s disease. Under the terms of the research agreement, we received approximately $5.4 million of research and development funding from CHDI. We and CHDI jointly owned the intellectual property covering product candidates discovered in the collaboration. Joint research and development activities under the research agreement were completed in December 2008, and we assigned our joint ownership interest in the intellectual property from the research project to CHDI.

Cystic Fibrosis Foundation Therapeutics

On May 31, 2006, we entered into a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to use our cHTS technology to discover and develop novel therapeutics built from synergistic drug combinations to treat cystic fibrosis. Under the terms of the agreement, CFFT awarded us approximately $7.4 million in research funding and expenses during the term of the research and development project. On May 14, 2009, we and CFFT mutually agreed to end the cystic fibrosis research program being conducted under the research, development and commercialization agreement, effective August 15, 2009.

The DMD Foundations

In November 2007, we entered into a sponsored research collaboration agreement with an entity formed by Charley’s Fund and the Nash Avery Foundation, two nonprofit organizations founded to support Duchenne Muscular Dystrophy, or DMD, research. In October 2008, GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for DMD joined the sponsored research agreement. Under the agreement with these DMD foundations, we were using our cHTS technology to seek to identify novel disease-modifying multi-targeted treatments for DMD, the most common childhood form of muscular dystrophy. Under the terms of the agreement, we received approximately $3.45 million in research funding and reimbursement of additional expenses during the term of the DMD research and development project. The research and development collaboration for DMD expired on December 31, 2009. The DMD Foundations have exercised their rights to retain the intellectual property developed under the collaboration in the field of DMD.

PGxHealth, a subsidiary of Clinical Data, Inc.

In August 2009, we and PGxHealth, LLC, or PGx, a subsidiary of Clinical Data, Inc., entered into a collaboration agreement relating to the potential development of ATL313, an adenosine A2A receptor agonist compound owned by PGx, as a combination therapy in the cancer field. We had used our cHTS technology to discover that adenosine A2A agonists synergize with existing and emerging standard-of-care drugs for the treatment of multiple myeloma and certain other B-cell malignancies, which supports the rationale for employing a systematic combination screening approach to oncology drug discovery. Under the terms of the collaboration agreement, which included cross licenses to the other party’s intellectual property, we funded and advanced the preclinical development of ATL313 as a combination therapy in the cancer field. As part of our focus on developing product candidates for pain and inflammation, on March 1, 2011, we provided notice of termination of the collaboration agreement and our associated license to ATL313, and the collaboration agreement was terminated effective June 28, 2011.

NIAID

In April 2005, we were awarded an approximately $4.4 million research grant from the National Institutes of Allergy and Infectious Diseases, or NIAID, which was payable over five years to perform research and preclinical development in the area of bioterrorism defense. The grant expired in 2010 and through December 31, 2010, we received approximately $3.5 million in funding under this grant.

Patents and Other Proprietary Rights

Our success depends, in part, on our ability and the ability of our collaborators to obtain and maintain intellectual property protection for drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing on our proprietary rights.

Our policy is to seek to protect our proprietary chemical compounds, compositions, combination drug candidates and methods of using them by, among other methods, filing United States and foreign patent applications directed to our platform technologies and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of March 9, 2012, our patent estate, on a worldwide basis, includes 140 issued patents and approximately 93 pending patent applications, with claims covering all of our current clinical stage product candidates and select preclinical and research programs. Of the 140 issued patents, 35 are issued in the United States. Of the 93 pending patent applications, 14 are United States non-provisional applications and 4 are United States provisional applications.

Exalgo is covered by United States patents assigned to Covidien related to formulations, including oral osmotic formulations, of hydromorphone, all of which will expire on July 7, 2014. On October 29, 2010, Covidien received a Paragraph IV Certification Notice Letter from Watson Laboratories, Inc.—Florida, a subsidiary of Watson Pharmaceuticals, Inc., or Watson, notifying Covidien that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA for approval to market a generic version of the 8, 12 and 16 mg dosage forms of hydromorphone, the active pharmaceutical ingredient in Exalgo, prior to the expiration of U.S. Patent No. 5,914,131, which expires on July 7, 2014. In the notice letter, Watson asserted that claims in U.S. Patent No. 5,914,131 were not infringed and/or were invalid. On December 10, 2010, in response to the ANDA filing, Covidien’s Mallinckrodt Inc. subsidiary filed a patent infringement lawsuit against Watson in the United States District Court for the District of New Jersey, which we refer to as the Exalgo litigation. The initiation of the Exalgo litigation automatically prevented the FDA from approving the ANDA for 30 months from Covidien’s receipt of Watson’s Paragraph IV notification letter on October 29, 2010, or until April 29, 2013, unless the court entered judgment in favor of Watson in less than 30 months or found that a party has failed to cooperate reasonably to expedite the lawsuit. On January 20, 2012, the United States District Court for the District of New Jersey dismissed the Exalgo litigation following a settlement between Covidien and Watson. Under the terms of the settlement, Watson can introduce a generic version of the approved 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, as opposed to July 7, 2014, the original patent expiration date. Under Zalicus’s agreement with Covidien, its royalties on net sales would be reduced by 50% upon the introduction of a generic version of Exalgo at the approved dosage strengths.

One issued United States patent, which expires in August 2025, covers the pharmaceutical composition of Synavive and another United States patent, which expires in October 2022, covers the method of use of Synavive to treat certain immuno-inflammatory diseases, including rheumatoid arthritis. A separate issued United States patent, which expires in November 2028, covers the method of Synavive’s use to treat osteoarthritis. Another patent, issued in multiple countries in Europe which expires in October 2022, covers the pharmaceutical composition and method of use of Synavive to treat certain immuno-inflammatory diseases, including rheumatoid arthritis. We also have pending United States patent applications relating to Synavive which, if issued as patents, would be expected to expire between 2024 and 2029. These applications include claims covering the formulations and other methods of use of Synavive.

One issued United States patent, which expires in June 2029, and is licensed to Fovea, covers the pharmaceutical composition and methods of use of Prednisporin in certain ophthalmic diseases.

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

To maximize the protection and potential value of our intellectual property relating to ion channels, we are building a portfolio which currently includes 72 issued and pending patents worldwide, which cover a variety of new chemical entities and their methods of use as well as formulations of these molecules. Issued and pending patents in the ion channel space, including our most advanced ion channel product Z160, contain claims which cover a broad genre of compounds using several chemical scaffolds, as well as claims to specific compounds, the use of such compounds in certain ion channel related disorders such as pain and compositions and methods of use of formulations, preferred routes of administration, dosages and other properties.

Seven issued United States patents, which expire in 2018, cover the methods of use and pharmaceutical composition of our N-type calcium channel blocker product candidate Z160 and its chemical analogs. We also have four pending United States patent applications relating to Z160 which, if issued as patents, would be expected to expire between 2018 and 2032. These applications include claims covering the methods of use and multiple formulations of Z160.

Four issued United States patents, which expire in 2018, cover the methods of use and pharmaceutical composition of our other N-type calcium channel blockers. We also have one pending United States patent application relating to our other N-type calcium channel blockers which, if issued as a patent, would be expected to expire in 2027. This application includes claims covering the pharmaceutical composition and methods of use for our other N-type calcium channel blocker product candidates.

One pending United States patent application relates to our T-type calcium channel blocker product candidate Z944, which if issued as a patent, would be expected to expire in 2029. This application includes claims covering the pharmaceutical composition and methods of use for Z944 and its chemical analogs.

Two pending United States and one pending Patent Cooperation Treaty, or PCT, patent applications relate to our other T-type calcium channel blockers which, if issued as patents, would be expected to expire between 2028 and 2030. These applications include claims covering the pharmaceutical composition and methods of use for our other T-type calcium channel blocker product candidates.

Eight additional issued United States patents, which expire between 2018 and 2026, cover the methods of use and pharmaceutical composition of our mixed N and T-type calcium channel blockers. We also have pending two patent applications relating to our mixed N and T-type calcium channel blockers which, if issued as patents, would be expected to expire between 2030 and 2031. These applications include claims covering the pharmaceutical composition and methods of use for our mixed N and T-type calcium channel blocker product candidates.

Two pending United States and two pending PCT patent applications relate to our sodium channel blockers which, if issued as patents, would be expected to expire between 2030 and 2032. These applications include claims covering the pharmaceutical composition and methods of use for our sodium channel blocker product candidates.

In addition to seeking patent protection in the United States, we generally file patent applications in major European countries, Canada, Japan, China and additional countries on a selective basis in order to further protect the inventions that we or our collaboration partners consider important to the development and commercialization of our product candidates. As we develop novel formulations of our product candidates and learn more about the most promising dose ratios, pharmacokinetic and pharmacodynamic parameters for our drug candidates, we intend to file additional patent applications to augment the core composition of matter and method of use patents we have been issued or are currently seeking.

In all of our activities, we rely on proprietary materials and information, trade secrets, and know-how to conduct research and development activities and to attract and retain collaborative partners, licensees, and customers. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees, and consultants. Our employees and consultants are also asked to sign agreements requiring that they assign to us present and future interests in patents and other intellectual property arising from their work for us. We also require all employees to sign an agreement not to engage in any conflicting employment or activity during their employment with us, and not to disclose or misuse our confidential information.

In certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and patents we expect will be issued based on pending applications, will expire on dates ranging from 2018 to 2033.

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

•

submission to the FDA’s Center for Drug Evaluation and Research, or CDER, of an IND, which must become effective before human clinical trials may begin. The IND contains the plan for the clinical trial. CDER specialists carefully review the IND to determine whether there are any flaws in the initial studies and whether the overall development plan is feasible and reasonably designed to minimize health risks to the participants;

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

Pre-clinical Tests

Pre-clinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as animal studies to evaluate efficacy and toxicity. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND to allow the product candidate to be studied in a clinical trial in human subjects. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, such as subjecting human research subjects to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. Submission of an IND may result in the FDA not allowing the trials to commence or not allowing the trial to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly (by not objecting), before each clinical trial can begin. Outside the United States, preclinical data to support the conduct of a clinical trial is submitted to regulatory authorities in each country, often as part of a clinical trial application, or CTA.

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

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified medical investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Outside the United States, protocols are submitted to regulatory authorities in each country, often as part of a CTA. An independent Institutional Review Board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the trial until it is completed. The FDA or other local regulatory authority, the IRB or the sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice requirements and the requirements for informed consent.

During the conduct of a clinical trial, a company is required to monitor the investigators’ compliance with the clinical study protocol and other FDA or local regulatory requirements, including the requirements to submit reports to the sponsor, the IRB, and the FDA or other regulatory authority, and to keep detailed records regarding study findings and use and disposition of the study drug. Although monitoring can help reduce the risk of inadequate compliance by study investigators, it cannot eliminate this risk entirely. Inadvertent regulatory noncompliance by the investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in rare circumstances, require a company to repeat a study. A company must report to the FDA or other local regulatory authority any adverse event that is both unexpected and serious and for which there is a reasonable possibility that the event may have been caused by the investigational drug. In addition, a company must within seven days report to the FDA or other local regulatory authority any unexpected fatal or life-threatening event that may have been caused by the drug. The FDA or other local regulatory authority may stop a clinical trial by placing a “clinical hold” on such trials because of concerns about the safety of the product candidate being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product candidate.

For the purposes of an NDA submission and approval, clinical trials are typically conducted in the following four sequential phases, which may overlap:

Phase 1	Trials are initially conducted with relatively few subjects to test the drug candidate for safety, dosage tolerance, absorption, bioavailability, metabolism, distribution and excretion in healthy humans, or, on occasion, in patients with the disease or condition under trial to gain an early indication of its effectiveness or tolerance in a patient population.

Phase 2	Trials are generally conducted with a relatively small number of subjects to:

– evaluate dosage tolerance and appropriate dosage;

– identify possible adverse effects and safety risks; and

– evaluate the efficacy of the drug for specific indications in patients with the disease or condition under trial.

Phase 3	Trials, commonly referred to as “pivotal” or “registration” trials, are typically conducted when phase 2 clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken with large numbers of patients (several hundred to several thousand) to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

Phase 4	Post-approval trials, to further assess the drug’s safety and effectiveness, are sometimes required by the FDA as a condition of approval.

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

Special Protocol Assessment Process

In the United States, certain protocols for clinical trials can be submitted to the FDA for special protocol assessment, or SPA. Under a SPA, the applicant and the FDA reach an agreement on the design and size of the clinical trial. This agreement can be in writing and cannot be changed after the clinical trial begins except with written agreement of the applicant and the FDA or if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the drug” was identified after testing began.

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

Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if post-marketing adverse events associated with the product are reported that cannot be addressed satisfactorily through changes to the product’s labeling or warnings to healthcare professionals. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved product. A company may become aware of such information from reports of adverse events suspected to be related to the product, voluntarily provided to the company and/or to the FDA by physicians and other healthcare professionals, or from published scientific data. In some circumstances, the FDA may require the company to make changes to its approved product labeling or to issue safety warnings to healthcare professionals or the public, which may have a negative impact on product sales. In addition, the Amendments Act of 2007 provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies, or REMS, approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Manufacturing and sales may also be disrupted or delayed in the event of failure to comply with all required current good manufacturing practice, or cGMP, as determined by FDA investigators in periodic inspections of manufacturing facilities. Upon approval, a drug may only be marketed for the approved indications, in the approved dosage forms, and at the approved dosage. The nature of marketing claims that we will be permitted to make in the labeling and advertising of our products will be limited to those specified in an FDA approval.

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

Exalgo and our other product candidates for pain and inflammation, if approved, will compete with existing proprietary and generic opioid and non-opioid analgesics as well as existing steroid or biologic therapies or new molecules, formulations and technologies that may be developed or commercialized in the future for the treatment of pain or inflammatory diseases. Any of these drugs and drug delivery technologies may receive government approval or gain market acceptance more rapidly than our product candidates, may offer therapeutic, safety or cost advantages over Exalgo or our other product candidates or may cure their targeted diseases or their underlying causes completely. As a result, Exalgo or our product candidates, even if they are approved, may become non-competitive or obsolete. Following the settlement of the Exalgo litigation between Covidien and Watson, Watson can introduce a generic version of Exalgo at approved dosage strengths starting on November 15, 2013. Under our agreement with Covidien, our royalties on net sales would be reduced by 50% upon the introduction of generic versions of Exalgo.

In regard to our product candidates, we file patent applications on the composition and use of the drug combinations and molecules we discover. If we obtain the patent protection we are seeking for our product candidates, we believe that this will give us the exclusive rights to market products covered by our patents. We also believe that, if obtained, we should be able to use our patents to prevent the makers of either of the drugs included in our combination products from marketing their drug for use together with the other drug that comprises the product. We are also developing customized formulations for Synavive and Z160 that optimize their pharmacology and bioavailability. We are seeking to protect these formulations by patent applications or as trade secrets. We intend to seek regulatory approval for our product candidates as new drugs, and the expense and time involved in seeking regulatory approval for a new drug may deter potential competitors.

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

Principal competitive factors impacting drug development and commercialization include:

•	improved patient outcomes;

•	demonstrable safety of product candidates;

•	acceptance of products by physicians and other healthcare providers;

•	research and drug development capabilities;

•	government and third-party reimbursements of approved therapies;

•	intellectual property positions;

•	sales and marketing capabilities; and

•	availability of capital resources to fund research, development and commercialization activities.

In regard to our ion channel discovery efforts, we have protected our trade secrets around our assays and experimental techniques in order to give us a competitive advantage in discovering compounds that modulate ion channels. Many large and small companies have sought to discover and develop ion channel modulators for the treatment of pain and other diseases, and may be more successful in discovering ion channel modulators using similar or different techniques.

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

Employees

As of March 7, 2012, we employed 46 persons. A total of 16 of our employees hold Ph.D. or M.D. degrees. Approximately 33 employees are engaged in research and development, and 13 employees are engaged in business development, intellectual property, finance, human resources, legal, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

Zalicus’s various approaches to drug discovery and development using our ion channel technology expertise or our cHTS technology platform are complex and unproven. Previously unrecognized or unexpected defects in or limitations to Zalicus’s drug discovery technologies or drug development strategies may emerge, which we may also be unable to overcome or mitigate. None of the product candidates identified or developed to date, through the application of Zalicus’s business model and drug discovery technologies, has been approved by any regulatory agency for commercial sale or been commercialized.

We have committed resources to the development of our ion channel drug discovery technology, and our future success depends in part on the successful development of product candidates identified by this technology. The scientific evidence to support the feasibility of developing drugs that modulate ion channels is limited, and many companies with more resources than us have not been able to successfully develop drugs that modulate ion channels.

Zalicus’s business also involves the ability of Zalicus’s proprietary high throughput discovery technology to identify additional promising product candidates. Combination high throughput screening involves testing large numbers of compounds in cell-based assays using automated systems that measure the biological activity of the compounds and provide detailed data regarding the results. Because Zalicus’s combination high throughput discovery technology is unproven in identifying drugs that can be approved, we cannot be certain that we will be able to discover additional drug combinations that show promising effects in Zalicus’s cell-based disease models and pre-clinical studies, which we can advance into clinical trials. As a result, we may not be able to identify additional product candidates. Many other companies with substantially greater resources than ours use high throughput screening for drug discovery. These or other companies may have developed or could in the future develop combination screening technology equal or superior to Zalicus’s technology. In addition, regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates. For these and other reasons, Zalicus’s approach to drug discovery and development may not be successful and Zalicus’s current business model may not generate viable products or revenue. Even if Zalicus’s approach is theoretically viable, we may not complete the significant research and development or obtain the financial resources and personnel required to further develop and apply Zalicus’s discovery technology, advance promising product candidates to and through clinical trials, and obtain required regulatory approvals.

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

The success of Synavive will depend on our ability to develop a formulation that is superior to a treatment regimen of prednisolone and dipyridamole taken separately. We have developed or are developing proprietary formulations of Synavive. In addition, we have developed or will need to develop proprietary formulations of ion channel product candidates, including Z160. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for Zalicus’s product candidates and they may not be successful in doing so or may experience delays in doing so that could delay clinical trials, and ultimately our ability to obtain approval of Zalicus’s product candidates, including Synavive and Z160. Defects in the formulation, delivery method or packaging of any of Zalicus’s product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

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

•

the timing of approvals, if any, for other competitive products or the future availability of generic versions of branded long-acting opioids, including the introduction of a generic version of Exalgo;

•	the reduction of our royalty rate on sales of Exalgo following the release of a generic version of Exalgo pursuant to the settlement of the Exalgo litigation, or otherwise;

•	manufacturing difficulties; or

•	other factors that affect the sales of a pharmaceutical product.

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

Zalicus’s collaborations are generally new, and we have only a short history of working together with our collaborators and cannot predict the success of any of these collaborations. Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Covidien, Novartis, Sanofi and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in the Novartis, Sanofi or other collaboration agreements or derive any license or royalty revenue with respect to our collaborations.

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

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into the second half of 2013. We may, however, raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding and Exalgo royalties are less than current assumptions or expectations. This could occur for many reasons, including:

•	our product candidates require more extensive clinical or pre-clinical testing or clinical trials take longer to complete than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more of our pre-clinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	we determine or are required to conduct more discovery research than expected to develop additional product candidates;

•	some or all of our product candidates fail in clinical or pre-clinical studies or prove to be less commercially promising than we expect or we are forced to seek additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties;

•	we determine to enter into a business combination or acquire or license rights to additional product candidates or new technologies.

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

The terms of our debt facility place restrictions on our operating and financial flexibility, and if we were to default on our obligations under our debt facility, our stockholders would be adversely affected.

We have borrowed an aggregate of $20.0 million pursuant to the terms of a loan and security agreement with Oxford Finance LLC, or Oxford. As collateral for these loans, we pledged substantially all of our assets, other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, dispose of certain of our assets, pay dividends and engage in significant business transactions such as certain acquisitions or a change of control of Zalicus, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the loan and security agreement includes the occurrence of any material adverse change regarding our business, operations or condition (financial or otherwise). If Oxford declares a default upon the occurrence of any event that it interprets as resulting in a material adverse change as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline.

Zalicus has a history of operating losses. We expect to incur significant operating losses and may never be profitable. Zalicus common stock is a highly speculative investment.

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of

December 31, 2011, Zalicus had an accumulated deficit of $296.7 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Our and our collaborators’ ability to commercialize our future products successfully will depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary drug discovery technologies and any products or product candidates we plan to develop. We intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and pre-clinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may be unable to stop them from doing so. One patent covering Exalgo is set cease providing protections against generic versions of Exalgo at certain dosage strengths following the settlement of the Exalgo litigation between Covidien and Watson and pursuant to which Watson may release generic versions of Exalgo at pre-approved dosage strengths beginning November 15, 2013.

Similar to other biotechnology companies, our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in non-United States jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, our existing patents and any future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide any competitive advantages.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price declines and volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of the sales performance of Exalgo by Covidien;

•	disclosure by our collaboration partners, including Sanofi and Novartis regarding our collaborations and the related product candidates, including Prednisporin;

•	disclosure of actual or potential preclinical or clinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates; and

•	general market conditions and comments by securities analysts and investors.

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. The price of our common stock has fluctuated significantly, and at the close of trading on March 7, 2012 was $1.01 per share. At the close of trading on December 31, 2011, our stock price was $1.21 per share. Since December 31, 2011, our common stock has traded as high as $1.30 per share and as low as $0.97 per share.

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

We currently lease approximately 23,000 square feet of laboratory and office space in Cambridge, Massachusetts. Our subsidiary, Zalicus Canada, currently subleases approximately 12,000 square feet of office and laboratory space in Vancouver, British Columbia, Canada pursuant to a sublease agreement that has been terminated, effective August 9, 2012. We believe that our current facilities are sufficient for our current operations.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2011
First quarter	$2.72	$1.65
Second quarter	$3.21	$2.04
Third quarter	$2.90	$0.92
Fourth quarter	$1.54	$0.82
Fiscal year ended December 31, 2010
First quarter	$1.72	$0.76
Second quarter	$2.02	$1.17
Third quarter	$1.69	$1.17
Fourth quarter	$1.72	$1.01

On March 7, 2012, the reported last sale price of our common stock on the NASDAQ Global Market was $1.01 per share. As of March 7, 2012, there were approximately 74 holders of record of our common stock.

We have never paid cash dividends on our common stock. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deems relevant. In addition, payments of future dividends are currently restricted by our loan and security agreement with Oxford entered into on December 22, 2010.

In connection with the loan and security agreement with Oxford, we have issued to Oxford warrants to purchase our common stock each time we have borrowed funds under the loan and security agreement. Specifically, on December 22, 2010, we issued Oxford a warrant to purchase 64,748 shares of our common stock with a per share exercise price of $1.39; on June 27, 2011, we issued Oxford a warrant to purchase 113,253 shares of our common stock with a per share exercise price of $2.25; and on December 16, 2011, we issued to Oxford a warrant to purchase 224,235 shares of our common stock with a per share exercise price of $1.14. The warrants are exercisable, in whole or in part, immediately, upon issuance and may be exercised on a cashless basis. The warrants will terminate on the earlier of December 22, 2017 and the closing of a merger or consolidation transaction in which Zalicus is not the surviving entity. In reliance on Rule 506 of Regulation D, the “safe harbor” for the private offering exemption of Section 4(2) of the Securities Act and because the offering satisfied all of the requirements thereunder, these warrants were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))(1)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,135,888	$1.73	10,173,453
Equity compensation plans not approved by security holders	—	—	—

Total	8,135,888	$1.73	10,173,453

(1)	As of December 31, 2011.
(2)	For outstanding restricted stock units, the exercise price was deemed to be $0.
(3)	Our Amended and Restated 2004 Incentive Plan (the “2004 Plan”) contains an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase is and will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of: (i) 4,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the board of directors. The Compensation Committee of the board of directors elected not to increase the number of shares of common stock available for issuance under the 2004 Plan for 2012.

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

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2006, and plotted at the close of the last trading day of the fiscal year ended December 31, 2011, in each of (i) Zalicus common stock, (ii) the Nasdaq Global Stock Market Index, which is referred to as the Nasdaq Stock Market Index, and (iii) the Nasdaq Global Stock Market Biotechnology Index, which is referred to as the Nasdaq Biotechnology Index; except, in the case of the Nasdaq Stock Market Index and the Nasdaq Biotechnology Index, the stock performance graph below reflects an investment date of December 31, 2006.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
ZALICUS INC.	100.00	51.27	7.16	9.58	18.24	13.97
NASDAQ COMPOSITE	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ BIOTECHNOLOGY	100.00	102.53	96.57	110.05	117.19	124.54

Item 6.	Selected Financial Data

The historical financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. We have derived the statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 from our consolidated financial statements included elsewhere in this annual report, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. We derived the statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, as adjusted for the divestiture of our subsidiary in Singapore, CombinatoRx (Singapore) Pte. Ltd., which was accounted for as a discontinued operation, as applicable, which are not included herein. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in determining basic and diluted net loss per common share.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Collaborations	$7,595	$45,969	$16,320	$11,462	$11,728
Government contracts and grants	589	772	953	842	2,069

Total revenue	8,184	46,741	17,273	12,304	13,797

Operating expenses:
Research and development	35,294	23,011	21,244	55,296	51,412
General and administrative	10,400	12,115	17,081	14,469	16,879
Amortization of intangible asset	5,141	18,736	520	—	—
Gain on legal settlement	—	—	(3,700)	—	—
Restructuring	—	—	2,736	4,637	—

Total operating expenses	50,835	53,862	37,881	74,402	68,291

Loss from operations	(42,651)	(7,121)	(20,608)	(62,098)	(54,494)
Interest income	136	132	257	2,264	5,029
Interest expense	(976)	(12)	(28)	(651)	(734)
(Loss) gain on revaluation of contingent consideration	—	(29,286)	12,068	—	—
Other income (expense)	20	32	(281)	(4)	—
Loss on early extinguishment of debt	—	—	—	(195)	—
Gain on bargain purchase	—	—	9,809	—	—

Net (loss) income before provision for income taxes	(43,471)	(36,255)	1,217	(60,684)	(50,199)
Benefit (provision) for income taxes	1,428	1,210	67	108	(46)

Net (loss) income from continuing operations	(42,043)	(35,045)	1,284	(60,576)	(50,245)

Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	(1,536)	(4,557)	(3,098)
Gain on disposal of discontinued operations	—	—	15,640	—	—

Gain (loss) on discontinued operations	—	—	14,104	(4,557)	(3,098)

Net (loss) income	$(42,043)	$(35,045)	$15,388	$(65,133)	$(53,343)

Net (loss) income per share—basic and diluted:
From continuing operations	$(0.43)	$(0.42)	$0.03	$(1.74)	$(1.68)
From discontinued operations	—	—	0.38	(0.13)	(0.10)

Net (loss) income per share—basic and diluted	$(0.43)	$(0.42)	$0.41	$(1.87)	$(1.78)

Weighted-average number of common shares used in net (loss) income per share calculation:
Basic	97,347,193	82,663,645	37,338,042	34,848,701	30,025,830
Diluted	97,347,193	82,663,645	37,491,237	34,848,701	30,025,830

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,874	$44,619	$23,330	$39,653	$100,026
Working capital	35,663	38,803	18,350	27,572	88,393
Total assets	79,883	82,669	88,152	66,497	132,243
Long-term debt, less current portion	15,099	2,523	—	—	4,534
Accumulated deficit	(296,696)	(254,653)	(219,608)	(251,471)	(186,213)
Total stockholders’ equity	43,913	62,997	52,913	15,875	75,235

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain and immuno-inflammatory diseases. We have a portfolio of proprietary clinical-stage product candidates targeting pain and immuno-inflammatory diseases and have entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also apply our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTS to discover new product candidates for our portfolio or for our collaborators in the areas of pain, inflammation, oncology and infectious disease.

On December 21, 2009, we completed a merger, which we refer to as the Neuromed Merger, with Neuromed Pharmaceuticals Inc., or Neuromed, pursuant to which Neuromed Pharmaceuticals Ltd. became a wholly-owned subsidiary of Zalicus. On September 8, 2010, we changed our name from CombinatoRx, Incorporated to Zalicus Inc. We also changed the name of our subsidiaries, including Neuromed Pharmaceuticals Ltd., which is now named Zalicus Pharmaceuticals Ltd., and which we refer to herein as Zalicus Canada.

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

On December 5, 2011, we initiated the first of multiple Phase 1 clinical trials to evaluate the pharmacokinetics and safety of several new formulations of Z160, a novel oral N-type calcium channel blocker we are seeking to develop for the treatment of neuropathic and inflammatory pain. We have successfully completed a Phase 1 clinical trial evaluating the pharmacokinetics and safety of one new formulation of Z160, and the new formulation demonstrated substantial bioavailability and solubility improvements. Based on the data from this study, Zalicus plans to advance Z160 into Phase 2 clinical development for the treatment of neuropathic pain in the second half of 2012.

On December 19, 2011, we initiated a Phase 1 clinical trial evaluating the safety and tolerability of Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of inflammatory pain. If Z944 has an acceptable safety profile based on this Phase 1 clinical trial, we would also seek to advance Z944 into Phase 2 clinical development for pain.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the N or T-type calcium channel as well as select sodium channels. This preclinical research and development on our ion channel product candidates is now being conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts.

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $4.1 million in revenue related to these royalties through December 31, 2011. Following the settlement of the Exalgo litigation between Covidien and Watson, that was effective in January 2012, Watson can introduce a generic version of Exalgo at approved dosage strengths starting on November 15, 2013. Under our agreement with Covidien, our royalties on net sales of approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo.

As of December 31, 2011, we had an accumulated deficit of $296.7 million. We had a net loss from continuing operations of $42.0 million and $35.0 million for the years ended December 31, 2011 and 2010, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the years ended December 31, 2011, 2010 and 2009, revenues from customers located outside the United States were $0 million, $0.5 million and $11.4 million, respectively. As of December 31, 2011, $4.9 million and $0.3 million of our long-lived assets were located in the United States and Canada, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangibles and other long-lived assets, stock-based compensation, accrued expenses, income taxes and business combinations. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Collaborations Revenue

Effective January 1, 2011, we adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. We determined that the adoption of this standard had no impact on revenues reported for the year ended December 31, 2011. In addition, there would be no change in our accounting if the new accounting standard were applied to our existing collaboration agreements.

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

We have entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas. The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the United States Food and Drug Administration, or FDA, or other regulatory agencies.

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

The value of the intangible asset was initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of the intangible asset whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In connection with this assessment, we consider the cash flow forecast for projected royalties and any other factors that we are aware of that could impact the amount of royalties we might receive in future periods. Future adverse changes or other unforeseeable factors could result in an impairment charge that would materially impact our future results of operations and financial position in the relevant reporting period. As of December 31, 2011 and 2010, we believe the carrying value of our intangible asset is recoverable.

On January 25, 2012, we confirmed the settlement of the litigation between Covidien and Watson regarding the patents covering Covidien’s product Exalgo hydromorphone (as discussed in Note 11). Under the terms of the settlement, Watson can introduce a generic version of the approved 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, as opposed to July 7, 2014, the original patent expiration date. Under Zalicus’s agreement with Covidien, our royalties on net sales would be reduced by 50% upon the introduction of a generic version of Exalgo at the approved dosage strengths. After considering all facts and circumstances, we continue to believe that our intangible asset is recoverable.

Stock-Based Compensation

We measure the compensation cost of stock-based compensation at the grant date, based on the fair value of the award, including estimated forfeitures, and we recognize that cost as an expense ratably over the associated employee service period, which generally is the vesting period of the equity award. For our awards with performance conditions, we make estimates regarding the likelihood of satisfaction of the performance condition that affect the period over which the expense is recognized.

We calculate the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the expected term of the awards, and our anticipated dividends. Historically we analyzed the volatilities and expected terms of a peer group of companies and utilized a stock price volatility in the Black-Scholes model that reflects the average volatility of this peer group and our own historical volatility. We continued to increase the weight applied to our own historical volatility over time. In 2009, we determined that we had sufficient trading history as a public company and began to use our own historical volatility to estimate stock price volatility. We utilize the expected terms from this analysis of peer companies to support the expected term used in the Black-Scholes model, as we do not believe we have sufficient historical data to support this assumption.

In determining the amount of expense to be recorded, we also are required to exercise judgment to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. If actual forfeitures differ significantly from our estimates, if any of our estimates or assumptions prove incorrect, or if the likelihood of achievement of a performance condition changes, our results could be materially affected.

As of December 31, 2011, there was approximately $3.9 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our stock option plans, restricted stock awards and restricted stock units. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.6 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

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

Results of Operations

Years Ended December 31, 2011 and 2010

Revenue. For the year ended December 31, 2011, we recorded $8.2 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen and other companies as well as from grants from NIAID and USAMRIID. For the year ended December 31, 2010, we recorded $46.7 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen and Fovea Pharmaceuticals, or Fovea, as well as from grants from USAMRIID and NIAID. We received a $40.0 million milestone payment from Covidien following the FDA approval of Exalgo on March 1, 2010. We expect revenue for the year ending December 31, 2012 to be higher than that recorded in the year ended December 31, 2011, due to higher expected royalties on Covidien’s net sales of Exalgo.

Research and Development Expense. Research and development expense for the year ended December 31, 2011 was $35.3 million compared to $23.0 million for the year ended December 31, 2010. The $12.3 million increase was due to a $9.4 million increase in expenses related to the clinical development of Synavive, a $3.1 million increase in expenses related to the clinical development of Z160 and a $3.1 million increase in expenses related to the development of Z944, offset by a $1.3 million decrease in infrastructure and support costs, a $0.9 million decrease in preclinical program costs and other research and development programs, a $0.8 million decrease in non-cash employee and non-employee stock-based compensation expense and a $0.3 million decrease in expenses related to Exalgo. The $9.4 million increase in expense related to Synavive is due to the initiation of the Phase 2b SYNERGY trial in June of 2011. The $3.1 million increase in expenses related to Z160 is due to the initiation of the Phase 1 trial in December 2011. The $3.1 million increase in expenses related to Z944 is due to the initiation of the Phase 1 trial in December 2011. The $1.3 million decrease in infrastructure and support costs is due to one-time bonuses being paid during 2010 related to the approval of Exalgo. We expect research and development expense to increase for the year ended December 31, 2012 compared to 2011 due to the Phase 2b SYNERGY trial and the advancement of our ion channel product candidates Z160 and Z944 through Phase 1 clinical trials and potentially into Phase 2 clinical trials.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Synavive, Z160 and Z944, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the years ended December 31, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo, and our clinical product candidates, Synavive, Z160 and Z944. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. With the initiation of the SYNERGY trial and clinical trials for our other product candidates, we expect our research and development costs to increase in 2012 as compared to 2011. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Year Ended December 31,
	2011	2010
	(in thousands)
Synavive	$11,758	$2,381
Z160	3,477	311
Z944	3,135	20
Exalgo	325	656
Other clinical program costs	816	1,595

Total clinical program costs	19,511	4,963

Preclinical program costs	459	147
cHTS collaboration discovery costs	4,163	3,781
Ion channel discovery costs	4,404	4,739
Unallocated clinical and preclinical program costs	1,437	1,949
Infrastructure and support costs	4,569	5,899
Noncash employee and non-employee stock-based compensation expense	751	1,533

Total research and development costs	$35,294	$23,011

General and Administrative Expense. General and administrative expense for the year ended December 31, 2011 was $10.4 million compared to $12.1 million for the year ended December 31, 2010. The decrease was primarily due to $1.3 million in one-time bonuses being paid in the year ended December 31, 2010, related to the FDA approval of Exalgo. We expect our general and administrative expense for the year ending December 31, 2012 to be consistent with 2011.

Amortization of Intangible Asset. For the years ended December 31, 2011 and 2010, we recorded $5.1 million and $18.7 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects an estimate of the future undiscounted cash flows we expect to receive over the remaining life of Exalgo. We expect to record amortization expense of $3.9 million in the year ending December 31, 2012.

Interest Income. Interest income was $0.1 million for each of the years ended December 31, 2011 and 2010.

Interest Expense. Interest expense, for the years ended December 31, 2011 and 2010, was $1.0 million and less than $0.1 million, respectively. The interest expense relates to our term loans with Oxford Finance LLC, or Oxford. We expect interest expense to increase in the year ending December 31, 2012 as a result of the additional borrowings incurred during the year ended December 31, 2011.

Benefit for Income Taxes. In the years ended December 31, 2011 and 2010, we recognized a tax benefit of $1.4 million and $1.2 million, respectively. The income tax benefit for the years ended December 31, 2011 and 2010 was primarily related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

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

Research and Development Expense. Research and development expense for the year ended December 31, 2010 was $23.0 million compared to $21.2 million for the year ended December 31, 2009. The $1.8 million increase was due to a $4.7 million increase in expenses related to ion channel discovery costs, a $1.1 million increase in expenses related to other clinical and preclinical program costs, a $0.7 million increase in expenses related to Exalgo, a $0.3 million increase in expenses related to the clinical development of Z160, a $0.2 million increase in noncash employee and non-employee stock based compensation expense offset by a $2.4 million decrease in infrastructure and support costs, a $1.9 million decrease in expenses relates to cHTS collaboration discovery costs and $0.9 million decrease in expenses related to the clinical development of Synavive. The $4.7 million increase in expenses related to ion channel discovery costs, the $1.1 million increase in expenses related to other clinical and preclinical program costs, the $0.7 million increase in expenses related to Exalgo, the $0.3 million increase in expenses related to the clinical development of Z160 and the $0.2 million increase in noncash employee and non-employee stock based compensation expense were associated with the 2009 merger with Neuromed. The $2.4 million decrease in infrastructure and support costs, the $1.9 million decrease in expenses relates to cHTS collaboration discovery costs and the $0.9 million decrease in expenses related to the clinical development of Synavive were associated with the 2009 restructuring.

The table below summarizes our allocation of research and development expenses to our clinical programs, including Synavive, Z160 and Z944, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the years ended December 31, 2010 and 2009. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo, and our clinical product candidates, Synavive, Z160 and Z944. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology, regulatory and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

	Year Ended December 31,
	2010	2009
	(in thousands)
Synavive	$2,381	$3,329
Z160	311	—
Z944	20	—
Exalgo	656	—
Other clinical program costs	1,595	1,379

Total clinical costs	4,963	4,708

Preclinical program costs	147	71
cHTS collaboration discovery costs	3,781	5,738
Ion channel discovery costs	4,739	—
Unallocated clinical and preclinical program costs	1,949	1,120
Infrastructure and support costs	5,899	8,303
Noncash employee and non-employee stock-based compensation expense	1,533	1,304

Total research and development costs	$23,011	$21,244

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

Gain from Discontinued Operations. On June 2, 2009, we divested our 51% equity ownership interest in CombinatoRx Singapore, by selling our 2,602,041 ordinary shares of CombinatoRx (Singapore) Pte. Ltd., or CombinatoRx Singapore, to the other shareholder of CombinatoRx Singapore, BioMedical Sciences Investment Fund Pte. Ltd., or BioMedical Sciences, for nominal consideration. In connection with the divestiture, we entered into a termination agreement with CombinatoRx Singapore and BioMedical Sciences, pursuant to which the parties agreed to terminate all of the prior agreements among us, CombinatoRx Singapore and BioMedical Sciences relating to the joint funding and operations of CombinatoRx Singapore. As a result of the divestiture and the termination of the prior agreements, CombinatoRx Singapore is no longer affiliated with us, and the issued and outstanding preferred shares and convertible promissory notes issued by CombinatoRx Singapore and held by BioMedical Sciences and are no longer convertible into shares of our common stock. We recorded a gain from discontinued operations of $14.1 million during the year ended December 31, 2009.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of December 31, 2011, we had cash, cash equivalents and short-term investments of approximately $49.7 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of December 31, 2011.

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

Operating Activities. Our operating activities used cash of $33.4 million for the year ended December 31, 2011, provided cash of $18.7 million for the year ended December 31, 2010 and used cash of $25.0 million for the year ended December 31, 2009. The $52.1 million decrease in net cash flows from operating activities for the year ended December 31, 2011 is primarily attributed to the $40.0 million milestone received from Covidien related to the FDA approval of Exalgo during the year ended December 31, 2010 and a $12.3 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into clinical trials during the year ended December 31, 2011.

The $43.7 million increase in net cash flows from operating activities for the year ended December 31, 2010 is primarily attributed to the $40.0 million milestone received from Covidien related to the FDA approval of Exalgo and a reduction in merger related operating expenses during the year ended December 31, 2010. This increase is also attributed to working capital adjustments in accounts receivable, accounts payable, accrued expenses and accrued restructuring expense.

Investing Activities. Our investing activities used cash of $3.6 million and $27.6 million for the years ended December 31, 2011 and 2010, respectively, and provided cash of $23.4 million in the year ended December 31,

2009. The cash used in investing activities for the year ended December 31, 2011 was primarily due to net purchases of short-term investments of $3.3 million and purchases of fixed assets of $0.4 million. The cash used in investing activities for the year ended December 31, 2010 was primarily due to net purchases of short-term investments of $27.3 million and purchases of fixed assets of $1.1 million. The cash provided by investing activities in the year ended December 31, 2009 was primarily due to sales and maturities of short-term investments. For the year ended December 31, 2009, our cash provided by investing activities included $6.2 million of cash acquired in the Neuromed Merger offset by a $6.2 million loss on the sale of our former subsidiary. In addition, in 2009, our restricted cash balance decreased by $1.5 million, related to the amendment to the lease for our Cambridge, Massachusetts facility.

Financing Activities. Our financing activities generated cash proceeds of $36.9 million and $2.9 million during the years ended December 31, 2011 and 2010, respectively. The proceeds during the year ended December 31, 2011 relate to the $19.2 million net proceeds from our 2011 equity offering, the $17.0 million of net proceeds from Term Loan B and C under the loan and security agreement with Oxford and $1.1 million of proceeds from the exercise of stock options offset by $0.4 million related to the repayment of principal on the term loans. The proceeds during the year ended December 31, 2010 relate primarily to the $2.9 million of net proceeds from Term Loan A under the loan and security agreement with Oxford in 2010. Our financing activities were not a significant source or use of cash during the year ended December 31, 2009.

Oxford Loan and Security Agreement

On December 22, 2010, we entered into a loan and security agreement with Oxford, pursuant to which Oxford agreed to lend us up to $20.0 million. Upon entering into the loan and security agreement, we borrowed $3.0 million from Oxford (“Term Loan A”). Under the terms of the loan and security agreement, we were eligible, in our sole discretion, to borrow from Oxford up to an additional $8.5 million, at any time on or before July 15, 2011 (“Term Loan B”) and up to an additional $8.5 million, at any time on or before January 15, 2012 (“Term Loan C”), collectively with Term Loan A and Term Loan B, (the “Term Loans”). Our wholly owned subsidiary, Zalicus Canada, is also a party to the loan and security agreement as a co-borrower. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property. We borrowed $8.5 million under Term Loan B on June 27, 2011 and borrowed $8.5 million under Term Loan C on December 16, 2011.

We are required to make interest only payments on the Term Loans on a monthly basis for the first six full calendar months subsequent to the funding of the applicable Term Loan. After the interest only period, we will be required to make payments of outstanding principal and interest on each Term Loan in 36 equal monthly installments. Each Term Loan becomes due and payable 42 months after the date of the funding of each Term Loan. Interest on each Term Loan will accrue at an annual fixed rate equal to 10.26%, 10.25% and 10.51%, for Term Loan A, Term Loan B and Term Loan C, respectively.

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

Upon the occurrence of an event of default, which as defined in the loan and security agreement includes such matters as payment defaults, breaches of covenants, a material adverse change in the collateral, our business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on our business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The loan and security agreement also contains a subjective acceleration clause, which provides Oxford the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loans that is not due within 12 months of December 31, 2011 has been classified as long-term, as we believe a material adverse change is remote.

In connection with the loan and security agreement, we also issued to Oxford warrants to purchase our common stock each time we have borrowed funds under the loan and security agreement. Specifically, on December 22, 2010, we issued Oxford a warrant to purchase 64,748 shares of our common stock with a per share exercise price of $1.39; on June 27, 2011, we issued Oxford a warrant to purchase 113,253 shares of our common stock with a per share exercise price of $2.25; and on December 16, 2011, we issued to Oxford a warrant to purchase 224,235 shares of our common stock with a per share exercise price of $1.14. The warrants are exercisable, in whole or in part, immediately, upon issuance and may be exercised on a cashless basis. The warrants will terminate on the earlier of December 22, 2017 and the closing of a merger or consolidation transaction in which Zalicus is not the surviving entity. In reliance on Rule 506 of Regulation D, the “safe harbor” for the private offering exemption of Section 4(2) of the Securities Act and because the offering satisfied all of the requirements thereunder, these warrants were not registered under the Securities Act.

The issuance date fair values of the warrants issued in connection with Term Loan A, Term Loan B and Term Loan C were $81, $231 and $209, respectively and were recorded as a discount to the respective Term Loan. The Company also reimbursed Oxford certain costs associated with the loan and security agreement of $42 which were also recorded as a discounts to the respective Term Loans. The discounts are being amortized to interest expense over the 42 month period that applicable Term Loan is outstanding using the effective interest method.

Future principal payments under the loan and security agreement at December 31, 2011, are as follows:

2012	$4,293
2013	6,495
2014	6,707
2015	2,141

Total	$19,636

Equity Offerings

On February 9, 2011, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, utilize our effective shelf registration statement to offer and sell our common stock having aggregate sales proceeds of up to $20.0 million through Wedbush, or to Wedbush, for resale. Effective March 31, 2011, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we had sold an aggregate of 8,884,800 shares of Common Stock pursuant to the agreement for aggregate net proceeds of approximately $19.2 million.

On January 10, 2012, we entered into a new equity distribution agreement with Wedbush under which we may, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15 million through Wedbush, or to Wedbush, for resale. Sales of our common stock through Wedbush, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Wedbush. Wedbush will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.5% of the gross offering proceeds of any common stock sold through Wedbush as agent under the Agreement. We have agreed to reimburse Wedbush for certain expenses incurred by them in connection with the offering, up to an aggregate of $35,000, plus up to an additional $10,000 per calendar quarter related to ongoing maintenance, due diligence expenses and other expenses associated therewith; provided, however, that in no event will we be liable for any such quarterly expenses in excess of $150,000 in the aggregate. We also may sell our common stock to Wedbush, as principal for its own account, at a price to be agreed upon at the time of sale.

As of March 7, 2012, we have sold an aggregate of 5,366,758 shares of common stock under the 2012 equity distribution agreement at an average price of approximately $1.08 per share for gross proceeds of approximately $5.8 million. Net proceeds were approximately $5.5 million after deducting Wedbush’s commission and other directly related expenses.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	2012	2013 through 2014	2015 through 2016	2017 and After
Short and long-term debt:
Notes payable issued to Oxford and related interest(1)	$23,727	$6,134	$15,129	$2,464	$—
Capital lease obligations(2)	153	68	85	—	—
Operating lease obligations:
Cambridge facility(3)	6,240	1,220	2,459	2,459	102
Vancouver facility(4)	241	241	—	—	—

Total contractual obligations	$30,361	$7,663	$17,673	$4,923	$102

(1)	We have borrowed $20.0 million under three term loans pursuant to the loan and security agreement entered into with Oxford. The term loans bear interest ranging from 10.25% to 10.51%. We are required to make monthly payments of interest for the first six months of each term loan and then we will be required to make 36 equal monthly payments of principal and interest for each term loan. Upon repayment we are required to make a final payment in an amount equal to 1.5% of the amount borrowed for each term loan. See Note 9 of our consolidated financial statements for additional information related to the agreement with Oxford.
(2)	On May 31, 2011, we entered into a capital lease for certain information technology equipment. Under the terms of the lease agreement, we are obligated to make fixed monthly lease payments through May 2014.

(3)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement to lease an additional approximately 23,000 square feet of laboratory space. On August 3, 2009, we entered into a second amended lease agreement to reduce our leased space to approximately 23,000 square feet of office and laboratory space. The lease term, as amended, extends through January 2017. Our rent obligations under the lease, as amended, are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by a standby letter of credit totaling $1.8 million.
(4)	In connection with the Neuromed merger, we assumed a sublease renewal and amendment agreement between Zalicus Canada and Discovery Parks Incorporated, which we renewed through December 31, 2012, relating to our office and laboratory facility in Vancouver, British Columbia, Canada. Under the terms of this sublease we sublease approximately 12,000 square feet. On February 9, 2012, we terminated the sublease, effective August 9, 2012.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of December 31, 2011, we had unrestricted cash, cash equivalents and marketable securities of $47.8 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2011, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

The information called for by this item is indexed on page F-1 of this Annual Report on Form 10-K and is contained on pages F-2 through F-36.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered accounting firm has issued an audit report on our internal control over financial reporting. The report appears below:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zalicus Inc.

We have audited Zalicus Inc’s. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zalicus Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zalicus Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zalicus Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Zalicus Inc. and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 9, 2012

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

Information concerning our directors and executive officers will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the captions “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Act of 1934 will appear in the company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the captions “The Audit Committee” and “Audit Committee Financial Experts.” Such information is incorporated herein by reference.

Information concerning our Code of Ethics and Conduct will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the caption “Code of Ethics and Conduct.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information in response to this item will appear in our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the captions “Executive Compensation,” “Director Compensation” and “Report of the Compensation Committee on Executive Compensation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in the company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2012, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

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

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK CORRIGAN Mark Corrigan	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ JUSTIN A. RENZ Justin A. Renz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ SALLY CRAWFORD Sally Crawford	Director	March 9, 2012

/s/ TODD FOLEY Todd Foley	Director	March 9, 2012

/s/ FRANK HAYDU Frank Haydu	Director	March 9, 2012

/s/ WILLIAM HUNTER William Hunter	Director	March 9, 2012

/s/ MICHAEL KAUFFMAN Michael Kauffman	Director	March 9, 2012

/s/ W. JAMES O’SHEA W. James O’Shea	Director	March 9, 2012

/s/ HARTLEY RICHARDSON Hartley Richardson	Director	March 9, 2012

Zalicus Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zalicus Inc.

We have audited the accompanying consolidated balance sheets of Zalicus Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zalicus Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 9, 2012

Zalicus Inc.

Consolidated Balance Sheets

(in thousands except per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,750	$2,820
Restricted cash	50	650
Short-term investments	45,124	41,799
Accounts receivable	1,886	1,605
Prepaid expenses and other current assets	1,397	965

Total current assets	51,207	47,839
Property and equipment, net	5,258	6,898
Intangible asset, net	21,546	26,687
Restricted cash and other assets	1,872	1,245

Total assets	$79,883	$82,669

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,743	$1,840
Accrued expenses and other current liabilities	6,133	4,269
Deferred revenue	3,349	2,370
Current portion of term loan payable	4,035	273
Current portion of lease incentive obligation	284	284

Total current liabilities	15,544	9,036
Term loan payable, net of current portion	15,099	2,523
Deferred revenue, net of current portion	3,000	3,667
Deferred rent, net of current portion	605	743
Lease incentive obligation, net of current portion	1,159	1,442
Other long-term liabilities	563	2,261
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 99,239 and 89,113 shares issued and outstanding at December 31, 2011 and 2010, respectively	99	89
Additional paid-in capital	340,518	317,581
Accumulated other comprehensive loss	(8)	(20)
Accumulated deficit	(296,696)	(254,653)

Stockholders’ equity	43,913	62,997

Total liabilities and stockholders’ equity	$79,883	$82,669

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Collaborations and other	$7,595	$45,969	$16,320
Government contracts and grants	589	772	953

Total revenue	8,184	46,741	17,273

Operating expenses:
Research and development	35,294	23,011	21,244
General and administrative	10,400	12,115	17,081
Amortization of intangible	5,141	18,736	520
Gain on legal settlement	—	—	(3,700)
Restructuring	—	—	2,736

Total operating expenses	50,835	53,862	37,881

Loss from operations	(42,651)	(7,121)	(20,608)
Interest income	136	132	257
Interest expense	(976)	(12)	(28)
(Loss) gain on revaluation of contingent consideration	—	(29,286)	12,068
Other income (expense)	20	32	(281)
Gain on bargain purchase	—	—	9,809

Net (loss) income before provision for income taxes	(43,471)	(36,255)	1,217
Benefit for income taxes	1,428	1,210	67

Net (loss) income from continuing operations	(42,043)	(35,045)	1,284

Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	(1,536)
Gain on disposal of discontinued operations	—	—	15,640

Gain on discontinued operations	—	—	14,104

Net (loss) income	$(42,043)	$(35,045)	$15,388

Net (loss) income per share—basic and diluted:
From continuing operations	$(0.43)	$(0.42)	$0.03
From discontinued operations	—	—	0.38

Net (loss) income per share—basic and diluted	$(0.43)	$(0.42)	$0.41

Weighted average number of common shares used in net (loss) income per share calculation:
Basic	97,347,193	82,663,645	37,338,042

Diluted	97,347,193	82,663,645	37,491,237

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2008	35,089,837	$35	$267,238	$73	$(251,471)	$15,875
Net income	—	—	—	—	15,388	15,388
Unrealized loss on investments	—	—	—	(75)	—	(75)

Comprehensive income	—	—	—	—	—	15,313

Exercise of stock options	11,857	—	2	—	—	2
Cancellation of restricted stock	(37,813)	—	—	—	—	—
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(53)	(53)
Stock-based compensation expense	—	—	5,891	—	—	5,891
Stock-based compensation expense related to non-employees	—	—	2	—	—	2
Singapore divestiture	—	—	(16,528)	—	16,528
Issuance of shares of common stock in connection with Neuromed merger	14,937,591	15	15,868	—	—	15,883
Issuance of shares into escrow in connection with Neuromed merger	67,826,875	68	(68)	—	—	—

Balance at December 31, 2009	117,828,347	118	$272,405	$(2)	$(219,608)	$52,913
Net loss	—	—	—	—	(35,045)	(35,045)
Unrealized loss on investments	—	—	—	(18)	—	(18)

Comprehensive loss	—	—	—	—	—	(35,063)

Exercise of stock options	502,179	—	484	—	—	484
Issuance of restricted stock to employees	726,045	1	(391)	—	—	(390)
Stock-based compensation expense	—	—	2,928	—	—	2,928
Cancellation of escrow shares in connection with Neuromed merger	(29,943,752)	(30)	30	—	—	—
Release of escrow shares in connection with Neuromed merger	—	—	42,050	—	—	42,050
Issuance of warrants in connection with term loan	—	—	75	—	—	75
Balance at December 31, 2010	89,112,819	89	317,581	$(20)	$(254,653)	$62,997

Balance at December 31, 2010	89,112,819	$89	$317,581	$(20)	$(254,653)	$62,997
Net loss	—	—	—	—	(42,043)	(42,043)
Unrealized gain on investments	—	—	—	12	—	12

Comprehensive loss	—	—	—	—	—	(42,031)

Exercise of stock options	1,054,266	1	1,123	—	—	1,124
Vesting of restricted stock units	187,500	—	—	—	—	—
Stock-based compensation expense	—	—	2,196	—	—	2,196
Issuance of common stock, net of issuance costs	8,884,800	9	19,190	—	—	19,199
Issuance of warrants in connection with term loan	—	—	428	—	—	428

Balance at December 31, 2011	99,239,385	$99	$340,518	$(8)	$(296,696)	$43,913

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net (loss) income	$(42,043)	$(35,045)	$15,388
Less: Net loss from discontinued operations	—	—	(1,536)
Gain on disposal of subsidiary	—	—	15,640

(Loss) income from continuing operations	(42,043)	(35,045)	1,284
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	7,205	21,163	5,601
Noncash restructuring benefit	—	—	(977)
Noncash interest expense	152	3	28
Noncash rent expense	(283)	(284)	(490)
Stock-based compensation expense	2,196	2,928	3,909
Gain on bargain purchase	—	—	(9,809)
Loss (gain) on revaluation of contingent consideration	—	29,286	(12,068)
Loss on fixed assets	42	52	355
(Gain) loss on foreign exchange	(53)	175	34
Decrease in deferred rent	(138)	(32)	(78)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(281)	1,322	1,309
(Increase) decrease in prepaid expenses and other assets	(460)	4,559	(2,967)
Decrease in accounts payable	(97)	(2,429)	(1,308)
Decrease in accrued restructuring	—	(1,274)	(1,596)
Increase (decrease) in accrued expenses and other long-term liabilities	72	(2,366)	(841)
Increase (decrease) in deferred revenue	312	620	(6,292)

Net cash (used in) provided by operating activities from continuing operations	(33,376)	18,678	(23,906)
Net cash used in operating activities from discontinued operations	—	—	(1,088)

Net cash (used in) provided by operating activities	(33,376)	18,678	(24,994)

Investing activities
Cash acquired in connection with Neuromed merger	—	—	6,156
Purchases of property and equipment	(350)	(1,094)	(613)
Proceeds from sales of property and equipment	43	97	588
Loss on sale of equity interest in subsidiary	—	—	(6,240)
Purchases of short-term investments	(160,196)	(369,849)	(89,288)
Sales and maturities of short-term investments	156,883	342,583	111,286
Decrease in restricted cash	—	700	1,500

Net cash (used in) provided by investing activities from continuing operations	(3,620)	(27,563)	23,389
Net cash used in investing activities from discontinued operations	—	—	(16)

Net cash (used in) provided by investing activities	(3,620)	(27,563)	23,373

Financing activities
Net proceeds from term loan	16,979	2,868	—
Repayment of term loan	(364)	—	—
Proceeds from issuance of common stock, net of issuance costs	19,199	—	—
Proceeds from exercise of stock options	1,124	484	2
Repurchases of common stock	—	(391)	—
Payment of deferred financing costs	—	(26)	—

Net cash provided by financing activities	36,938	2,935	2

Effect of exchange rate changes on cash and cash equivalents	(12)	(9)	18

Net decrease in cash and cash equivalents	(70)	(5,959)	(1,601)
Cash and cash equivalents at beginning of the period	2,820	8,779	10,380

Cash and cash equivalents at end of the period	$2,750	$2,820	$8,779

Supplemental disclosure of cash flow information
Cash paid for interest	$649	$—	$—

Supplemental disclosure of noncash investing and financing activities
Consideration transferred in merger with Neuromed	$—	$—	$40,715

Fair value of warrants issued in connection with issuance of term loans	$428	$75	$—

Assets acquired under capital lease	$159	$—	$—

See accompanying notes.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Nature of the Business

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

The Company has a limited operating history and has incurred losses from operations since inception, resulting in an accumulated deficit of $296,696 at December 31, 2011. The Company may seek additional funding through public or private equity or debt financings and collaboration agreements. Additional funding, if needed, may not be available to the Company on acceptable terms or at all. Any additional equity financing would be dilutive to existing stockholders, and any debt financing, if available, may involve restrictive covenants that could adversely impact how the Company conducts its business. If the Company is unable to obtain funding on a timely basis, it may be required to significantly curtail its business or one or more of its research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of its technologies or product candidates which the Company would otherwise develop and pursue on its own.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary is the United States dollar. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net foreign exchange gains (losses) of $53 and $(175) and $34 were recorded in other expense in the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and unrealized gain (loss) on investments for all periods presented.

The Company’s total comprehensive loss consists of the following:

	Year Ended December 31,
	2011	2010
Net loss	$(42,043)	$(35,045)
Other comprehensive loss:
Unrealized gain (loss) on investments	12	(18)

Comprehensive loss	$(42,031)	$(35,063)

Revenue Recognition

Collaborations

Effective January 1, 2011, the Company adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company determined that the adoption of this standard had no impact on revenues reported for the years ended December 31, 2009 and 2010. In addition, there would be no change in the Company’s accounting if the new accounting standard were applied to ongoing collaboration agreements entered into prior to January 1, 2011.

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

The Company has concluded that all of the clinical development milestones pursuant to its research and development arrangements are substantive. Clinical development milestones are typically payable when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone may be due upon the initiation of a Phase 3 clinical trial for a particular product candidate, the last phase of clinical development, which if the product candidate is proven to be safe and effective, may lead to its marketing approval by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. The Company has concluded that all of the regulatory milestones pursuant to its research and development arrangements are substantive. Regulatory milestones are typically payable when a product candidate is ultimately approved for marketing by the FDA or other global regulatory authorities after it is deemed to be safe and efficacious to treat a defined disease or condition. For example, a milestone may be due upon the Company’s receipt of marketing approval in the United States. Revenues from clinical development and regulatory milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with the Company’s accounting policy for multiple element arrangements.

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

The Company has entered into collaborative research and development agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas. The agreements generally provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the FDA or other regulatory agencies.

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

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2011 and 2010:

	Fair Value Measurement as of December 31, 2011			Total
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$15,119	$30,005	$—	$45,124

	Fair Value Measurement as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$16,993	$24,806	$—	$41,799

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts payable, accrued expenses and term loan payable, approximate their fair values.

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

Accrued Clinical Expenses

As part of the process of preparing the Company’s financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts the Company has with third parties depend on factors, such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. Examples of estimated accrued clinical expenses include:

•	fees paid to investigative sites and laboratories in connection with clinical studies;

•	fees paid to clinical research organizations, or CROs, in connection with clinical studies, if CROs are used; and

•	fees paid to contract manufacturers in connection with the production of clinical study materials.

In accruing clinical expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from the service providers. However, the Company may be required to estimate the cost of these services based on information available to it. If the Company underestimates or overestimates the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, the Company’s estimated accrued clinical expenses have approximated actual expenses incurred.

Research and Development Expenses

Research and development expenses include all direct costs, including cash compensation, stock-based compensation and benefits for research and development personnel, supplies and materials, external costs including costs of clinical trials, formulation manufacturing, preclinical programs, collaboration expenses, external consultants, infrastructure costs and overhead related to the development of drug candidates. These costs have been charged to research and development expense as incurred.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and recorded as a prepaid expense. The prepaid amounts are expensed as the related goods are delivered or the services are performed. If expectations change such that we do not expect we will need the goods to be delivered or the services to be rendered, prepaid nonrefundable advance payments would be charged to expense.

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

Impairment of Intangibles and Long-Lived Assets

The Company continually monitors whether events or circumstances have occurred that indicate that the carrying value of these assets may no longer be recoverable or that the estimated remaining useful life of its intangible assets or long-lived assets may warrant revision. The carrying value for intangible and long-lived assets with finite lives is reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than the asset’s carrying value. Any write-downs are treated as permanent reductions in the carrying value of the assets. As of December 31, 2011 and 2010, the Company concluded that its intangible assets and long-lived assets were recoverable.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to develop internal use software. Capitalized software development costs are included in property and equipment and are depreciated over their estimated useful lives (five years) when development is complete. The net book value of the Company’s capitalized software was $77 and $122 at December 31, 2011 and 2010, respectively.

Accounting for Stock-Based Compensation

The Company recognizes, as expense, the estimated fair value of all share-based payments to employees. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on a quarterly basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in general and administrative expense. The Company’s evaluation was performed for the tax years ended December 31, 2005 through December 31, 2011, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not impacted the financial results of the Company. In the event the Company would receive an assessment for interest and/or penalties, it would be classified as general and administrative expense in the consolidated financial statements.

Net Income (Loss) per Share

Net income (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common shares and Escrow Shares issued in connection with the Neuromed merger. (See Note 3.) The Escrow Shares contained participation rights in any dividend paid by the Company while the shares were held in escrow. Net income available to common shareholders and participating Escrow Shares is allocated to each share equally as if all of the earnings for the period had been distributed. The escrow shares did not include a contractual obligation to share in losses of the Company and thus were not included in the calculation of net loss per share in the periods that have a net loss. Diluted net income (loss) per share was calculated using the treasury stock method for all dilutive outstanding warrants, stock options, restricted stock awards and restricted stock units.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income and its components in the financial statements. As a result of the guidance, companies will now be required to present net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard does not, however, change the items that must be reported in other comprehensive income or the determination of net income. The new guidance is to be applied retrospectively. This accounting guidance is effective for the Company beginning in fiscal 2012 and is only expected to impact the presentation of the Company’s financial statements.

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

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased and also investments in money market funds. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss.

Available-for-sale securities at December 31, 2011 and 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011—
Corporate debt securities	$18,462	$7	$(15)	$18,454
Government agencies	11,551	—	—	11,551
Treasury money market funds	15,119	—	—	15,119

	$45,132	$7	$(15)	$45,124

December 31, 2010—
Corporate debt securities	$24,826	$3	$(23)	$24,806
Treasury money market funds	16,993	—	—	16,993

	$41,819	$3	$(23)	$41,799

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at December 31, 2011 and 2010, by contractual maturity, were as follows:

	December 31, 2011		December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$26,225	$26,218	$21,898	$21,888

Maturing in more than one year	$3,788	$3,787	$2,928	$2,918

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	December 31,
		2011	2010
Leasehold improvements	Lesser of useful life or life of lease	$5,571	$5,434
Laboratory equipment	5	7,266	7,500
Computer equipment	3	831	1,067
Construction in progress	—	114	356
Capitalized software	5	815	815
Furniture and fixtures	3	502	410

		15,099	15,582
Less: accumulated depreciation		(9,841)	(8,684)

		$5,258	$6,898

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $2,064, $2,427, and $5,081, respectively.

7.	Intangible Assets

The intangible asset relates to rights to receive milestone payments and royalties from Covidien for the commercial rights to Exalgo that were acquired as part of the merger with Neuromed. The intangible asset was initially recorded at a value of $45,943 with an ongoing useful life of five years, representing the remaining patent life of Exalgo. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo. At December 31, 2011, the Company evaluated the Exalgo intangible asset based on estimates of future undiscounted cash flows and have determined that the remaining useful life should be four years. The intangible asset will be amortized in a manner that reflects the estimates of future undiscounted cash flows. The Company recorded amortization expense of $5,141, $18,736 and $520 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company estimates that the remaining amortization for the intangible asset will be as follows:

2012	$3,893
2013	8,722
2014	6,076
2015	2,855

Total	$21,546

As of December 31, 2011 and 2010, accumulated amortization was $24,397 and $19,256, respectively.

8.	Restructuring

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

As a result of the July 1, 2009 restructuring plan, the Company recorded a restructuring charge of $2,597, consisting of termination benefits and facility exit costs. The restructuring charge included termination benefits of $4,400, which consisted of $2,574 of cash severance and related benefits and $1,826 of accelerated stock-based compensation. The Company made severance and related benefits payments into the first quarter of 2010.

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

The following table summarizes the activity in accrued restructuring through December 31, 2010.

	Balance at December 31, 2009	Payments	Balance at December 31, 2010
Termination benefits	$274	$(274)	$—
Facilities	1,000	(1,000)	—

Total	$1,274	$(1,274)	$—

As discussed in Note 17, the Company made payments on the facility component of accrued restructuring through July 1, 2010.

9.	Notes Payable

On December 22, 2010, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance Corporation (the “Lender”) pursuant to which the Lender agreed to lend the Company up to $20,000. Upon entering into the Loan and Security Agreement, the Company borrowed $3,000 from the Lender (“Term Loan A”). Under the terms of the Loan and Security Agreement, the Company was eligible, in its sole discretion, borrow from the Lender up to an additional $8,500, at any time on or before July 15, 2011 (“Term Loan B”) and up to an additional $8,500, at any time on or before January 15, 2012 (“Term Loan C”, collectively with Term Loan A and Term Loan B, the “Term Loans”). The Company’s wholly owned subsidiary, Zalicus Pharmaceuticals Ltd. (the “Subsidiary”), is also a party to the Loan and Security Agreement as a co-borrower. The Company’s obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of the assets of the Company and the Subsidiary, other than intellectual property. The Company borrowed $8,500 under Term Loan B on June 27, 2011 and borrowed $8,500 under Term Loan C on December 16, 2011.

The Company is required to make interest only payments of interest on the Term Loans on a monthly basis for the first six full calendar months subsequent to the funding of the applicable Term Loan. After the interest only period, the Company will be required to make payments of outstanding principal and interest on each Term Loan in 36 equal monthly installments. Each Term Loan becomes due and payable 42 months after the date of the funding of each Term Loan. Interest on each Term Loan will accrue at an annual fixed rate equal to 10.26%, 10.25% and 10.51% for Term Loan A, Term Loan B and Term Loan C, respectively.

Upon the last payment date of the amounts borrowed under the Loan and Security Agreement, whether on the maturity date of one of the Term Loans, on the date of any prepayment or on the date of acceleration in the event of a default, the Company will be required to pay the Lender a final payment fee equal to 1.5% of any of the Term Loans borrowed. The Company is recording the final payment fee as interest expense over the term of the loan. In addition, if the Company repays all or a portion of the Term Loans prior to maturity, it will pay the Lender a prepayment fee of four percent of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the relevant Term Loan, two percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the relevant Term Loan, and one percent of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the relevant Term Loan.

Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company’s business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company’s business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loans that is not due within 12 months of December 31, 2011 has been classified as long-term, as the Company believes a material adverse change is remote.

In connection with the Loan and Security Agreement with Oxford, the Company has issued to Oxford warrants to purchase its common stock each time the Company has borrowed funds under the loan and security agreement. Specifically, on December 22, 2010, the Company issued Oxford a warrant to purchase 64,748 shares of its common stock with a per share exercise price of $1.39; on June 27, 2011, the Company issued Oxford a warrant to purchase 113,253 shares of its common stock with a per share exercise price of $2.25; and on December 16, 2011, the Company issued to Oxford a warrant to purchase 224,235 shares of its common stock with a per share exercise price of $1.14. The warrants are exercisable, in whole or in part, immediately, upon issuance and may be exercised on a cashless basis. The warrants will terminate on the earlier of December 22, 2017 and the closing of a merger or consolidation transaction in which Zalicus is not the surviving entity.

The fair values of the warrants issued in connection with Term Loan A, Term Loan B and Term Loan C were $81, $231 and $209, respectively and were recorded as a discount to the respective Term Loan. The Company also reimbursed the Lender certain costs associated with the Loan and Security Agreement of $42 which was also recorded as a discount to the respective Term Loans. The discounts are being amortized to interest expense over the 42 month period that applicable Term Loans are outstanding using the effective interest method.

Future principal payments under the Loan and Security Agreement at December 31, 2011, are as follows:

2012	$4,293
2013	6,495
2014	6,707
2015	2,141

Total	$19,636

10.	Research and Development Agreements

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt, a subsidiary of Covidien (“Covidien”), to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15,000. The Company received a milestone payment of $40,000 following FDA approval of Exalgo in March 2010 and is eligible for tiered royalties on Covidien’s net sales of Exalgo. Covidien will continue to pay these royalties on net sales for as long as it is selling Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024. For the years ended December 31, 2011, 2010 and 2009, total revenue recognized from Covidien represented 35.0%, 90.5% and 0% of total revenue, respectively.

Covidien launched the commercial sale of Exalgo in the second quarter of 2010. The Company recognized $2,521 and $1,615 of revenue related to royalties from Covidien’s sale of Exalgo during the years ended December 31, 2011 and 2010, respectively. The Company received payments related to Exalgo royalties totaling $2,058 and $1,238 during the years ended December 31, 2011 and 2010, respectively.

On October 29, 2010, Covidien received a Paragraph IV Certification Notice Letter from Watson Laboratories, Inc.—Florida, a subsidiary of Watson Pharmaceuticals, Inc., notifying them that it had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA for approval to market a generic version of hydromorphone, the active pharmaceutical ingredient in Exalgo, prior to the expiration of U.S. Patent No. 5,914,131, which expires on July 7, 2014, and is listed in the Orange Book. The notice letter further stated that Watson is asserting that claims in U.S. Patent No. 5,914,131 are not infringed and/or are invalid. On December 10, 2010, Covidien’s Mallinckrodt Inc. subsidiary filed a patent infringement lawsuit against Watson Laboratories, Inc.—Florida, Watson Pharma, Inc. and Watson Pharmaceuticals, Inc., in response to the ANDA filing, which the Company refers to as the Exalgo litigation. The complaint, which was filed in the U.S. District Court for the District of New Jersey, alleges infringement of the referenced patent. On January 25, 2012, the Company confirmed the settlement of the litigation between Covidien and Watson regarding the patents covering Exalgo. Under the terms of the settlement, Watson can introduce a generic version of the approved 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, as opposed to July 7, 2014, the original patent expiration date. Under Zalicus’s agreement with Covidien, its royalties on net sales would be reduced by 50% upon the introduction of a generic version of Exalgo at the approved dosage strengths.

Neuromed also entered into a development and transition services agreement with Covidien, pursuant to which the Company will perform certain clinical development and regulatory activities relating to the FDA approval of Exalgo. These activities are at Covidien’s cost and expense, capped at $16,000. Through December 31, 2011, $8,663 has been billed and received related to the development and transition services agreement. The Company recorded $340 and $678 of revenue and received payments related to development and transition services totaling $371 and $1,959 during the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the Company recorded unbilled receivables for this agreement totaling $44.

Novartis

In May 2009, Zalicus entered into a research collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc., (“Novartis”), focused on the discovery of novel anti-cancer combinations. Through the collaboration, the Company is using its proprietary cHTS platform to screen a unique library of molecules, including Novartis compounds, in multiple cell lines representing a broad spectrum of cancers to potentially discover novel single agent and combination therapies to treat various cancers.

Under the terms of the collaboration agreement, the Company received an initial payment of $4,000 and will receive annual research support payments of up to $3,000, plus certain expenses. In addition, the collaboration agreement may provide the Company with up to $58,000 for each combination product candidate advanced by Novartis upon achievement of certain clinical, regulatory and commercial milestones as follows:

•	Up to $5,000 in clinical development milestones.

•	Up to $23,000 in regulatory milestones.

•	Up to $30,000 in commercial milestones.

The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2011, 2010 or 2009.

The research program had an initial two-year term that can be extended by Novartis for three additional one-year periods. In January 2011, Novartis elected to extend the research program for an additional contract year, into May 2012. The Company also entered into a software license agreement with Novartis, where the Company provided Novartis with a non-exclusive license to use its proprietary Chalice™ analyzer software in connection with the collaboration and other Novartis research programs for approximately five years.

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

The collaboration agreement may be terminated by either party after ninety days’ notice upon an unremedied material breach and upon thirty days’ notice in the event of bankruptcy of the other party. Novartis may terminate the collaboration agreement after sixty days’ notice in the event of a change in control or liquidation of us, as defined in the collaboration agreement. The Company is recognizing the total consideration under the agreement of $13,000 ratably over the five-year software license term. The Company recorded $2,667, $2,000 and $1,333 of revenue related to the research and license agreement for the years ended December 31, 2011, 2010 and 2009, respectively, representing 32.6%, 4.3% and 7.7% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received payments related to the research and license agreement totaling $3,000 during both of the years ended December 31, 2011 and 2010. For each of the years ended December 31, 2011 and 2010, the Company recorded unbilled receivables for this agreement totaling $750.

Fovea Pharmaceuticals SA

On January 30, 2006, the Company entered into a research and license agreement with Fovea Pharmaceuticals SA, (“Fovea”). Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from the Company’s portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates. Fovea was acquired by Sanofi in October 2009 and is now a subsidiary of Sanofi.

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

The Company has received payments totaling $1.5 million related to Prednisporin (FOV1101) and is eligible to receive up to an additional $39.0 million from Fovea upon achievement of certain clinical and regulatory milestones for Prednisporin (FOV1101) and each other product candidate subject to the research and license agreement as follows:

•	Up to $3.0 million in clinical development milestones.

•	Up to $21.0 million in regulatory milestones.

•	A $15.0 million milestone for the FDA approval of a product candidate to treat keratoconjunctivitis sicca, commonly known as dry eye syndrome.

The most advanced product candidate subject to the Fovea Agreement, Prednisporin (FOV1101), is not currently being developed, or planned to be developed, to treat dry eye syndrome, nor are there any other product candidates subject to the Fovea Agreement that are currently being developed for dry eye syndrome. As a result, the Company believes that there is a remote likelihood that this milestone will be achieved. The Company did not recognize any milestone payments under this arrangement in the year ended December 31, 2011 and recognized $500 and $250 in milestone payments in the years ended December 31, 2010 and 2009, respectively. In June 2009, the Company received and recognized as revenue $250 upon Fovea’s successful filing of an IND with the FDA. In June 2010, the Company received and recognized as revenue $500 upon Fovea’s initiation of Phase 2b clinical testing.

Amgen Inc.

In December 2009, Zalicus entered into a research collaboration agreement with Amgen Inc., (“Amgen”), focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, the Company received a $750 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse the Company for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for the Company to do follow-up research at an annual rate of $300 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay the Company a $1,000 milestone payment for each investigational new drug application filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2011, 2010 and 2009. The Company also entered into a software license agreement with Amgen in May 2011, pursuant to which the Company provided Amgen with a non-exclusive license to use its proprietary Chalice analyzer software in connection with the collaboration and other Amgen research programs for one year. Through December 31, 2011, the Company has received $1,353 in funding, expense reimbursement and software license fees under these agreements.

The Company recorded $347 and $976 of revenue related to the pilot agreements with Amgen for the years ended December 31, 2011 and 2010, respectively. The Company received payments related to the pilot agreements with Amgen totaling $378 and $975 during the years ended December 31, 2011 and 2010, respectively.

Angiotech Pharmaceuticals, Inc.

In October 2005, the Company entered into a research and license agreement (the “R&L Agreement”) with Angiotech Pharmaceuticals, Inc. (“Angiotech”), under which the Company granted Angiotech a royalty-bearing license for up to ten compounds to be selected by Angiotech from the Company’s portfolio of clinical and preclinical product candidates or Chalice database, as well as an option to purchase the same rights to an additional five compounds. This license was for Angiotech’s research, development and potential commercialization of the licensed compounds as drug components to be used in Angiotech’s field with medical devices or interventional medicine products to treat conditions in specific areas of the human body. In addition, the Company agreed to use its combination high throughput screening technology in a joint research project to screen combinations of compounds that may be developed and commercialized by Angiotech for use in combination with medical devices or with interventional medicine products in Angiotech’s field. The Company received a $27,000 up-front license fee upon execution of the R&L Agreement in 2005. As contemplated by the original agreement, on June 8, 2007, Angiotech agreed to extend the research project beyond the original 30-month term to a total term of five years for an additional license execution fee of $7,000. The original three-year research project performance period included a six-month period beyond the 30 months where the Company was required to provide Angiotech with all reasonable assistance required in order to transfer the licensed information to Angiotech. The Company recognized $11,152 of revenue under this agreement in 2009, which represented 64.6% of the Company’s total revenue in 2009. In November 2009, the Company and Angiotech agreed to terminate the R&L Agreement. Under the terms of the termination, the Company is not required to refund to Angiotech any funds paid to it under the Agreement and had no significant continuing obligations under the agreement; and therefore, recognized the remaining deferred revenue balance of $7,022 in the year ended December 31, 2009.

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

The DMD Foundations

On November 7, 2007, the Company entered into a sponsored research collaboration agreement with an entity formed by Charley’s Fund and the Nash Avery Foundation (the “DMD Foundations”), two nonprofit organizations founded to support Duchenne muscular dystrophy, or DMD research. In October 2008, GMT Charitable Research, LLC, an affiliate of a charitable organization focused on finding therapies for DMD joined the sponsored research collaboration agreement. Under the agreement, the Company was seeking to identify novel disease-modifying multi-targeted treatments for DMD, the most common childhood form of muscular dystrophy. Under the terms of the agreement, the Company was eligible to receive up to $3,450 in research funding and reimbursement of additional expenses during the term of the DMD research and development project. The research and development collaboration for the DMD Foundations expired on December 31, 2009. The DMD Foundations have exercised their rights to an exclusive, fully-paid and sublicensable license to the intellectual property developed under the collaboration in the field of DMD. The Company recorded revenue of $1,800 in 2009.

PGx Health, a subsidiary of Clinical Data, Inc.

In August 2009, the Company and PGxHealth, LLC, or PGx, a subsidiary of Clinical Data, Inc., entered into a collaboration agreement relating to the potential development of ATL313, an adenosine A2A receptor agonist compound owned by PGx, as a combination therapy in the cancer field. The Company has previously discovered that adenosine A2A agonists synergize with existing and emerging standard-of-care drugs for the treatment of multiple myeloma and certain other B-cell malignancies. Under the terms of the collaboration agreement, the Company would fund and advance the preclinical and clinical development of ATL313 as a combination therapy in the cancer field. On March 1, 2011, the Company provided notice of termination of the collaboration agreement, effective June 28, 2011. There was no revenue recognized or payments received during the years ended December 31, 2011, 2010 and 2009.

NIAID

In April 2005, the Company received a grant from the National Institutes of Allergy and Infectious Diseases to perform research and preclinical development in the area of bioterror defense. The Company recorded $28, $188 and $432 of revenue related to the grant for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received payments related to the grant totaling $29, $250 and $384 during the years ended December 31, 2011, 2010 and 2009, respectively.

USAMRIID

In December 2008, the Company entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola, Marburg and Lassa virus infections, which was extended in October 2010. Under the agreement, which expired in September 2011, the Company and USAMRIID undertook a joint research project, and the Company was eligible to receive up to $1,387 in funding. Through December 31, 2011, the Company has received approximately $1,364 in funding from this agreement.

The Company recorded $157, $425 and $520 of revenue related to the cooperative research and development agreement for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received payments related to the research and development agreement totaling $198, $483 and $605 during the years ended December 31, 2011, 2010 and 2009, respectively.

In May 2010, Zalicus entered into a cooperative research and development agreement with USAMRIID focused on discovering agents to prevent or treat Alphavirus infections. Under the agreement, which expires in June 2012, the Company and USAMRIID are undertaking a joint research project, and the Company is eligible to receive up to approximately $1,056 in funding. Through December 31, 2011, the Company has received approximately $513 in funding from this agreement. The Company recorded $403 and $159 of revenue related to the research and development agreement for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the Company recorded unbilled receivables for this agreement totaling $49.

Other Research Agreements

The Company recorded $1,721 and $200 of revenue related to other research agreements for the years ended December 31, 2011 and 2010, respectively. The Company received payments related to these agreements totaling $1,741 and $295 during the years ended December 31, 2011 and 2010, respectively.

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

On February 9, 2011, the Company entered into an equity distribution agreement with Wedbush Securities Inc., (“Wedbush”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. On March 31, 2011, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 8,884,800 shares of common stock for net proceeds of approximately $19,199.

The Company has reserved a total of 8,547,487 shares of common stock for the exercise of stock options and warrants at December 31, 2011. The Company has also issued warrants to purchase 9,363 shares of common stock to General Electric Capital Corporation with an exercise price of $6.75 per share that expire on September 15, 2014 and June 28, 2015; and warrants to purchase 64,748, 113,253 and 224,235 shares of common stock to Oxford at an exercise price of $1.39, $2.25 and $1.14 per share, respectively. The Oxford warrants expire on December 21, 2017.

12.	Stock Compensation Plans

In 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or non-statutory stock options. As of December 31, 2011, there were no options available to grant under the 2000 Plan.

In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan, which was effective upon the Company’s initial public offering on November 9, 2005. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of (i) 4,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. On December 21, 2009, the Compensation Committee of the Board of Directors, in conjunction with the Company’s Annual Meeting, authorized an increase in the number of shares of common stock reserved for issuance. As of December 21, 2009, 20,000,000 shares of common stock were reserved for issuance under the 2004 Plan. The Compensation Committee of the Board of Directors elected not to increase the number of shares of common stock available for issue under the 2004 Plan for 2010, 2011 or 2012. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and restricted stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. As of December 31, 2011, there were 10,173,453 shares available for future issuance under the 2004 plan.

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

A summary of the status of the Company’s stock option plans at December 31, 2011 and changes during the year then ended are presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,110,447	$2.26
Granted	2,913,500	2.63
Exercised	(1,054,266)	1.07
Cancelled	(1,396,293)	6.14

Outstanding at December 31, 2011	7,573,388	$1.86	8.00	$1,119

Vested or expected to vest at December 31, 2011	6,107,792	$1.67	7.67	$1,113

Exercisable at December 31, 2011	2,621,954	$1.72	6.81	$581

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the year ended December 31, 2011 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. As of December 31, 2011, there was $3,504 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average grant date fair value of options for the years ended December 31, 2011, 2010 and 2009 was $1.91, $0.80 and $0.10, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $1,381, $230 and $6, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

The Company valued stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed expected terms of several peer companies to support the assumptions used in its calculations. The Company averaged the expected terms of these peer companies with sufficient trading history and similar vesting terms to generate the assumptions detailed below. In 2009, the Company determined it had sufficient trading history as a publicly traded company to utilize the historical volatility of its common stock to calculate an annual expected volatility input. The risk-free interest rates used are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change.

On February 8, 2011, the Company issued 1,410,000 stock options, which are included in the table above, with performance based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. On April 7, 2011, the performance-based vesting criteria were modified by the Compensation Committee of the Company’s Board of Directors. The Company calculated the fair value of the stock options at the modification date using the Black-Sholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. Accordingly, for the year ended December 31, 2011, the Company did not recognize any stock-based compensation expense related to these stock options.

During the years ended December 31, 2011, 2010 and 2009, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2011	2010	2009
Volatility factor	102.93%	108.69%	108.96%
Risk-free interest rate	2.21%	2.47%	2.69%
Dividend yield	—%	—%	—%
Expected term (in years)	5.6	5.8	5.8

Restricted Stock

A summary of the status of non-vested restricted stock awards as of December 31, 2011 is as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	12,500	$4.57
Granted	—
Vested	(6,250)	$4.57
Canceled	—	—

Non-vested at December 31, 2011	6,250	$4.57

As of December 31, 2011, there was $2 of total unrecognized stock-based compensation expense related to non-vested restricted stock awards granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 0.1 years. The total fair value of shares vested for the years ended December 31, 2011, 2010 and 2009 was $29, $29 and $446, respectively.

The Company issued performance-based Restricted Stock Units (“RSUs”) in 2009 and 2010 to certain employees and directors. If the performance measure is not achieved, a portion of the vesting of the RSU grant is time based contingent upon the grantee’s continued employment or board membership with the Company. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. On March 1, 2010, the performance goal for the December 21, 2009 RSU grants was achieved, and all corresponding expense, or $1,150, was recognized immediately as the awards vested in full. On March 1, 2010, the performance goal was achieved for the RSUs granted on January 15, 2010 such that all of the awards are expected to ultimately vest. The expense for this grant will be recognized on a straight-line basis over the four year vesting period. Prior to 2009, the Company had not granted awards of RSUs. A summary of the status of non-vested RSUs as of December 31, 2011 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2010	750,000	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Non-Vested at December 31, 2011	562,500	$0.95	2.04	$681

As of December 31, 2011, there was $359 of total unrecognized stock-based compensation expense related to non-vested restricted stock units granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.0 years.

13.	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company operates in two geographic segments: the United States and Canada. As of December 31, 2011, $4,911 and $347 of the Company’s long-lived assets were located in the United States and Canada, respectively. As of December 31, 2010, $6,098 and $800 of the Company’s

long-lived assets were located in the United States and Canada, respectively. Revenues from customers located in France were $500 in the year ended December 31, 2010, and revenues from customers in France and Canada were $250 and $11,152, respectively, in the year ended December 31, 2009.

14.	Income Taxes

The benefit for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows, in thousands:

	Year Ended December 31,
	2011	2010	2009
U.S.:
Current	$34	$300	$67
Deferred	—	—	—

Total U.S.	34	300	67

Foreign:
Current	1,394	910	—
Deferred	—	—	—

Total foreign	1,394	910	—

Benefit for income taxes	$1,428	$1,210	$67

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Income tax computed at federal statutory tax rate	34%	34.0%	34.0%
State taxes, net of federal benefit	2.4%	3.0%	(5.5)%
Impact of state rate change	0.1%	(0.5)%	5.2%
Gain on revaluation of contingent consideration	—%	(27.5)%	(26.8)%
Gain on bargain purchase	—%	—%	(21.8)%
Merger costs	—%	—%	11.5%
Divestiture of subsidiary	—%	—%	(34.7)%
Expiration of net operating losses	—%	—%	(5.2)%
Change in valuation allowance	(36.2)%	(11.7)%	48.9%
Other	6.2%	3.3%	0.1%
Stock-based compensation	(5.0)%	(0.8)%	0.3%
Research and development credits	1.6%	3.0%	(6.3)%
Permanent differences	0.1%	0.5%	(0.2)%

Total	3.2%	3.3%	(0.5)%

The Company has incurred net operating losses since inception. At December 31, 2011, the Company had domestic federal and state net operating loss carryforwards of approximately $50,319 and $25,952, respectively, available to reduce future taxable income, which expire at various dates through 2031. At December 31, 2011, the Company also had federal and state research and development tax credit carryforwards of approximately $861 and $619, respectively, available to reduce future tax liabilities and which expire in 2031 and 2016, respectively. The Company also had foreign net operating loss carryforwards of approximately $52,517, which expire at various dates through 2029. The Company also has foreign research and development tax credit carryforwards of $6,997, which never expire. The net operating loss carryforwards included $3,280 of federal and state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid-in-capital once they are “realized”. Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Internal Revenue Code Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that could occur in the future.

Deferred taxes consist of the following:

	As of December 31,
	2011	2010
Net operating loss carryforwards .	$31,608	$25,527
Research and development credits/Investment tax credits	13,026	7,411
Capitalized research and development costs	11,958	6,492
Stock-based compensation	3,391	5,474
Depreciation and amortization	1,808	1,704
Accrued expenses	128	45
Capitalized financing costs	—	124
Deferred revenue	1,178	1,042
Other	(380)	(389)

Deferred tax asset	62,717	47,430
Deferred tax asset valuation allowance	(62,717)	(47,430)

Net deferred tax asset	$—	$—

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $62,717 and $47,430 has been established at December 31, 2011 and 2010, respectively. The change in the valuation allowance was $15,287, $(75,518) and $29,407 for the years ended December 31, 2011, 2010 and 2009, respectively.

As a result of the acquisition of Neuromed, the Company recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities in accordance with ASC 740-10. During the years ended December 31, 2011 and 2010, the Company reversed $1,395 and $910 of unrecognized tax benefits, respectively, and $379 and $306 of related accrued interest and penalties, respectively, due to the expiration of the statute of limitations for certain tax years. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2011 and 2010 (in thousands):

December 31, 2009	$2,685
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(910)
Foreign exchange revaluation	103

December 31, 2010	1,878

Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(1,395)
Foreign exchange revaluation	(52)

December 31, 2011	$431

Of this amount of unrecognized tax benefits, approximately $431 and $1,878, if recognized, would result in a reduction of the Company’s effective tax rate for the years ended December 31, 2011 and 2010, respectively. The tax years 2001 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States and Canada, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, Revenue Canada or state or provincial tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $74, $108 and $0 of interest expense, respectively, related to uncertain tax positions.

15.	Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2011	2010
Prepaid clinical expense	$982	$—
Prepaid maintenance expense	39	9
Prepaid other expense	194	398
Other current assets	182	558

	$1,397	$965

Accrued expenses consisted of the following:

	As of December 31,
	2011	2010
Accrued clinical trial costs	$2,728	$994
Accrued payroll and related benefits	2,195	1,721
Accrued professional fees	295	464
Accrued other expenses	915	1,090

	$6,133	$4,269

16.	Gain on Legal Settlement

On April 30, 2009, the Company filed a lawsuit against Aptuit, Inc. (“Aptuit”), in the Supreme Court for the State of New York, New York County, Commercial Division. In the action, the Company asserted claims against Aptuit for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising out of Aptuit’s manufacture and distribution of the Company’s product candidate Synavive for a worldwide Phase 2b clinical trial targeting subjects with rheumatoid arthritis. On December 29, 2009, the Company entered into a settlement agreement with Aptuit to settle this lawsuit. Pursuant to the terms of the settlement agreement, Aptuit paid the Company $3,700, and the parties agreed to a mutual release of claims and causes of action that were asserted, or that could have been asserted in the action. The Company received the $3,700 payment in January 2010.

17.	Commitments

On October 18, 2005, the Company entered into a lease agreement for approximately 40,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The initial term of the lease commenced on September 1, 2006 for the office space and December 1, 2006 for the laboratory space and was to extend until November 30, 2016 with two five-year renewal options. The Company had the right to use and controlled physical access to the leased premises beginning on December 6, 2005. Thus, the effective lease term began on that date. In March 2006, the Company amended (the “First Amendment”) the October 18, 2005 operating lease agreement. The First Amendment provided for 23,199 square feet of additional laboratory space. The Company has committed to lease this additional laboratory space through January 2017. In addition, the First Amendment extended the original lease term of the existing space an additional two months through January 2017.

Additionally, the lease, as amended, contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are being accounted for as rent expense under the straight-line method. In connection with the lease, the Company received approximately $6,900 in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of lease incentive obligation and lease incentive obligation, net of current portion in the balance sheets at December 31, 2011 and 2010. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

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

Under the Amendment, as consideration for the right to cease occupancy of the Office Premises, the Company paid the Landlord $500 on October 1, 2009 and $1,000 in the year ended December 31, 2010.

In connection with the Amendment, the Company’s Letter of Credit for the benefit of the Landlord was reduced from $4,000 to $2,500, effective December 1, 2009; was reduced to: $1,800 effective as of December 1, 2010; and may be reduced to $800 effective as of December 1, 2012 should the Company meet certain financial covenant criteria. The certificate of deposit that secures the letter of credit is included in restricted cash on the consolidated balance sheet in the amount of $1,800 as of December 31, 2011 and 2010.

In connection with the Neuromed merger (as discussed in Note 3), the Company assumed a sublease renewal and amendment agreement relating to the Company’s office and laboratory facility in Vancouver, British Columbia, Canada. Under the terms of this sublease the Company leased approximately 24,600 square feet of office and laboratory space, which was reduced to approximately 12,000 square feet. The Company renewed the sublease on December 14, 2011, through December 31, 2012. On February 9, 2012, the Company terminated the sublease, effective August 9, 2012.

The Company also leases certain office equipment under various operating leases. Total rent expense was $1,486, $1,676 and $1,860, of which $0, $0 and $58 was classified as discontinued operations, for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2011, are as follows:

2012	$1,461
2013	1,229
2014	1,230
2015	1,230
2016	1,229
Thereafter	102

$6,481

On May 31, 2011 the Company entered into a capital lease for certain information technology equipment. The Company recorded $159 as equipment related to this capital lease and depreciation expense of $36 in the year ended December 31, 2011. A liability of $159 was recorded in accrued expenses and other current liabilities. Future minimum payments are as follows:

2012	$58
2013	58
2014	15

Total	131
Less interest	(15)

Capital lease obligation	$116

18.	Net (Loss) Income Per Share

The Company presents basic net (loss) income per share and diluted net (loss) income per share. Basic (loss) income per share is based on the weighted average number of shares outstanding during the period. Diluted (loss) income per share reflects the per share effect of dilutive common stock equivalents using the treasury stock method for all outstanding warrants, stock options, restricted stock awards and restricted stock units.

For the period that the Escrow Shares issued in the Neuromed merger were held in Escrow, the Company calculated the net (loss) income per share using the two-class method, which is an earnings allocation formula that determines net (loss) income per share for the holders of the Company’s common shares and Escrow Shares issued in connection with the Neuromed merger. (See Note 3.) The Escrow Shares contained participation rights in any dividend paid by the Company while the shares were held in escrow. Net income available to common shareholders and participating Escrow Shares is allocated to each share equally as if all of the earnings for the period had been distributed. The escrow shares did not include a contractual obligation to share in losses of the Company and thus were not included in the calculation of net loss per share in the periods that have a net loss. Diluted net income (loss) per share was calculated using the treasury stock method for all dilutive outstanding warrants, stock options, restricted stock awards and restricted stock units.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net (loss) income from continuing operations	$(42,043)	$(35,045)	$1,284
Discontinued operations:
Gain from operations of discontinued subsidiary	—	—	14,104

Net (loss) income	$(42,043)	$(35,045)	$15,388

Weighted-average common shares outstanding	97,347,193	82,663,645	35,479,771
Weighted-average participating escrow shares	—	—	1,858,271

Total shares for basic earnings per share	97,347,193	82,663,645	37,338,042

From continuing operations	$(0.43)	$(0.42)	$0.03
From discontinued operations	—	—	0.38

Net (loss) income per share—basic	$(0.43)	$(0.42)	$0.41

Net (loss) income per share—diluted information:
Weighted-average common shares outstanding	97,347,193	82,663,645	37,338,042
Weighted-average diluted common share equivalents	—	—	153,195

Weighted-average common shares and diluted common share equivalents	97,347,193	82,663,645	37,491,237

From continuing operations	$(0.43)	$(0.42)	$0.03
From discontinued operations	—	—	0.38

Net income (loss) per share—diluted	$(0.43)	$(0.42)	$0.41

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2011, 2010 and 2009, as they would be anti-dilutive.

	As of December 31,
	2011	2010	2009
Options outstanding	7,573,388	7,110,447	3,287,042
Unvested restricted stock awards and units	568,750	762,500	467,905
Warrants outstanding	411,599	136,000	96,252

19.	Employee Benefit Plans

In May 2001, the Company adopted the Zalicus Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the Board of Directors. During 2011, 2010 and 2009, the Company made contributions of $240, $273 and $295, respectively.

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

The Company may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to: (i) four percent (4%) of each such participant’s cash compensation for such year, less (ii) the amount of matching contributions made to the Company’s qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by the Company on the date the matching contribution is credited to the NQ Plan, which is currently planned to be the January following a participant’s election, and have deferred the maximum amount permitted under the Company’s tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals. The Company contributed approximately $68 to the NQ Plan as of December 31, 2011.

20.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2011	Second Quarter Ended June 30, 2011	Third Quarter Ended September 30, 2011	Fourth Quarter Ended December 31, 2011
Revenue	$1,271	$1,848	$2,428	$2,637
Operating expenses:
Research and development	7,817	8,990	8,871	9,616
General and administrative	2,744	2,723	2,563	2,370
Amortization of intangible asset	1,285	1,285	1,285	1,286

Total operating expenses	11,846	12,998	12,719	13,272
Loss from operations	(10,575)	(11,150)	(10,291)	(10,635)
Interest income	36	31	33	36
Interest expense	(105)	(116)	(358)	(397)
Other (expense) income	(67)	(79)	148	18

Net loss before benefit for income taxes	(10,711)	(11,314)	(10,468)	(10,978)
Benefit for income taxes	—	—	1,217	211

Net loss	$(10,711)	$(11,314)	$(9,251)	$(10,767)

Net loss per share—basic and diluted	$(0.12)	$(0.11)	$(0.09)	$(0.11)

Weighted-average number of common shares used in net loss per share calculation	91,973,419	98,867,394	99,214,522	99,231,443

	First Quarter Ended March 31, 2010	Second Quarter Ended June 30, 2010	Third Quarter Ended September 30, 2010	Fourth Quarter Ended December 31, 2010
Revenue	$41,330	$2,928	$1,166	$1,317
Operating expenses:
Research and development	7,381	4,617	5,062	5,951
General and administrative	3,862	2,569	2,828	2,856
Amortization of intangible asset	4,684	4,685	4,683	4,684

Total operating expenses	15,927	11,871	12,573	13,491
Income (loss) from operations	25,403	(8,943)	(11,407)	(12,174)
Interest income	7	30	55	40
Interest expense	—	—	—	(12)
Loss on revaluation of contingent consideration	(29,286)	—	—	—
Other (expense) income	(142)	15	(18)	177

Net loss before benefit for income taxes	(4,018)	(8,898)	(11,370)	(11,969)
Benefit for income taxes	910	300	—	—

Net loss	$(3,108)	$(8,598)	$(11,370)	$(11,969)

Net loss per share—basic and diluted	$(0.05)	$(0.10)	$(0.13)	$(0.13)

Weighted-average number of common shares used in net loss per share calculation	63,310,675	88,946,220	89,014,241	89,031,018

21.	Subsequent Events

Equity Offering

On January 10, 2012, the Company entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.5% of the gross proceeds from each sale. As of March 7, 2012, the Company had sold an aggregate of 5,366,758 shares of common stock at an average price of approximately $1.08 per share for gross proceeds of approximately $5,811. Net proceeds were approximately $5,547 after deducting Wedbush’s commission and other directly related expenses.

Restructuring

On February 8, 2012, the Company entered into a Research Collaboration Agreement (the “Research Collaboration”) with Hydra Biosciences, Inc. (“Hydra”), under which Hydra would perform discovery and preclinical research on the Company’s preclinical ion channel modulator product candidates. On February 8, 2012, the Company also committed to closing the Company’s discovery research operations in Vancouver, British Columbia, Canada. The Company is entering into the Research Collaboration and closing its Vancouver discovery research operations to conserve capital while still advancing the Company’s preclinical ion channel modulator program. The closing of the Vancouver operations will result in a workforce reduction of 16 employees, or approximately 28% of the Company’s total workforce. The Company expects to complete the restructuring during the second quarter of 2012.

As a result of the closing of its Vancouver operations, the Company expects to record a one-time restructuring charge of approximately $1.1 million in the first quarter of 2012, primarily representing cash payments for severance and other personnel-related expenses. Severance payments will be paid out beginning in the first quarter of 2012 and will continue into the first quarter of 2013. Additional costs relating to the closing of the Vancouver facility may be recorded in the second quarter of 2012. The costs and restructuring charges that the Company expects to incur in connection with the restructuring are subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material costs or charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Letter Agreement Re: Retention Bonus with Jason Cole, dated December 16, 2008.	10-K	10.13	03/16/2009	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171
#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Retention Bonus with Justin Renz, dated December 12, 2008.	S-4	10.15	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.13	Separation Agreement, dated as of January 14, 2010 between the Registrant and Robert Forrester.	10-Q	10.13	05/12/2010	000-51171

#10.14	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.15	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.16	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.17	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.18	Award Letter from Neuromed Pharmaceuticals to Christopher C. Gallen, accepted and agreed to as of June 19, 2009.	S-4	10.43	08/07/2009	333-161146

#10.19	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#*10.20	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen.

#10.21	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.23	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.29	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.30	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.31	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

†10.32	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.33	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

†10.34	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.35	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.36	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.37	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.38	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.39	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.40	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

*10.41	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.

10.42	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

*21.1	List of subsidiaries.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.