Form 10-Q
period 2012-03-31
Zalicus Inc.
filed 2012-05-04
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 2, 2012: 113,491,003 shares

ZALICUS INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to Zalicus Inc. (“Zalicus”) and its subsidiaries (“we”, “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning pre-clinical and product candidate research, development and commercialization plans and timelines and related regulatory matters; any statements regarding safety and efficacy of products or product candidates; any statements regarding our plans for the outlicensing of our clinical or pre-clinical product candidates and our seeking of collaborations or other strategic transactions; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

The risks, uncertainties and assumptions referred to above include risks that are described in our annual report on Form 10-K in the section entitled “Risk Factors” and elsewhere and that are otherwise described from time to time in our other Securities and Exchange Commission reports. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

Item 1.	Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$9,749	$2,750
Restricted cash	—	50
Short-term investments	40,936	45,124
Accounts receivable	2,511	1,886
Prepaid expenses and other current assets	1,831	1,397

Total current assets	55,027	51,207
Property and equipment, net	4,533	5,258
Intangible asset, net	20,573	21,546
Restricted cash and other assets	1,926	1,872

Total assets	$82,059	$79,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,687	$1,743
Accrued expenses and other current liabilities	5,727	6,133
Accrued restructuring	841	—
Deferred revenue	3,492	3,349
Current portion of term loan payable	4,983	4,035
Current portion of lease incentive obligation	284	284

Total current liabilities	18,014	15,544
Term loan payable, net of current portion	13,589	15,099
Deferred revenue, net of current portion	3,000	3,000
Deferred rent, net of current portion	568	605
Lease incentive obligation, net of current portion	1,088	1,159
Other long-term liabilities	54	563
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 113,491 and 99,239 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	113	99
Additional paid-in capital	355,857	340,518
Accumulated other comprehensive income (loss)	14	(8)
Accumulated deficit	(310,238)	(296,696)

Stockholders’ equity	45,746	43,913

Total liabilities and stockholders’ equity	$82,059	$79,883

Zalicus Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Collaborations	$2,221	$1,092
Government contracts and grants	99	179

Total revenue	2,320	1,271

Operating expenses:
Research and development	10,582	7,817
General and administrative	2,663	2,744
Amortization of intangible asset	973	1,285
Restructuring	1,101	0

Total operating expenses	15,319	11,846

Loss from operations	(12,999)	(10,575)
Interest income	41	36
Interest expense	(591)	(105)
Other income (expense)	7	(67)

Net loss before provision for income taxes	(13,542)	(10,711)
Income tax benefit	—	—

Net loss	$(13,542)	$(10,711)

Net loss per share—basic and diluted	$(0.13)	$(0.12)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	103,790,071	91,973,419

Comprehensive loss	$(13,520)	$(10,697)

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months Ended March 31.
	2012	2011
Operating activities
Net loss	$(13,542)	$(10,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,422	1,833
Noncash interest expense	73	26
Noncash rent expense	(72)	(71)
Stock-based compensation expense	509	519
Gain on sale of fixed assets	(8)	—
Foreign exchange loss	14	61
Decrease in deferred rent	(37)	(27)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(625)	127
Increase in prepaid expenses and other assets	(204)	(1,170)
Increase (decrease) in accounts payable	944	(82)
Increase in accrued restructuring	841	—
Decrease in accrued expenses and other long-term liabilities	(546)	(296)
Increase in deferred revenue	143	475

Net cash used in operating activities	(11,088)	(9,316)

Investing activities
Purchases of property and equipment	(14)	(150)
Proceeds from sale of property and equipment	12	—
Purchases of short-term investments	(31,509)	(49,409)
Sales and maturities of short-term investments	35,697	54,998
Decrease in restricted cash	50	—

Net cash provided by investing activities	4,236	5,439

Financing activities
Repayment of term loan	(633)	—
Proceeds from issuance of common stock, net of issuance costs	14,484	15,065
Proceeds from exercise of stock options	1	666

Net cash provided by financing activities	13,852	15,731

Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net increase in cash and cash equivalents	6,999	11,857
Cash and cash equivalents at beginning of the period	2,750	2,820

Cash and cash equivalents at end of the period	$9,749	$14,677

Cash paid for interest	$470	$51

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

2. Significant Accounting Policies

Newly Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income and its components in the financial statements. As a result of the guidance, companies are now required to present net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard does not, however, change the items that must be reported in other comprehensive income or the determination of net income. The new guidance is to be applied retrospectively. The Company adopted the accounting guidance on January 1, 2012. The adoption only impacted the presentation of the Company’s financial statements.

In May 2011, the FASB issued revised guidance on fair value measurement and disclosure requirements. The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is to be applied prospectively. The Company adopted the accounting guidance on January 1, 2012. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2012:

	Fair Value Measurement as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$6,270	$34,666	$—	$40,936

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield is near current market rate yields. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

4. Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased and also investments in money market funds. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss.

Available-for-sale securities at March 31, 2012 and December 31, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
Corporate debt securities	$25,103	$18	$(4)	$25,117
Government agency securities	9,550	1	(1)	9,550
Treasury money market funds	6,269	—	—	6,269

	$40,922	$19	$(5)	$40,936

December 31, 2011
Corporate debt securities	$18,462	$7	$(15)	$18,454
Government agency securities	11,551	—	—	11,551
Treasury money market funds	15,119	—	—	15,119

	$45,132	$7	$(15)	$45,124

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at March 31, 2012 and December 31, 2011, by contractual maturity, were as follows:

	March 31, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$33,873	$33,888	$26,225	$26,218

Maturing in more than one year	$780	$779	$3,788	$3,787

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2012	December 31, 2011
Prepaid clinical expense	$635	$982
Prepaid maintenance expense	397	39
Prepaid other expense	283	194
Assets held for sale	286	—
Other current assets	230	182

	$1,831	$1,397

6. Research and Development Agreements

On February 8, 2012, the Company entered into a research collaboration agreement with Hydra Biosciences, Inc. (“Hydra”) to advance the development of its preclinical ion channel modulator product candidates for the treatment of pain. The collaboration brings together the Company’s portfolio of novel, preclinical ion channel product candidates, representing multiple calcium and sodium channel modulators, with Hydra’s expertise in novel ion channel discovery and preclinical drug development with the goal of advancing ion channel drug candidates into clinical development for the treatment of pain. Under the terms of the research collaboration agreement, the Company will fund research and development activities at Hydra for a two year period, during which time Hydra will perform the preclinical development work necessary to advance the Company’s preclinical ion channel product candidates toward clinical development. In addition, the Company will retain all intellectual property and commercial rights to its ion channel product candidates that are studied under the research collaboration agreement. The Company recorded research and development expense of $396 in the three months ended March 31, 2012.

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock or restricted stock units, warrants and stock issuance commitments, are considered to be common stock equivalents and are only included in the calculation of diluted net per share when their effect is dilutive.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2012 and 2011, as they would be anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Options outstanding	8,857,808	9,309,982
Unvested restricted stock or restricted stock units	375,000	568,750
Warrants outstanding	411,599	136,000
Outstanding stock issuance commitments (See Note 8)	350,000	—

8. Stock-Based Compensation

The Company recognized, for the three months ended March 31, 2012 and 2011, stock-based compensation expense of approximately $509 and $519, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at March 31, 2012 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,573,388	$1.86
Granted	2,958,250	1.18
Exercised	(6,143)	0.94
Cancelled	(1,667,687)	2.25

Outstanding at March 31, 2012	8,857,808	$1.56	7.79	$1,235

Vested or expected to vest at March 31, 2012	8,308,894	$1.51	7.72	$1,224

Exercisable at March 31, 2012	3,188,427	$1.74	6.19	$623

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. As of March 31, 2012, there was $4,672 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended March 31, 2012 and 2011, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2012	2011
Volatility factor	102.3%	103.0%
Risk-free interest rate	1.33%	2.24%
Dividend yield	—	—
Expected term (in years)	6.0	5.58

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2011	562,500	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Nonvested at March 31, 2012	375,000	$0.95	1.79	$450

As of March 31, 2012, there was $315 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years.

On February 22, 2012, the Company granted 350,000 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the Company’s Amended and Restated 2004 Incentive Plan. The shares will be issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability.

9. Equity Offering

On January 10, 2012, the Company entered into an equity distribution agreement with Wedbush Securities Inc., (“Wedbush”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.5% of the gross proceeds from each sale. On March 28, 2012, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 14,057,975 shares of common stock for net proceeds of approximately $14,484 under the equity distribution agreement.

10. Restructuring

On February 8, 2012, the Company committed to closing its discovery research operations in Vancouver, British Columbia, Canada. The Company closed its Vancouver discovery research operations to conserve capital while still advancing the Company’s preclinical ion channel modulator program. The closing of the Vancouver operations resulted in a workforce reduction of 16 employees. The Company expects to complete the restructuring during the second quarter of 2012.

As a result of the closing of its Vancouver operations, the Company recorded a restructuring charge of $1,101 in the first quarter of 2012, primarily representing cash payments for severance and other personnel-related expenses. Severance payments will continue into the first quarter of 2013. Additional costs relating to the closing of the Vancouver facility may be recorded in the second quarter of 2012 when they are incurred.

Costs associated with the restructuring are included in operating expenses in the statement of operations for the three months ended March 31, 2012 and in current liabilities on the balance sheet at March 31, 2012.

The following table summarizes the activity of the accrued restructuring expense as of March 31, 2012 related to the closing of the Company’s Vancouver office:

	Balance at December 31, 2011	Charges	Payments	Other	Balance at March 31, 2012
Termination benefits	$—	$1,101	$(260)	$—	$841

11. Subsequent Events.

On May 1, 2009, the Company entered into a Research Collaboration and License Agreement (the “Collaboration Agreement”) with the Novartis Institutes for Biomedical Research, Inc. (“Novartis”) focused on the discovery of novel anti-cancer combinations using the Company’s combination high throughput screening, or cHTS, technology platform. The research program under the Collaboration Agreement had an initial two-year term that could be extended by Novartis for three additional one-year periods, and in January 2011, Novartis extended the research program for an additional year, into May 2012.

On April 24, 2012, Novartis and the Company entered into an Amendment to the Collaboration Agreement, to extend the funded research program under the Collaboration Agreement for an additional year until May 1, 2013 and to modify the basis for up to $3,000 in funded research payments under the Collaboration Agreement from the funding of the Company full-time equivalents to payments based on the Company combination screening deliverables.

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

Our most advanced product candidate is Synavive, a product candidate we have been developing to treat immuno-inflammatory disorders. On June 29, 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. The SYNERGY trial is fully enrolled, and results of the SYNERGY trial are expected to be available in the third quarter of 2012. During 2008 we studied Synavive in a multi-center Phase 2 clinical trial of 279 subjects with knee osteoarthritis, which we refer to as the COMET-1 study. The COMET-1 study was completed in September 2008, and the results of the study were disclosed in October 2008. Subjects who completed the 14-week duration of the COMET-1 study were eligible to participate in an extension study designed to investigate the long-term safety and durability of response for Synavive. The COMET-1 extension study of Synavive was completed in June 2009.

On December 5, 2011, we initiated the first of multiple Phase 1 clinical trials to evaluate the pharmacokinetics and safety profiles of several new formulations of Z160, a novel, first in class, oral N-type calcium channel blocker we are seeking to develop for the treatment of chronic neuropathic pain. We have successfully completed these Phase 1 clinical trials evaluating the pharmacokinetics and safety profiles of these new formulations of Z160, and the new formulations have demonstrated substantial bioavailability improvements. Based on the data from these studies, Zalicus has selected the most promising formulation for clinical use and plans to advance Z160 into two Phase 2a clinical trials for the treatment of neuropathic pain, including post-herpetic neuralgia and chronic lower back pain with confirmed neuropathy, the first of which is expected to begin enrolling patients in the third quarter of 2012.

On December 19, 2011, we initiated a Phase 1 clinical trial evaluating the safety and tolerability of Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of indications such as inflammatory pain. If Z944 has an acceptable safety profile based on this Phase 1 clinical trial, we would also seek to advance Z944 into Phase 2 clinical development.

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

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $5.3 million in revenue related to these royalties through March 31, 2012. Following the settlement of the Exalgo litigation between Covidien and

Watson, that was effective in January 2012, Watson can introduce a generic version of Exalgo at approved dosage strengths starting on November 15, 2013. Under our agreement with Covidien, our royalties on net sales of approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo.

As of March 31, 2012, we had an accumulated deficit of $310.2 million. We had net losses of $13.5 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended March 31, 2012, and March 31, 2011, none of our revenues were generated from customers located outside the United States. As of March 31, 2012, $4.5 million and less than $0.1 million of our long-lived assets were located in the United States and Canada, respectively.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to business combinations, intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the three months ended March 31, 2012. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2012.

Results of Operations

Comparison of the Three Months ended March 31, 2012 and March 31, 2011

Revenue. For the three months ended March 31, 2012, we recorded an aggregate of $2.3 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen, Inc., or Amgen, and other companies as well as from grants from the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. Royalty revenue from Covidien on net sales of Exalgo during the three months ended March 31, 2012 was $1.1 million. For the three months ended March 31, 2011, we recorded an aggregate of $1.3 million of revenue from royalties from Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and USAMRIID. The increase in revenue in the three months ended March 31, 2012 was primarily due to a $0.8 million increase in Exalgo royalties from Covidien and a $0.3 million increase in the recognition of collaboration revenue from Novartis.

Research and Development Expense. Research and development expense for the three months ended March 31, 2012 was $10.6 million compared to $7.8 million for the three months ended March 31, 2011. The $2.8 million increase was primarily due to a $0.6 million increase in expenses related to the clinical development of Synavive, a $1.8 million increase in expenses related to the clinical development of Z160 and a $1.0 million increase in expenses related to the development of Z944 offset by a $0.4 million decrease in expenses related to Ion channel discovery costs and a $0.2 million decrease in preclinical program costs and other research and development programs. The $0.6 million increase in expense related to Synavive is due to the continuation of the Phase 2b SYNERGY trial which was initiated in June of 2011. The $1.8 million increase in expenses related to Z160 is due to the initiation of the Phase 1 trial in December 2011. The $1.0 million increase in expenses related to Z944 is due to the initiation of the Phase 1 trial in December 2011. We expect research and development expense to increase for the year ended December 31, 2012 compared to 2011 due to the Phase 2b SYNERGY trial and the advancement of our ion channel product candidates Z160 and Z944 through Phase 1 clinical trials and potentially into Phase 2 clinical trials.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Synavive, Z160 and Z944, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the three months ended March 31, 2012 and 2011. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo, and our clinical product candidates, Synavive, Z160 and Z944. Preclinical program costs consist of the personnel and other expenses, including expenses incurred under our collaboration agreement with Hydra, allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates.

Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Exalgo and Synavive, Z160 and Z944, as well as our preclinical product candidates, from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. With the initiation of the SYNERGY trial and clinical trials for our other product candidates, we expect our research and development costs to increase in 2012 as compared to 2011. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Synavive	$3,292	$2,694
Z160	2,077	236
Z944	1,319	297
Exalgo	26	93
Other clinical program costs	165	190

Total clinical program costs	6,879	3,510

Preclinical program costs	69	132
cHTS collaboration discovery costs	1,246	1,028
Ion channel discovery costs	873	1,240
Unallocated clinical and preclinical program costs	356	601
Infrastructure and support costs	1,050	1,149
Noncash employee and non-employee stock-based compensation expense	109	157

Total research and development expense	$10,582	$7,817

General and Administrative. General and administrative expense for the three months ended March 31, 2012 was $2.7 million compared to $2.7 million for the three months ended March 31, 2011. We expect our general and administrative expenses for the remainder of the year ended December 31, 2012 to be consistent with such expenses during 2011.

Amortization of Intangible Asset. For the three months ended March 31, 2012 and 2011, we recorded $1.0 million and $1.3 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period which we expect to benefit from the cash flows. We expect our amortization expense for the remainder of the year ended December 31, 2012 to be approximately $2.9 million.

Restructuring. For the three months ended March 31, 2012, we recorded a restructuring charge of $1.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represents cash payments for severance and other personnel-related expenses.

Interest Income. Interest income for each of the three months ended March 31, 2012 and 2011 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended March 31, 2012 and March 31, 2011 was $0.6 million and $0.1 million, respectively. This interest expense relates to the interest on the term loan with Oxford Finance Corporation, or Oxford, entered into in December 2010. We expect our interest expense for the remainder of the year ended December 31, 2012 to be approximately $1.6 million.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of March 31, 2012, we had cash, cash equivalents and short-term investments of approximately $52.5 million, which includes $1.8 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of March 31, 2012.

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

Operating Activities. Our operating activities used cash of $11.1 million and $9.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in the net cash used in operating activities was primarily attributed to a $2.8 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into clinical trials in the second half of the year ended December 31, 2011.

Investing Activities. Our investing activities provided cash of $4.2 million and $5.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The cash provided by investing activities for both the three months ended March 31, 2012 and March 31, 2011 was primarily due to the sales and maturities of our short-term investments.

Financing Activities. Our financing activities provided cash of $13.9 million and $15.7 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The cash provided by financing activities for the three months ended March 31, 2012 was primarily related to the issuance of 14,057,975 shares of our common stock resulting in net proceeds of $14.5 million. The cash provided by financing activities for the three months ended March 31, 2011 was primarily related to the issuance of 7,136,200 shares of our common stock resulting in net proceeds of $15.1 million.

Equity Offering

On January 10, 2012, we entered into a new equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, as the case may be, equal to 2.5% of the gross offering proceeds from each sale. Effective March 28, 2012, we terminated our equity distribution agreement with Wedbush. Prior to terminating the agreement, we had sold an aggregate of 14,057,975 shares of common stock pursuant to the agreement for aggregate net proceeds of approximately $14.5 million. Following the completion of these sales, we have approximately $15.0 million available for issuance under our shelf registration statement on Form S-3 (SEC File No. 333-166116) which was declared effective by the SEC on April 29, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income and its components in the financial statements. As a result of the guidance, companies are now required to present net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard does not, however, change the items that must be reported in other comprehensive income or the determination of net income. The new guidance is to be applied retrospectively. We adopted the accounting guidance on January 1, 2012. The adoption only impacted the presentation of our financial statements.

In May 2011, the FASB issued revised guidance on fair value measurement and disclosure requirements. The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is to be applied prospectively. We adopted the accounting guidance on January 1, 2012. The adoption did not have a material impact on our results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of March 31, 2012, we had unrestricted cash, cash equivalents and marketable securities of $50.7 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2012, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We cannot assure you of the level of sales of Exalgo that Covidien will generate. Covidien has historically marketed generic drugs and Exalgo is one of the few branded drugs it markets. Covidien markets other opioids which may compete with Exalgo. We cannot control whether Covidien will devote sufficient resources to maximize sales of Exalgo and we have no control over the size of the sales force that it will assemble. Similarly, we also cannot control Covidien’s decisions regarding the commercialization of Exalgo, including the launch of Exalgo, regulatory submissions around additional dosage strengths, subsequent strategic sales initiatives, any decision to scale back its sales initiatives or withdraw Exalgo from the market for any reason, including because Covidien wants to increase sales of a competitive product at Exalgo’s expense. If sales of Exalgo by Covidien are low, the royalties we expect to receive on sales of Exalgo will be low, which, in turn, could have a material adverse effect on our business, financial position and results of operations and could result in an impairment of our intangible asset relating to royalties on Exalgo.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of March 31, 2012, Zalicus had an accumulated deficit of $310.2 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market. *

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. The price of our common stock has fluctuated significantly, and at the close of trading on May 2, 2012 was $1.07 per share. On March 31, 2012, a non-trading day, our stock price was $1.20 per share, the price at the close of trading on March 30, 2012. Since March 31, 2012, our common stock has traded as high as $1.20 per share and as low as $1.02 per share.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALICUS INC.

By:	/S/ JUSTIN A. RENZ
Justin A. Renz Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: May 4, 2012

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	8-K	10.4	07/01/2009	000-51171

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.9	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.10	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.11	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.12	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.13	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.14	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.15	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.16	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.17	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen.	10-K	10.20	03/09/2012	000-51171

#10.18	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.19	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.20	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.21	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.22	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.23	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.24	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.25	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.26	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.27	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.28	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

†10.29	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

*10.30	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.

10.31	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

†10.32	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.33	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.34	Agreement by and among Mallinckrodt Inc., a Covidien company, ALZA Corporation and Neuromed Pharmaceuticals Ltd. dated February 11, 2010.	10-Q	10.42	05/12/2010	000-51171

10.35	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.36	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/09/2012	000-51171

10.37	Equity Distribution Agreement dated as of February 9, 2011 between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2011	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.