Form 10-Q
period 2012-06-30
Zalicus Inc.
filed 2012-08-07
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2012: 126,698,473 shares

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

Item 1.	Condensed Consolidated Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,604	$2,750
Restricted cash	—	50
Short-term investments	37,682	45,124
Accounts receivable	2,157	1,886
Prepaid expenses and other current assets	1,516	1,397

Total current assets	45,959	51,207
Property and equipment, net	4,208	5,258
Intangible asset, net	19,600	21,546
Restricted cash and other assets	1,928	1,872

Total assets	$71,695	$79,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,741	$1,743
Accrued expenses and other current liabilities	4,831	6,133
Accrued restructuring	457	—
Deferred revenue	4,757	3,349
Current portion of term loan payable	5,752	4,035
Current portion of lease incentive obligation	284	284

Total current liabilities	17,822	15,544
Term loan payable, net of current portion	12,031	15,099
Deferred revenue, net of current portion	1,230	3,000
Deferred rent, net of current portion	531	605
Lease incentive obligation, net of current portion	1,017	1,159
Other long-term liabilities	42	563
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 115,968 and 99,239 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	116	99
Additional paid-in capital	359,461	340,518
Accumulated other comprehensive income (loss)	7	(8)
Accumulated deficit	(320,562)	(296,696)

Stockholders’ equity	39,022	43,913

Total liabilities and stockholders’ equity	$71,695	$79,883

Zalicus Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Collaborations and other	$2,821	$1,650	$5,042	$2,742
Government contracts and grants	103	198	202	377

Total revenue	2,924	1,848	5,244	3,119

Operating expenses:
Research and development	9,861	8,990	20,443	16,807
General and administrative	2,308	2,723	4,971	5,467
Amortization of intangible	973	1,285	1,946	2,570
Restructuring	28	—	1,129	—

Total operating expenses	13,170	12,998	28,489	24,844

Loss from operations	(10,246)	(11,150)	(23,245)	(21,725)
Interest income	44	31	85	67
Interest expense	(563)	(116)	(1,154)	(221)
Other income (expense)	—	(79)	7	(146)

Net loss before provision for income taxes	(10,765)	(11,314)	(24,307)	(22,025)
Income tax benefit	441	—	441	—

Net loss	$(10,324)	$(11,314)	$(23,866)	$(22,025)

Net loss per share—basic and diluted	$(0.09)	$(0.11)	$(0.22)	$(0.23)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	113,730,060	98,867,394	108,760,065	95,440,314

Comprehensive loss	$(10,331)	$(11,303)	$(23,851)	$(22,000)

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months Ended June 30.
	2012	2011
Operating activities
Net loss	$(23,866)	$(22,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,745	3,650
Noncash restructuring charge	28	—
Noncash interest expense	142	52
Noncash rent expense	(142)	(142)
Stock-based compensation expense	968	1,142
(Gain) loss on sale of assets	(9)	99
Foreign exchange loss	7	50
Decrease in deferred rent	(74)	(64)
Changes in assets and liabilities:
Increase in accounts receivable	(271)	(246)
Increase in prepaid expenses and other assets	(164)	(2,134)
Decrease in accounts payable	(2)	(584)
Increase in accrued restructuring	438	—
(Decrease) increase in accrued expenses and other long-term liabilities	(1,457)	338
(Decrease) increase in deferred revenue	(362)	830

Net cash used in operating activities	(22,019)	(19,034)

Investing activities
Purchases of property and equipment	(39)	(154)
Proceeds from sale of assets	256	—
Purchases of short-term investments	(70,997)	(105,702)
Sales and maturities of short-term investments	78,439	95,991
Decrease in restricted cash	50	—

Net cash provided by (used in) investing activities	7,709	(9,865)

Financing activities
Repayment of term loan	(1,488)	—
Net proceeds from term loan	—	8,491
Proceeds from issuance of common stock, net of issuance costs	17,543	19,190
Proceeds from exercise of stock options	95	975

Net cash provided by financing activities	16,150	28,656

Effect of exchange rate changes on cash and cash equivalents	14	4

Net increase (decrease) in cash and cash equivalents	1,854	(239)
Cash and cash equivalents at beginning of the period	2,750	2,820

Cash and cash equivalents at end of the period	$4,604	$2,581

Supplemental cash flow information
Cash paid for interest	$961	$168

Non-cash investing activities
Assets acquired under capital lease	$—	$159

Non-cash financing activities
Fair value of warrant issued in connection with term loan	$—	$225

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2012:

	Fair Value Measurement as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$7,558	$30,124	$—	$37,682

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

Available-for-sale securities at June 30, 2012 and December 31, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Corporate debt securities	$29,117	$16	$(8)	$29,125
Government agency securities	1,000	—	(1)	999
Treasury money market funds	7,558	—	—	7,558

	$37,675	$16	$(9)	$37,682

December 31, 2011
Corporate debt securities	$18,462	$7	$(15)	$18,454
Government agency securities	11,551	—	—	11,551
Treasury money market funds	15,119	—	—	15,119

	$45,132	$7	$(15)	$45,124

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at June 30, 2012 and December 31, 2011, by contractual maturity, were as follows:

	June 30, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$30,117	$30,124	$26,225	$26,218

Maturing in more than one year	$—	$—	$3,788	$3,787

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2012	December 31, 2011
Prepaid clinical expense	$664	$982
Prepaid maintenance expense	283	39
Prepaid insurance expense	181	81
Prepaid other expense	136	113
Assets held for sale	17	—
Other current assets	235	182

	$1,516	$1,397

6. Research and Development Agreements

Novartis Institutes for Biomedical Research, Inc.

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

On April 24, 2012, Novartis and the Company entered into an Amendment to the Collaboration Agreement (the “Amendment”), to extend the funded research program pursuant to the Collaboration Agreement for an additional year until May 1, 2013 and to modify the basis for up to $3,000 in funded research payments under the Collaboration Agreement from the funding of the Company full-time equivalents to payments based on the Company’s combination screening deliverables. The Company recorded $1,000 and $1,750 of revenue related to the Collaboration Agreement, including the Amendment, for the three and six months ended June 30, 2012, respectively.

7. Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock or restricted stock units, warrants and stock issuance commitments, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2012 and 2011, as they would be anti-dilutive.

	Six Months Ended June 30,
	2012	2011
Options outstanding	8,387,799	9,079,209
Unvested restricted stock or restricted stock units	375,000	568,750
Warrants outstanding	411,599	239,234
Outstanding stock issuance commitments (See Note 8)	350,000	—

8. Stock-Based Compensation

The Company recognized, for the three and six months ended June 30, 2012 and 2011, stock-based compensation expense of approximately $459 and $623 and $968 and $1,142, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at June 30, 2012 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,573,388	$1.86
Granted	3,052,750	1.16
Exercised	(102,906)	0.93
Cancelled	(2,135,433)	2.09

Outstanding at June 30, 2012	8,387,799	$1.56	7.85	$1,198

Vested or expected to vest at June 30, 2012	7,804,847	$1.51	7.73	$1,184

Exercisable at June 30, 2012	3,311,919	$1.76	6.43	$629

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. As of June 30, 2012, there was $3,906 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.5 years.

During the three and six months ended June 30, 2012 and 2011, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Volatility factor	103.15%	101.61%	102.28%	102.95%
Risk-free interest rate	0.92%	1.76%	1.32%	2.22%
Dividend yield	—	—	—	—
Expected term (in years)	6.00	5.58	6.00	5.58

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2011	562,500	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Nonvested at June 30, 2012	375,000	$0.95	1.55	$450

As of June 30, 2012, there was $271 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the Company’s Amended and Restated 2004 Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.6 years.

On February 22, 2012, the Company granted 350,000 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares will be issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability.

9. Income Taxes

As of June 30, 2012, the Company has no liability for unrecognized tax benefits and interest and penalties. During the three and six months ended June 30, 2012, the Company reversed $441 of unrecognized tax benefits and $71 of related accrued interest and penalties due to the expiration of the statute of limitations for certain tax years.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2011 to June 30, 2012 (in thousands):

December 31, 2011	$431
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(441)
Foreign exchange revaluation	10

June 30, 2012	$—

10. Equity Offering

In the first quarter of 2012, the Company sold an aggregate of 14,057,975 shares of common stock for net proceeds of approximately $14,484 under an equity distribution agreement with Wedbush Securities Inc. (“Wedbush”), which was entered into and terminated in the first quarter of 2012.

On June 19, 2012, the Company entered into an equity distribution agreement with Wedbush, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.0% of the gross proceeds from each sale. As of June 30, 2012, the Company had sold an aggregate of 2,380,000 shares of common stock at an average price of approximately $1.34 per share for gross proceeds of approximately $3,197. Net proceeds as of June 30, 2012 were approximately $3,058 after deducting Wedbush’s commission and other directly related expenses. In August 2012, the Company terminated the equity distribution agreement and settled the final sales of its common stock under the equity distribution agreement by issuing an additional 10,711,957 shares of common stock for additional gross proceeds of approximately $11,803. Under the equity distribution agreement, the Company sold an aggregate of 13,091,957 shares of common stock for net proceeds of approximately $14,625.

11. Restructuring

On February 8, 2012, the Company committed to closing its discovery research operations in Vancouver, British Columbia, Canada. The Company closed its Vancouver discovery research operations to conserve capital while still advancing the Company’s preclinical ion channel modulator program. The closing of the Vancouver operations resulted in a workforce reduction of 16 employees. The Company expects to complete the restructuring during the third quarter of 2012.

As a result of the closing of its Vancouver operations, the Company recorded restructuring charges of $28 and $1,129 in the three and six months ended June 30, 2012, respectively. These restructuring charges included $1,101, primarily representing cash payments for severance and other personnel-related expenses and a write-down of lab equipment classified as held-for-sale, partially offset by proceeds received from the sale of lab equipment. Severance payments will continue into the first quarter of 2013. Additional costs relating to the closing of the Vancouver facility may be recorded in the third quarter of 2012 when they are incurred. Costs associated with the restructuring are included in operating expenses in the statement of operations for the six months ended June 30, 2012 and in current liabilities on the balance sheet at June 30, 2012.

The following table summarizes the activity of the accrued restructuring expense as of June 30, 2012 related to the closing of the Company’s Vancouver research operations:

	Balance at December 31, 2011	Charges	Payments	Other	Balance at June 30, 2012
Termination benefits	$—	$1,101	$(644)	$—	$457
Facilities	—	28	—	(28)	—

Total	$—	$1,129	$(644)	$(28)	$457

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain and immuno-inflammatory diseases. We have a portfolio of proprietary clinical-stage product candidates targeting pain and immuno-inflammatory diseases and have entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also apply our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTS, to discover new product candidates for our portfolio or for our collaborators in the areas of pain, inflammation, oncology and infectious disease.

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

On December 19, 2011, we initiated a Phase 1 clinical trial evaluating the safety and tolerability of Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of indications such as inflammatory pain. We have successfully completed a Phase 1 single ascending dose clinical study of Z944, and Z944 has advanced into a Phase 1 multiple ascending dose study. If Z944 has an acceptable safety profile based on these Phase 1 clinical trials, we would also seek to advance Z944 into Phase 2 clinical development.

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

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $6.5 million in revenue related to these royalties through June 30, 2012. Following the settlement of the Exalgo litigation between Covidien and Watson, that was effective in January 2012, Watson can introduce a generic version of Exalgo at approved dosage strengths starting on November 15, 2013. Under our agreement with Covidien, our royalties on net sales of approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo.

As of June 30, 2012, we had an accumulated deficit of $320.6 million. We had net losses of $23.9 million and $22.0 million for the six months ended June 30, 2012 and 2011, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the six months ended June 30, 2012 and 2011, none of our revenues were generated from customers located outside the United States. As of June 30, 2012, all of our long-lived assets were located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to business combinations, intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the six months ended June 30, 2012. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2012.

Results of Operations

Comparison of the Three Months ended June 30, 2012 and June 30, 2011

Revenue. For the three months ended June 30, 2012, we recorded an aggregate of $2.9 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and other companies as well as from grants from the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. Royalty revenue from Covidien on net sales of Exalgo during the three months ended June 30, 2012 was $1.3 million. For the three months ended June 30, 2011, we recorded an aggregate of $1.8 million of revenue from royalties from Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen, Inc., or Amgen, and from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and USAMRIID. The increase in revenue in the three months ended June 30, 2012 was primarily due to a $0.7 million increase in Exalgo royalties from Covidien and a $0.5 million increase in the recognition of collaboration revenue from Novartis.

Research and Development Expense. Research and development expense for the three months ended June 30, 2012 was $9.9 million compared to $9.0 million for the three months ended June 30, 2011. The $0.9 million increase was primarily due to a $1.8 million increase in expenses related to the clinical development of Z160, offset by a $0.4 million decrease in expenses related to ion channel discovery costs and a $0.5 million decrease in expenses related to Exalgo, other clinical program costs, preclinical program costs and other research and development programs. The $1.8 million increase in expense related to Z160 is due to the continuation of the multiple Phase 1 clinical trials and the preparation for Phase 2 clinical development. We expect research and development expense to increase for the year ended December 31, 2012 compared to 2011 due to the Phase 2b SYNERGY trial and the advancement of our ion channel product candidates Z160 and Z944 through Phase 1 clinical trials into Phase 2 clinical trials.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Synavive, Z160 and Z944, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the three months ended June 30, 2012 and 2011. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Synavive, Z160 and Z944. Preclinical program costs consist of the personnel and other expenses, including expenses incurred under our collaboration agreement with Hydra, allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates.

Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Synavive, Z160 and Z944, as well as our preclinical product candidates, from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Synavive	$2,833	$2,937
Z160	2,511	723
Z944	1,051	1,229
Exalgo	25	50
Other clinical program costs	203	209

Total clinical program costs	6,623	5,148

Preclinical program costs	24	148
cHTS collaboration discovery costs	1,142	942
Ion channel discovery costs	767	1,162
Unallocated clinical and preclinical program costs	304	265
Infrastructure and support costs	898	1,061
Noncash employee and non-employee stock-based compensation expense	103	264

Total research and development expense	$9,861	$8,990

General and Administrative. General and administrative expense for the three months ended June 30, 2012 was $2.3 million compared to $2.7 million for the three months ended June 30, 2011. We expect our general and administrative expenses for the remainder of the year ending December 31, 2012 to be consistent with such expenses during 2011.

Amortization of Intangible Asset. For the three months ended June 30, 2012 and 2011, we recorded $1.0 million and $1.3 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect our amortization expense for the remainder of the year ending December 31, 2012 to be approximately $1.9 million.

Restructuring. For the three months ended June 30, 2012, we recorded a restructuring charge of less than $0.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represents a write-down of lab equipment classified as held for sale, partially offset by proceeds received from the sale of lab equipment.

Interest Income. Interest income for each of the three months ended June 30, 2012 and 2011 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended June 30, 2012 and 2011 was $0.6 million and $0.1 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2012 to be approximately $1.0 million.

Benefit for Income Taxes. For the three months ended June 30, 2012, we recognized tax benefits of $0.4 million related to the reversal of unrecognized tax benefits for uncertain tax positions due to the expiration of the relevant statute of limitations.

Comparison of the Six Months ended June 30, 2012 and June 30, 2011

Revenue. For the six months ended June 30, 2012, we recorded an aggregate of $5.2 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen, and other companies as well as from grants from USAMRIID. Royalty revenue from Covidien on net sales of Exalgo during the six months ended June 30, 2012 was $2.4 million. For the six months ended June 30, 2011, we recorded an aggregate of $3.1 million of revenue from royalties from Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen and from grants from NIAID and USAMRIID. The increase in revenue in the six months ended June 30, 2012 was primarily due to a $1.5 million increase in Exalgo royalties from Covidien and a $0.8 million increase in the recognition of collaboration revenue from Novartis.

Research and Development Expense. Research and development expense for the six months ended June 30, 2012 was $20.4 million compared to $16.8 million for the six months ended June 30, 2011. The $3.6 million increase was primarily due to a $0.5 million increase in expenses related to the clinical development of Synavive, a $3.6 million increase in expenses related to the clinical development of Z160, a $0.8 million increase in expenses related to the development of Z944 and a $0.4 million increase in expenses related to cHTS collaboration discovery costs, offset by a $0.8 million decrease in expenses related to ion channel discovery costs and a $1.0 million decrease in expenses related to Exalgo, other clinical program costs, preclinical program costs and other research and development programs. The $0.5 million increase in expense related to Synavive is due to the continuation of the Phase 2b SYNERGY trial which was initiated in June of 2011. The $3.6 million increase in expenses related to Z160 is due to the continuation of multiple Phase 1 clinical trials and the preparation for Phase 2 clinical development. The $0.8 million increase in expenses related to Z944 is due to the initiation and conduct of the Phase 1 trial which commenced in December 2011. We expect research and development expense to increase for the year ending December 31, 2012 compared to the year ended December 31, 2011 due to the Phase 2b SYNERGY trial and the advancement of our ion channel product candidates Z160 and Z944 through Phase 1 clinical trials into Phase 2 clinical trials.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Synavive, Z160 and Z944, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the six months ended June 30, 2012 and 2011. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Synavive, Z160 and Z944. Preclinical program costs consist of the personnel and other expenses, including expenses incurred under our collaboration agreement with Hydra, allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates.

Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Synavive, Z160 and Z944, as well as our preclinical product candidates, from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Synavive	$6,125	$5,631
Z160	4,588	958
Z944	2,370	1,526
Exalgo	51	143
Other clinical program costs	368	400

Total clinical program costs	13,502	8,658

Preclinical program costs	93	280
cHTS collaboration discovery costs	2,388	1,971
Ion channel discovery costs	1,640	2,401
Unallocated clinical and preclinical program costs	660	866
Infrastructure and support costs	1,948	2,210
Noncash employee and non-employee stock-based compensation expense	212	421

Total research and development expense	$20,443	$16,807

General and Administrative. General and administrative expense for the six months ended June 30, 2012 was $5.0 million compared to $5.5 million for the six months ended June 30, 2011. We expect our general and administrative expenses for the remainder of the year ending December 31, 2012 to be consistent with such expenses during 2011.

Amortization of Intangible Asset. For the six months ended June 30, 2012 and 2011, we recorded $1.9 million and $2.6 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect our amortization expense for the remainder of the year ending December 31, 2012 to be approximately $1.9 million.

Restructuring. For the six months ended June 30, 2012, we recorded a restructuring charge of $1.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represents cash payments for severance and other personnel-related expenses and a write-down of lab equipment classified as held-for-sale, partially offset by proceeds received from the sale of lab equipment.

Interest Income. Interest income for each of the six months ended June 30, 2012 and 2011 was less than $0.1 million.

Interest Expense. Interest expense for the six months ended June 30, 2012 and 2011 was $1.2 million and $0.2 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2012 to be approximately $1.0 million.

Benefit for Income Taxes. For the six months ended June 30, 2012 and 2011, we recognized tax benefits of $0.4 million related to the reversal of unrecognized tax benefits for uncertain tax positions due to the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of June 30, 2012, we had cash, cash equivalents and short-term investments of approximately $44.1 million, which includes $1.8 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of June 30, 2012.

We expect our resources to be sufficient to fund our planned operations into the first half of 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or Exalgo royalties or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities. Our operating activities used cash of $22.0 million and $19.0 million for the six months ended June 30, 2012 and 2011, respectively. The increase in the net cash used in operating activities was primarily attributed to a $3.6 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into and through clinical trials in the second half of the year ended December 31, 2011 and the first half of the year ended December 31, 2012.

Investing Activities. Our investing activities provided cash of $7.7 million and used cash of $9.9 million for the six months ended June 30, 2012 and 2011, respectively. The cash used in and provided by investing activities for both the six months ended June 30, 2012 and 2011 was primarily due to the purchases and to the sales and maturities of our short-term investments, respectively.

Financing Activities. Our financing activities provided cash of $16.2 million and $28.7 million for the six months ended June 30, 2012 and 2011, respectively. The cash provided by financing activities for the six months ended June 30, 2012 was primarily related to the issuance of 16,437,975 shares of our common stock resulting in net proceeds of $17.5 million, offset by $1.5 million in repayments of our outstanding term loan. The cash provided by financing activities for the six months ended June 30, 2011 was primarily related to the issuance of 8,884,800 shares of our common stock resulting in net proceeds of $19.2 million and borrowings under a loan and security agreement with Oxford Finance in the amount of $8.5 million.

Equity Offerings

On January 10, 2012, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, as the case may be, equal to 2.5% of the gross offering proceeds from each sale. Effective March 28, 2012, we terminated our equity distribution agreement with Wedbush. Prior to terminating the agreement, we had sold an aggregate of 14,057,975 shares of common stock pursuant to the agreement for aggregate net proceeds of approximately $14.5 million.

On June 19, 2012, we entered into a new equity distribution agreement with Wedbush under which we could, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross offering proceeds from each sale. Effective August 1, 2012, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we had sold an aggregate of 13,091,957 shares of common stock pursuant to the agreement for aggregate net proceeds of approximately $14.6 million.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of June 30, 2012, we had unrestricted cash, cash equivalents and marketable securities of $42.3 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2012, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

Risks Related to Discovery, Development and Commercialization of Drug Products

Zalicus’s approach to the discovery and development of drugs is unproven and may never lead to commercially viable products.*

Zalicus’s various approaches to drug discovery and development using our ion channel expertise or our cHTS technology platform are complex and unproven. Previously unrecognized or unexpected defects in or limitations to Zalicus’s drug discovery technologies or drug development strategies may emerge, which we may also be unable to overcome or mitigate. None of the product candidates identified or developed to date, through the application of Zalicus’s business model and drug discovery technologies, has been approved by any regulatory agency for commercial sale or been commercialized.

Our future success depends in part on the successful development of product candidates, such as Z160 and Z944, identified by our ion channel drug discovery technology. The scientific evidence to support the feasibility of developing drugs that modulate ion channels is limited, and many companies with more resources than us have not been able to successfully develop drugs that modulate ion channels.

Zalicus’s business also involves advancing product candidates, such as Synavive or Prednisporin, that were discovered using Zalicus’s proprietary high throughput screening technology. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In some instances, we may choose to advance product candidates where one or more of the compounds of the combination are not approved drugs, which may lead to longer clinical development timelines for these types of product candidates. For these and other reasons, Zalicus’s approach to drug discovery and development may not be successful and Zalicus’s current business model may not generate viable products or revenue. Even if Zalicus’s approach is theoretically viable, we may not complete the significant research and development or obtain the financial resources and personnel required to further develop and apply Zalicus’s discovery technology, advance promising product candidates to and through clinical trials, and obtain required regulatory approvals.

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

Conducting clinical studies for any of our product candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants. We cannot guarantee that outside clinical investigators conducting clinical trials will conduct them in compliance with applicable United States or foreign regulations. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. Zalicus plans to contract with third-party clinical research organizations and other parties to conduct virtually all aspects of Zalicus’s Phase 2 and other Phase 1 clinical trials for Zalicus’s product candidates. These organizations may not adequately or completely perform their contractual obligations regarding the trials, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

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

The success of Synavive will depend on our ability to develop a formulation that is superior to a treatment regimen of prednisolone and dipyridamole taken separately. We have developed or are developing proprietary formulations of Synavive. In addition, we have developed proprietary formulations of ion channel product candidates, including Z160. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop the pharmaceutical formulations, delivery methods or packaging for Zalicus’s product candidates and they may not be successful in doing so or may experience delays in doing so that could delay clinical trials, and ultimately our ability to obtain approval of Zalicus’s product candidates, including Synavive and Z160. Defects in the formulation, delivery method or packaging of any of Zalicus’s product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

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

FDA approval of our drug candidates subjects Zalicus and our collaborators to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates or Covidien’s ability to commercialize Exalgo.*

Any regulatory approvals that we receive for our drug candidates, may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for Exalgo, or any other drug candidate the FDA may approve, is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with a drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in pre-clinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or may adversely impact the commercialization of Exalgo. For example, the FDA recently developed a common “Risk Evaluation and Mitigation Strategy,” or REMS, for all opioid drugs. Opioid drugs affected by this announcement include both brand name and generic products that contain various drug components, including hydromorphone, the active ingredient in Exalgo. Exalgo is now subject to the common REMS program for approved opioid drugs. If we are not, or, in the case of Exalgo, Covidien is not, able to maintain regulatory compliance, including compliance with a required REMS program, we or Covidien may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drug candidates or prevent Covidien from marketing Exalgo and our business could suffer accordingly. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

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

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into the first half of 2014. We may, however, raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding and Exalgo royalties are less than current assumptions or expectations. This could occur for many reasons, including:

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of June 30, 2012, Zalicus had an accumulated deficit of $320.6 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market. *

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. The price of our common stock has fluctuated significantly, and at the close of trading on August 3, 2012 was $1.12 per share. Between January 2, 2012 and August 3, 2012, our common stock has traded as high as $1.62 per share and as low as $0.72 per share.

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
Justin A. Renz Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: August 7, 2012

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	8-K	10.4	07/01/2009	000-51171

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.9	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.10	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.11	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.12	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.13	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.14	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.15	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.16	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.17	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen.	10-K	10.20	03/09/2012	000-51171

#10.18	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.19	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.20	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.21	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.22	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.23	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.24	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.25	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.26	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.27	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.28	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

†10.29	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.30	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.31	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

†10.32	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.33	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.34	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.35	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/09/2012	000-51171

10.36	Equity Distribution Agreement, dated January 10, 2012, between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.37	Equity Distribution Agreement, dated June 19, 2012, between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2011	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.