Form 10-Q
period 2012-09-30
Zalicus Inc.
filed 2012-11-08
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2012: 126,989,856 shares

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

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,971	$2,750
Restricted cash	—	50
Short-term investments	34,265	45,124
Accounts receivable	3,098	1,886
Prepaid expenses and other current assets	1,039	1,397

Total current assets	47,373	51,207
Property and equipment, net	3,869	5,258
Intangible asset, net	18,627	21,546
Restricted cash and other assets	1,816	1,872

Total assets	$71,685	$79,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,191	$1,743
Accrued expenses and other current liabilities	6,090	6,133
Accrued restructuring	189	—
Deferred revenue	4,928	3,349
Current portion of term loan payable	6,137	4,035
Current portion of lease incentive obligation	284	284

Total current liabilities	19,819	15,544
Term loan payable, net of current portion	10,426	15,099
Deferred revenue, net of current portion	1,035	3,000
Deferred rent, net of current portion	494	605
Lease incentive obligation, net of current portion	945	1,159
Other long-term liabilities	28	563
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 126,932 and 99,239 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	127	99
Additional paid-in capital	371,537	340,518
Accumulated other comprehensive income (loss)	10	(8)
Accumulated deficit	(332,736)	(296,696)

Stockholders’ equity	38,938	43,913

Total liabilities and stockholders’ equity	$71,685	$79,883

Zalicus Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Collaborations and other	$3,381	$2,300	$8,423	$5,042
Government contracts and grants	137	128	339	505

Total revenue	3,518	2,428	8,762	5,547

Operating expenses:
Research and development	12,050	8,871	32,493	25,678
General and administrative	2,201	2,563	7,172	8,030
Amortization of intangible	974	1,285	2,920	3,855
Restructuring	(17)	—	1,112	—

Total operating expenses	15,208	12,719	43,697	37,563

Loss from operations	(11,690)	(10,291)	(34,935)	(32,016)
Interest income	35	33	120	100
Interest expense	(532)	(358)	(1,686)	(579)
Other income	13	148	20	2

Net loss before benefit for income taxes	(12,174)	(10,468)	(36,481)	(32,493)
Income tax benefit	—	1,217	441	1,217

Net loss	$(12,174)	$(9,251)	$(36,040)	$(31,276)

Net loss per share—basic and diluted	$(0.10)	$(0.09)	$(0.32)	$(0.32)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	124,562,900	99,214,522	114,069,137	96,712,208

Comprehensive loss	$(12,171)	$(9,286)	$(36,022)	$(31,286)

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months Ended September 30.
	2012	2011
Operating activities
Net loss	$(36,040)	$(31,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,060	5,431
Noncash restructuring charge	45	—
Noncash interest expense	207	99
Noncash rent expense	(214)	(213)
Stock-based compensation expense	1,458	1,690
(Gain) loss on sale of assets	(8)	74
Foreign exchange loss (gain)	3	(57)
Decrease in deferred rent	(111)	(101)
Changes in assets and liabilities:
Increase in accounts receivable	(1,212)	(440)
Decrease (increase) in prepaid expenses and other assets	376	(936)
Increase (decrease) in accounts payable	448	(161)
Increase in accrued restructuring	186	—
Decrease in accrued expenses and other long-term liabilities	(208)	(358)
(Decrease) increase in deferred revenue	(386)	373

Net cash used in operating activities	(31,396)	(25,875)
Investing activities
Purchases of property and equipment	(42)	(221)
Proceeds from sale of assets	284	17
Purchases of short-term investments	(95,457)	(135,462)
Sales and maturities of short-term investments	106,316	132,323
Decrease in restricted cash	50	—

Net cash provided by (used in) investing activities	11,151	(3,343)

Financing activities
Repayment of term loan	(2,771)	(143)
Net proceeds from term loan	—	8,491
Proceeds from issuance of common stock, net of issuance costs	29,111	19,190
Proceeds from exercise of stock options	125	1,122

Net cash provided by financing activities	26,465	28,660

Effect of exchange rate changes on cash and cash equivalents	1	(18)

Net increase (decrease) in cash and cash equivalents	6,221	(576)
Cash and cash equivalents at beginning of the period	2,750	2,820

Cash and cash equivalents at end of the period	$8,971	$2,244

Supplemental cash flow information
Cash paid for interest	$1,422	$480

Non-cash investing activities
Assets acquired under capital lease	$—	$159

Non-cash financing activities
Fair value of warrant issued in connection with term loan	$—	$225

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

2. Significant Accounting Policies

Newly Adopted Accounting Pronouncements

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2012:

	Fair Value Measurement as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$8,136	$26,129	$—	$34,265

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

Available-for-sale securities at September 30, 2012 and December 31, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Corporate debt securities	$26,119	$14	$(4)	$26,129
Government agency securities	—	—	—	—
Treasury money market funds	8,136	—	—	8,136

	$34,255	$14	$(4)	$34,265

December 31, 2011
Corporate debt securities	$18,462	$7	$(15)	$18,454
Government agency securities	11,551	—	—	11,551
Treasury money market funds	15,119	—	—	15,119

	$45,132	$7	$(15)	$45,124

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at September 30, 2012 and December 31, 2011, by contractual maturity, were as follows:

	September 30, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$26,119	$26,129	$26,225	$26,218

Maturing in more than one year	$—	$—	$3,788	$3,787

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2012	December 31, 2011
Prepaid clinical expense	$501	$982
Prepaid maintenance expense	146	39
Prepaid insurance expense	46	81
Prepaid other expense	147	113
Assets held for sale	5	—
Other current assets	194	182

	$1,039	$1,397

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

On April 24, 2012, Novartis and the Company entered into an Amendment to the Collaboration Agreement (the “Amendment”), to extend the funded research program pursuant to the Collaboration Agreement for an additional year until May 1, 2013 and to modify the basis for up to $3,000 in funded research payments under the Collaboration Agreement from the funding of the Company full-time equivalents to payments based on the Company’s combination screening deliverables. The Company recorded $1,125 and $2,875 of revenue related to the Collaboration Agreement, including the Amendment, for the three and nine months ended September 30, 2012, respectively.

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2012 and 2011, as they would be anti-dilutive.

	Nine Months Ended September 30,
	2012	2011
Options outstanding	8,320,792	7,681,307
Unvested restricted stock or restricted stock units	375,000	568,750
Warrants outstanding	411,599	187,364
Outstanding stock issuance commitments (See Note 8)	145,833	—

8. Stock-Based Compensation

The Company recognized, for the three and nine months ended September 30, 2012, stock-based compensation expense of approximately $489 and $1,458, respectively, and for the three and nine months ended September 30, 2011, stock-based compensation expense of approximately $548 and $1,690, respectively, in connection with its stock-based payment awards.

Stock Plans

A summary of the status of the Company’s stock option plans at September 30, 2012 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,573,388	$1.86
Granted	3,162,750	1.16
Exercised	(150,539)	0.83
Cancelled	(2,264,807)	2.06

Outstanding at September 30, 2012	8,320,792	$1.56	7.72	$62

Vested or expected to vest at September 30, 2012	7,778,194	$1.50	7.67	$62

Exercisable at September 30, 2012	3,423,004	$1.74	6.46	$54

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. As of September 30, 2012, there was $3,573 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

During the three and nine months ended September 30, 2012 and 2011, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility factor	105.37%	101.28%	102.39%	102.93%
Risk-free interest rate	0.83%	0.96%	1.30%	2.21%
Dividend yield	—	—	—	—
Expected term (in years)	6.00	5.58	6.00	5.58

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2011	562,500	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Nonvested at September 30, 2012	375,000	$0.95	1.29	$278

As of September 30, 2012, there was $228 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the Company’s Amended and Restated 2004 Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.29 years.

On February 22, 2012, the Company granted 350,000 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares are being issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability. As of September 30, 2012, 204,167 of these shares have been issued.

9. Income Taxes

As of September 30, 2012, the Company has no liability for unrecognized tax benefits and interest and penalties. During the nine months ended September 30, 2012, the Company reversed $441 of unrecognized tax benefits and $71 of related accrued interest and penalties due to the expiration of the statute of limitations for certain tax years.

The following is a reconciliation of the Company’s gross uncertain tax positions from December 31, 2011 to September 30, 2012:

December 31, 2011	$431
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(441)
Foreign exchange revaluation	10

September 30, 2012	$—

10. Equity Offering

In the first quarter of 2012, the Company sold an aggregate of 14,057,975 shares of common stock for net proceeds of approximately $14,484 under an equity distribution agreement with Wedbush Securities Inc. (“Wedbush”), which was entered into and terminated in the first quarter of 2012.

On June 19, 2012, the Company entered into an equity distribution agreement with Wedbush, under which the Company sold an aggregate of 13,091,957 shares of common stock for net proceeds of approximately $14,625. The Company terminated the equity distribution agreement in August 2012.

11. Restructuring

On February 8, 2012, the Company committed to closing its discovery research operations in Vancouver, British Columbia, Canada. The Company closed its Vancouver discovery research operations to conserve capital while still advancing the Company’s preclinical ion channel modulator program. The closing of the Vancouver operations resulted in a workforce reduction of 16 employees. The Company completed the restructuring during the third quarter of 2012.

As a result of the closing of its Vancouver operations, the Company recorded a restructuring benefit of $17 in the three months ended September 30, 2012 and a net restructuring charge of $1,112 in the nine months ended September 30, 2012. The restructuring charges were primarily associated with cash payments for severance and other personnel-related expenses. Severance payments will continue into the first quarter of 2013. Costs associated with the restructuring are included in operating expenses in the statement of operations for the nine months ended September 30, 2012 and in current liabilities on the balance sheet at September 30, 2012.

The following table summarizes the activity of the accrued restructuring expense as of September 30, 2012 related to the closing of the Company’s Vancouver research operations:

	Balance at December 31, 2011	Charges	Payments	Other	Balance at September 30, 2012
Termination benefits	$—	$1,101	$(912)	$—	$189
Facilities	—	11		(11)	—

Total	$—	$1,112	$(912)	$(11)	$189

12. Subsequent Events

Nasdaq Notice

On October 22, 2012, the Company received a deficiency notice from NASDAQ notifying the Company that it was not in compliance with Nasdaq’s Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for its common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification has no immediate effect on the listing of our common stock.

In accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 22, 2013, to regain compliance with the Rule. If at any time before April 22, 2013, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by April 22, 2013, the Company’s common stock will be subject to delisting from NASDAQ.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.

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

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain. We have a portfolio of proprietary clinical-stage product candidates targeting pain and have entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also apply our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTS, to discover new product candidates for our portfolio or for our collaborators in the areas of pain, inflammation, oncology and infectious disease.

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

Our most advanced product candidate is Z160, a novel, first in class, oral N-type calcium channel blocker we are seeking to develop for the treatment of chronic pain. We have successfully completed Phase 1 clinical trials evaluating the pharmacokinetics and safety profiles of several new formulations of Z160, and the new formulations have demonstrated substantial bioavailability improvements. Based on the data from these studies, Zalicus has selected the most promising formulation for clinical use and is advancing Z160 into two Phase 2a clinical trials for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine. The Phase 2a trial in LSR began enrolling patients in September of 2012, and the Phase 2a trial in PHN is targeted to start by the end of 2012.

Our next product candidate is Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of pain indications. We have successfully completed a Phase 1 single ascending dose clinical study of Z944, and Z944 has advanced into a Phase 1 multiple ascending dose study. If Z944 has an acceptable safety profile based on these Phase 1 clinical trials, we would also seek to advance Z944 into Phase 2 clinical development.

Until September of 2012, we had also been advancing the development of Synavive, a product candidate to treat immuno-inflammatory disorders. On June 29, 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results from the SYNERGY trial were announced in September 2012, and while Synavive achieved a statistically significant improvement in signs and symptoms of rheumatoid arthritis, as measured by DAS28-CRP, compared to placebo, the primary end point of the trial, Synavive did not demonstrate a meaningful clinical benefit measured by DAS28-CRP, compared to 2.7 mg of prednisolone or 5 mg of prednisone, key secondary endpoints of the SYNERGY trial. Based on the data from the SYNERGY trial, we have terminated further development of Synavive.

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

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien, plc, or Covidien, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement,

Covidien is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Covidien following its commercial launch in April 2010. We have recognized $7.9 million in revenue related to these royalties through September 30, 2012. Following the settlement of the Exalgo litigation between Covidien and Watson, that became effective in January 2012, Watson can introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013. Under our agreement with Covidien, our royalties on net sales of these approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which is not subject to Covidien’s settlement with Watson and on which our royalties for net sales of Exalgo at such dosage will not be reduced as a result of Covidien’s settlement with Watson.

As of September 30, 2012, we had an accumulated deficit of $332.7 million. We had net losses of $36.0 million and $31.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the nine months ended September 30, 2012 and 2011, none of our revenues were generated from customers located outside the United States. As of September 30, 2012, all of our long-lived assets were located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to business combinations, intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the nine months ended September 30, 2012. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2012.

Results of Operations

Comparison of the Three Months ended September 30, 2012 and September 30, 2011

Revenue. For the three months ended September 30, 2012, we recorded an aggregate of $3.5 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and other companies as well as from grants from governmental agencies. Royalty revenue from Covidien on net sales of Exalgo during the three months ended September 30, 2012 was $1.4 million. For the three months ended September 30, 2011, we recorded an aggregate of $2.4 million of revenue from royalties from Covidien on net sales of Exalgo and from our research and development collaborations with Novartis and Amgen, Inc., or Amgen, and other cHTS research collaborations and from grants from governmental agencies. The increase in revenue in the three months ended September 30, 2012 was primarily due to a $0.6 million increase in Exalgo royalties from Covidien and a $0.2 million increase in the recognition of collaboration revenue from Novartis.

Research and Development Expense. Research and development expense for the three months ended September 30, 2012 was $12.1 million compared to $8.9 million for the three months ended September 30, 2011. The $3.2 million increase was primarily due to a $1.8 million increase in expenses related to the clinical development of Z160, a $1.1 million increase in expenses related to Synavive and a $0.4 million increase in expenses related to Z944. The $1.8 million increase in expenses related to Z160 is due to the continuation of the multiple Phase 1 clinical trials and the initiation of Phase 2 clinical development. The $1.1 million increase in expense related to Synavive is due to our conducting the Phase 2b Synergy trial which we completed in the third quarter of 2012. The $0.4 million increase in expenses related to Z944 is due to our conducting a Phase 1 clinical trial which commenced in December 2011. During the three months ended September 30, 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expenses to decrease for the three months ending December 31, 2012 and for the year ending December 31, 2013.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944 and our discontinued clinical program Synavive, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the three months ended September 30, 2012 and 2011. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Z160 and Z944, as well as our preclinical product candidates, from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. Following the termination of further development of Synavive, we incurred severance costs estimated at $0.8 million in connection with the termination of personnel in our clinical and commercial development departments.

Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Synavive	$4,128	$3,063
Z160	2,831	1,020
Z944	1,019	589
Exalgo	—	50
Other clinical program costs	—	256

Total clinical program costs	7,978	4,978

Preclinical program costs	16	111
cHTS collaboration discovery costs	1,036	1,231
Ion channel discovery costs	835	1,013
Unallocated clinical and preclinical program costs	459	267
Infrastructure and support costs	1,608	1,105
Noncash employee and non-employee stock-based compensation expense	118	166

Total research and development expense	$12,050	$8,871

General and Administrative. General and administrative expense for the three months ended September 30, 2012 was $2.2 million compared to $2.6 million for the three months ended September 30, 2011. The $0.4 million decrease is primarily due to legal and other costs incurred in the three months ended September 30, 2011 relating to strategic transactions that were evaluated and not executed. We expect our general and administrative expenses for the remainder of the year ending December 31, 2012 to be consistent with such expenses during the fourth quarter of 2011.

Amortization of Intangible Asset. For the three months ended September 30, 2012 and 2011, we recorded $1.0 million and $1.3 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect our amortization expense for the three months ending December 31, 2012 to be approximately $1.0 million.

Interest Income. Interest income for each of the three months ended September 30, 2012 and 2011 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended September 30, 2012 and 2011 was $0.5 million and $0.4 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2012 to be approximately $0.5 million.

Comparison of the Nine Months ended September 30, 2012 and September 30, 2011

Revenue. For the nine months ended September 30, 2012, we recorded an aggregate of $8.8 million of revenue from royalties paid by Covidien on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen, and other companies as well as from grants from governmental agencies. Royalty revenue from Covidien on net sales of Exalgo during the nine months ended September 30, 2012 was $3.8 million. For the nine months ended September 30, 2011, we recorded an aggregate of $5.5 million of revenue from royalties from Covidien on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen and other cHTS research collaborations and from grants from governmental agencies. The increase in revenue in the nine months ended September 30, 2012 was primarily due to a $2.1 million increase in Exalgo royalties from Covidien and a $1.0 million increase in the recognition of collaboration revenue from Novartis.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2012 was $32.5 million compared to $25.7 million for the nine months ended September 30, 2011. The $6.8 million increase was primarily due to a $1.6 million increase in expenses related to the clinical development of Synavive, a $5.4 million increase in expenses related to the clinical development of Z160, a $1.3 million increase in expenses related to the development of Z944 and a $0.2 million increase in expenses related to cHTS collaboration discovery costs, offset by a $0.9 million decrease in expenses related to ion channel discovery costs and a $0.8 million decrease in expenses related to Exalgo, other clinical program costs, preclinical program costs and other research and development programs. The $1.6 million increase in expense related to Synavive is due to the conduct of the Phase 2b SYNERGY trial which completed in the third quarter of 2012. The $5.4 million increase in expenses related to Z160 is due to the continuation of multiple Phase 1 clinical trials and the initiation of Phase 2 clinical development. The $1.3 million increase in expenses related to Z944 is due to the initiation and conduct of the Phase 1 clinical trials which commenced in December 2011. During the nine months ended September 30, 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expenses to decrease for the three months ending December 31, 2012 and for the year ending December 31, 2013.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944 and our discontinued clinical program Synavive, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the nine months ended September 30, 2012 and 2011. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Z160 and Z944, as well as our preclinical product candidates, from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. Following the termination of further development of Synavive, we incurred severance costs estimated at $0.8 million in connection with the termination of personnel in our clinical and commercial development departments.

Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Synavive	$10,273	$8,693
Z160	7,419	1,979
Z944	3,389	2,115
Exalgo	51	193
Other clinical program costs	348	656

Total clinical program costs	21,480	13,636

Preclinical program costs	109	390
cHTS collaboration discovery costs	3,424	3,201
Ion channel discovery costs	2,475	3,414
Unallocated clinical and preclinical program costs	1,119	1,134
Infrastructure and support costs	3,556	3,315
Noncash employee and non-employee stock-based compensation expense	330	588

Total research and development expense	$32,493	$25,678

General and Administrative. General and administrative expense for the nine months ended September 30, 2012 was $7.2 million compared to $8.0 million for the nine months ended September 30, 2011. The $0.8 million decrease is primarily due to legal and other costs incurred in the nine months ended September 30, 2011 relating to strategic transactions that were evaluated and not executed. We expect our general and administrative expenses for the remainder of the year ending December 31, 2012 to be consistent with such expenses in the fourth quarter of 2011.

Amortization of Intangible Asset. For the nine months ended September 30, 2012 and 2011, we recorded $2.9 million and $3.9 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect our amortization expense for the year ending December 31, 2012 to be approximately $3.9 million.

Restructuring. For the nine months ended September 30, 2012, we recorded a restructuring charge of $1.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represents cash payments for severance and other personnel related expenses.

Interest Income. Interest income for each of the nine months ended September 30, 2012 and 2011 was $0.1 million.

Interest Expense. Interest expense for the nine months ended September 30, 2012 and 2011 was $1.7 million and $0.6 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the year ending December 31, 2012 to be approximately $2.2 million.

Benefit for Income Taxes. For the nine months ended September 30, 2012 and 2011, we recognized tax benefits of $0.4 million and $1.2 million, respectively, related to the reversal of unrecognized tax benefits for uncertain tax positions due to the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of September 30, 2012, we had cash, cash equivalents and short-term investments of approximately $45.0 million, which includes $1.8 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of September 30, 2012.

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

On October 22, 2012, we received a deficiency notice from NASDAQ advising us that the closing bid price of our stock had been less than $1.00 per share for more than 30 consecutive business days. Under the NASDAQ rules, we have 180 days, or until April 22, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days in order to remain listed on The NASDAQ Global Market. There can be no assurance, however, that that we will be able to regain compliance with the NASDAQ minimum bid price requirement prior to April 22, 2013, if at all, and the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities. Our operating activities used cash of $31.4 million and $25.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in the net cash used in operating activities was primarily attributed to a $6.8 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into and through clinical trials in the second half of the year ended December 31, 2011 and throughout the year ended December 31, 2012.

Investing Activities. Our investing activities provided cash of $11.2 million and used cash of $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. The cash used in and provided by investing activities for both the nine months ended September 30, 2012 and 2011 was primarily due to the timing of purchases and maturities of our short-term investments, respectively.

Financing Activities. Our financing activities provided cash of $26.5 million and $28.7 million for the nine months ended September 30, 2012 and 2011, respectively. The cash provided by financing activities for the nine months ended September 30, 2012 was primarily related to the issuance of 27,149,932 shares of our common stock resulting in net proceeds of $29.1 million, offset by $2.8 million in repayments of our outstanding term loan. The cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to the issuance of 8,884,800 shares of our common stock resulting in net proceeds of $19.2 million and borrowings under a loan and security agreement with Oxford Finance in the amount of $8.5 million.

Equity Offerings

On January 10, 2012, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, as the case may be, equal to 2.5% of the gross offering proceeds from each sale. Effective March 28, 2012, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we had sold an aggregate of 14,057,975 shares of common stock pursuant to the agreement for aggregate net proceeds of approximately $14.5 million.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of September 30, 2012, we had unrestricted cash, cash equivalents and marketable securities of $43.2 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2012, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

Risks Related to Discovery, Development and Commercialization of Drug Products

Zalicus’s approach to the discovery and development of drugs is unproven and may never lead to commercially viable products.*

Zalicus’s various approaches to drug discovery and development using our ion channel expertise or our cHTS technology platform are complex and unproven. Previously unrecognized or unexpected defects in or limitations to Zalicus’s drug discovery technologies or drug development strategies may emerge, which we may also be unable to overcome or mitigate. None of the product candidates identified or developed to date through the application of Zalicus’s business model and drug discovery technologies, has been approved by any regulatory agency for commercial sale or been commercialized.

All of our product candidates are in an early stage of development and their risk of failure is high. The data supporting Zalicus’s drug discovery and development programs is derived from either laboratory and pre-clinical studies and limited early stage clinical trials that were not all designed to be statistically significant. We cannot predict when or if any one of Zalicus’s product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

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

Zalicus’s business also involves advancing product candidates, such as Prednisporin, that was discovered using Zalicus’s proprietary high throughput screening technology. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

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

We may not be able to initiate and complete clinical trials for our product candidates.*

Conducting clinical studies for any of our product candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients on a timely basis. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants on a timely basis. We cannot guarantee that outside clinical investigators conducting clinical trials will conduct them in compliance with applicable United States or foreign regulations or the relevant clinical trial protocol. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. Zalicus plans to contract with third-party clinical research organizations and other parties to conduct virtually all aspects of Zalicus’s Phase 2 and other Phase 1 clinical trials for Zalicus’s product candidates. These organizations may not adequately or completely perform their contractual obligations regarding the trials, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

We may not be able to create commercially viable pharmaceutical formulations of our product candidates.*

We have developed or are developing proprietary formulations of our product candidate Z160. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop and test the pharmaceutical formulations of Zalicus’s product candidates as well as manufacture materials for clinical trials of our product candidates. These third parties may not be successful in developing or manufacturing these novel formulations of our product candidates or may experience delays in doing so that could delay clinical trials, and ultimately our ability to obtain approval of Zalicus’s product candidates, including our product candidate Z160. Defects in the formulation, delivery method or packaging of any of Zalicus’s product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

We may be unable to find safe and effective doses for Zalicus’s product candidates without extensive clinical trials and substantial additional costs, if at all.*

We must select the doses, including the amount, frequency and duration, of the active pharmaceutical ingredients included in Zalicus’s product candidates. Our clinical trials in humans may show that the doses we select based on Zalicus’s in vitro screening, animal testing or early clinical trials do not achieve the desired therapeutic effect in humans, or achieve this effect only in a small part of the population. Even if the doses we select show efficacy in humans, the resulting doses of active pharmaceutical ingredients may not have acceptable safety profiles for targeted indications. Furthermore, even if we believe that pre-clinical and clinical studies adequately demonstrate that the doses we select for Zalicus’s product candidates are safe and effective in humans, the FDA or other regulatory agencies in foreign jurisdictions may conclude that the clinical trials do not support this conclusion. We may be required to conduct additional clinical studies and provide more evidence substantiating the safety and effectiveness of the doses selected in a significant patient population. If we need to adjust the doses of our product candidates, we may need to conduct additional clinical trials. We may also be required to make different doses available for different types of patients. All of this may result in significant delays and additional costs or prevent commercialization of Zalicus’s product candidates.

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

Our ability to generate ongoing revenue from Exalgo sales depends on Covidien*.

We cannot assure you of the level of sales of Exalgo that Covidien will generate. Covidien has historically marketed generic drugs and Exalgo is one of the few branded drugs it markets. Covidien markets other opioids which may compete with Exalgo. We cannot control whether Covidien will devote sufficient resources to maximize sales of Exalgo and we have no control over the size of the sales force that it will assemble. Similarly, we also cannot control Covidien’s decisions regarding the commercialization of Exalgo, including the launch of Exalgo in its various dosage strengths, regulatory submissions, strategic sales initiatives, any decision to scale back its sales initiatives or withdraw Exalgo from the market for any reason, including because Covidien wants to increase sales of a competitive product at Exalgo’s expense. If sales of Exalgo by Covidien are low, the royalties we expect to receive on sales of Exalgo will be low, which, in turn, could have a material adverse effect on our business, financial position and results of operations and could result in an impairment of our intangible asset relating to royalties on Exalgo.

Our royalty revenue from Covidien relating to the net sales of Exalgo could vary significantly in future periods and royalty revenue from Exalgo sales during quarterly periods may not be predictive of future royalty revenue to us from sales of Exalgo*.

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

•

the availability of additional dosage strengths of Exalgo and Covidien’s sales of Exalgo at the 32-mg dosage on which our royalties for net sales of Exalgo will not be reduced as a result of Covidien’s settlement with Watson;

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

A material component of our business strategy is to establish and maintain collaborative relationships to fund research, development and commercialization of product candidates, by us or by our collaborators. If we or any collaborator terminates or fails to perform any obligations under our collaboration agreements, the development and commercialization of product candidates under these agreements could be delayed or terminated.*

A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical and biotechnology companies, and to seek grants from agencies of the United States government, to fund research development and commercialization of drug products for the treatment of diseases. We have established collaborative royalty and milestone-based agreements with Covidien for Exalgo and with Sanofi for Prednisporin and funded discovery research agreements with Novartis, the United States Army Medical Research Institute for Infectious Diseases and others. If any of our product candidates continue to advance through preclinical or clinical development, we intend to continue to seek collaborative relationships to obtain discovery or clinical development funding and expertise, as well as domestic or international sales, marketing and distribution capabilities.

The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, it may be difficult to maintain or perform under collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships due to unsatisfactory research or clinical results, changes in the competition landscape for a particular therapeutics area, a change in business strategy, a change of control or other reasons.

See “—Our ability to generate ongoing revenue from Exalgo sales depends on Covidien.” If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated. Additionally it may become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

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

If we undertake business combinations, acquisitions or similar strategic transactions, they may disrupt our business, divert management’s attention, dilute stockholder value or be difficult to integrate*.

On a regular basis, we consider various business combination transactions, collaborations, license agreements and strategic transactions with third parties, including transactions which may result in us acquiring, or being acquired by, a third party. The consummation or performance of any future business combination, collaboration or strategic transaction may involve risks, such as:

•	diversion of managerial resources from day-to-day operations;

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

•	misjudgment with respect to value, return on investment or strategic fit;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for any acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any such strategic transaction. If we are unsuccessful in completing or integrating any acquisition, we may be required to reevaluate that component of our strategy only after we have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisition.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would increase a reported loss or reduce any future reported earnings. In addition, we could use substantial portions of our available cash to pay the purchase price for company or product candidate acquisitions. Subject to the limitations under our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

We have no sales or distribution capabilities and may not obtain the collaboration, development, commercialization, manufacturing or other third-party relationships required to develop, commercialize and manufacture some or all of our product candidates.*

We have no sales or distribution capabilities and lack many of the internal resources, capabilities and experience necessary to clinically develop, formulate, manufacture, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We depend on collaborators, licensees, clinical research organizations and other third parties to formulate product candidates and to conduct clinical trials for some or all of our product candidates. We also rely on third-party manufacturers to manufacture all clinical trial supplies of our product candidates.

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

We expect to be able to develop and commercialize many of our product candidates only with the participation of pharmaceutical or biotechnology company collaborators or by out-licensing rights to the product candidates. Pharmaceutical and biotechnology companies and others may be reluctant to collaborate with Zalicus or to license rights to Zalicus’s product candidates due to the unproven nature of Zalicus’s drug discovery and development approach, concerns regarding the pricing of and reimbursement for Zalicus’s product candidates if they are successfully developed, or other factors.

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

We cannot be certain that any of our product candidates, if approved, will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our products, or enable us to sell our products, if approved, at profitable prices. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine our products are safe, therapeutically effective and cost effective relative to competing treatments.

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

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We may be unable to raise the substantial additional capital that we will need to sustain our operations.*

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

Additionally, our ability to obtain additional funding may be materially and adversely impacted by a delisting of Zalicus common stock from The NASDAQ Global Market. For more information, please see “—Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.” below.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of September 30, 2012, Zalicus had an accumulated deficit of $332.7 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and potential clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

The pre-clinical development, clinical trials, manufacturing, marketing, testing and labeling of pharmaceuticals and medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in pre-clinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, pre-clinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or medical device to meet a regulatory agency’s requirements for safety, efficacy and quality. In addition, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

We or our collaborators may delay, suspend or terminate clinical trials to obtain marketing authorization of any of our product candidates or products at any time for reasons including:

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

The FDA and other regulatory authorities continue to review therapeutic products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of legislation, the FDA Amendments Act of 2007, addressing, among other things, drug safety issues. This law provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with REMS approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing, sale and distribution of our products.

FDA approval of our drug candidates subjects Zalicus and our collaborators to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates or Covidien’s ability to commercialize Exalgo.*

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for Exalgo, or any other drug candidate the FDA may approve, is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with a drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in pre-clinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

If we succeed in developing any products (other than Exalgo), we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations. Even if we are successful at obtaining these approvals, regulatory agencies in foreign countries, where the pricing of prescription drugs or medical devices is controlled by the government, could determine pricing for Zalicus’s products in a manner adverse to us.

Risks Related to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.*

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary drug discovery technologies and any products or product candidates we plan to develop. We intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and pre-clinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may be unable to stop them from doing so. One patent covering Exalgo is set to cease providing protections against generic versions of Exalgo at certain dosage strengths following the settlement of the Exalgo litigation between Covidien and Watson and pursuant to which Watson may release generic versions of Exalgo at pre-approved dosage strengths beginning November 15, 2013.

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

The United States Patent and Trademark Office and similar agencies in foreign jurisdictions may not agree with our view that our combination product candidates are patentable or novel and non-obvious, and on this basis may deny patent protection. Even if we receive patent protection, others, may attempt to invalidate our patent or trade secret rights. Even if our patent or trade secret rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of intellectual property rights.

If we do not obtain or are unable to maintain adequate patent or trade secret protection for products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA and other regulatory authorities. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of Zalicus’s product candidates for five years after it has approved Zalicus’s product candidates. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of Zalicus’s product unless we have patent protection sufficient to enforce our rights. Without sufficient patent protection, the applicant for a generic version of Zalicus’s product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to Zalicus’s product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval of products that duplicate Zalicus’s products.

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.*

If a third party holds a patent to a formulation technology related to Zalicus’s planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. Our business will be harmed if we are unable to use the optimal formulation of our product candidates. This may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is available on terms that are unacceptable.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of the sales performance of Exalgo by Covidien;

•	disclosure by our collaboration partners, including Sanofi and Novartis regarding our collaborations and the related product candidates, including Prednisporin;

•	disclosure of actual or potential clinical or preclinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates; and

•	general market conditions and comments by securities analysts and investors.

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.*

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. On October 22, 2012, we received a deficiency notice from NASDAQ advising us that the closing bid price of our stock had been less than $1.00 per share for more than 30 consecutive business days. Under the NASDAQ rules, we have 180 days, or until April 22, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. The price of our common stock has not closed above $1.00 since the date of the receipt of this letter from NASDAQ, has fluctuated significantly and, at the close of trading on November 6, 2012, was $0.56 per share.

We are currently actively monitoring the bid price for our common stock, and are considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There can be no assurance, however, that we will be able to regain compliance with the NASDAQ minimum bid price requirement prior to April 22, 2013, if at all, or will otherwise continue to satisfy other NASDAQ listing criteria. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by our current or future third-party providers and collaboration partners, the loss of institutional investor interest, and fewer outlicensing and partnering opportunities.

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
Justin A. Renz Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: November 8, 2012

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	8-K	10.4	07/01/2009	000-51171

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason F. Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.8	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.9	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.10	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.11	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.12	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.13	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.14	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.15	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.16	Confidentiality and Assignment of Proprietary Developments Agreement between Neuromed Technologies Inc. and Christopher C. Gallen, dated April 2005.	S-4	10.46	08/07/2009	333-161146

#10.17	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen.	10-K	10.20	03/09/2012	000-51171

#10.18	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.19	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

10.20	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.21	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.22	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

10.23	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.24	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.25	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

†10.26	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.27	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.28	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

†10.29	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.30	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.31	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.32	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/09/2012	000-51171

10.33	Equity Distribution Agreement, dated January 10, 2012, between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.34	Equity Distribution Agreement, dated June 19, 2012, between Zalicus Inc. and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2011	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.