Form 10-K
period 2012-12-31
Zalicus Inc.
filed 2013-03-07
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $125,384,108 on June 30, 2012. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 29, 2012.

As of March 5, 2013, the registrant had 127,264,856 shares of common stock, par value $0.001 per share, outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our most advanced product candidate is Z160, a novel, first in class, oral N-type calcium channel blocker we are seeking to develop for the treatment of chronic pain. We have successfully completed Phase 1 clinical trials evaluating the pharmacokinetics and safety profiles of several new formulations of Z160, and the new formulations have demonstrated substantial bioavailability improvements. Based on the data from these studies, Zalicus selected the most promising formulation for clinical use and advanced Z160 into two Phase 2a clinical trials for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine. The Phase 2a trial in LSR began in August 2012, and the Phase 2a trial in PHN began in December 2012.

Our next most advanced product candidate is Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of pain indications. We have completed Phase 1 single ascending dose and multiple ascending dose clinical studies of Z944 during 2012. We are planning to continue the clinical development of Z944 in 2013 with further studies to identify the optimal exposure of Z944 in humans and then potentially in an experimental proof-of-concept clinical trial in pain.

Until September of 2012, we had also been advancing the development of Synavive, a product candidate to treat immuno-inflammatory disorders. On June 29, 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results from the SYNERGY trial were announced in September 2012, and while Synavive achieved a statistically significant improvement in signs and symptoms of rheumatoid arthritis, as measured by DAS28-CRP, compared to placebo, the primary end point of the trial, Synavive did not demonstrate a meaningful clinical benefit measured by DAS28-CRP, compared to 2.7 mg of prednisolone or 5 mg of prednisone, key secondary endpoints of the SYNERGY trial. DAS28-CRP is a composite disease activity score using 28 joint counts that is used to monitor disease activity in rheumatoid arthritis patients based on certain response criteria. Based on the data from the SYNERGY trial, we have terminated further development of Synavive.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel as well as N-type and T-type calcium channels. This discovery research and preclinical development is now being conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including the Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts. Our cHTS platform technology profiles the activity of individual agents and combinations in cell-based phenotypic assays at high throughput to discover synergistic multi-target drug candidates that may generate novel intellectual property and expand development pipelines. Our proprietary software solution, Chalice™, works with the cHTS technology platform to extract valuable insights, discoveries, and data trends from high-throughput combination activity profiling experiments.

Our Proprietary Product Candidates

All of our proprietary product candidates are focused in the area of pain, which is an area of continuing medical need with potentially large commercial markets.

Our Ion Channel Product Candidates for Pain

We are focused on discovering and developing new compounds that selectively target neuronal calcium and sodium channels for the treatment of pain. The current treatment paradigms for pain rely on three major classes of medicines: opiates, non-steroidal anti-inflammatory drugs, or NSAIDs, and gabapentanoids, a class of anti-convulsants with analgesic properties, all of which have significant safety, tolerability and dependence issues. We are using our experience with ion channel research and development in our efforts to discover and develop novel proprietary compounds to potentially treat pain by selectively blocking N-type and T-type calcium channels or Nav1.7 sodium channels. We believe our ion channel modulator programs have the potential to produce a new class of analgesics for the treatment of both acute and chronic pain, with the potential for safety and efficacy advantages over existing analgesics.

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

Our Ion Channel Programs

N-type and T-type calcium channels and sodium channels in cells are important to the regulation of the body’s nervous and cardiovascular systems. We are developing novel proprietary compounds to treat pain and potentially other diseases by selectively blocking ion channels in the neuronal cells responsible for pain signal transmission. We believe that our ion channel programs have the potential to produce a new class of analgesics for the treatment of both acute and chronic pain, with potential safety and efficacy advantages over existing analgesics.

Overview of Calcium Channel Biology

Calcium ions play critical roles in the biochemistry, physiology and anatomy of cells and organisms. The rapid entry of calcium ions into cells is mediated by several classes of calcium channels that can be regulated by voltage, endogenous ligands or other cellular signaling events. The class called voltage gated calcium channels respond to electrical signals by the opening of a calcium-selective pore in the cell membrane. Calcium channels are involved in a large number of normal physiological processes including muscle contraction, hormone secretion, gene expression, and electrical signaling in the nervous system.

In order to carry out the multiple physiological functions that calcium channels help regulate, the human genome encodes ten distinct types of voltage gated calcium channels. These ten different calcium channels have been traditionally classified into five designations; L-type (four gene subtypes), T-type (three gene subtypes), and one gene subtype for each of the R-type, P/Q-type and N-type. Of particular relevance for pharmaceutical development, each of the different types of voltage gated calcium channels is known to perform distinct physiological functions and offers the opportunity to target specific drugs to specific calcium channels and human disease indications.

For example, L-type calcium channels are responsible for triggering contraction of both heart muscle and blood vessel smooth muscle. As such, L-type channels have been the selective target for drugs treating cardiovascular disease including hypertension and cardiac arrhythmias. These well-known calcium channel blockers have been on the market for over 40 years and provide proof-of-concept that calcium channels represent a valid target for therapeutic intervention and may address large commercial opportunities. One of the founders of Neuromed, Dr. Terrance Snutch, was the first to describe that the various calcium channels in the nervous system are encoded by a family of distinct genes. In addition to being the first to clone these important clinical targets, Dr. Snutch, recognizing the potential pharmaceutical significance of the N-type and T-type calcium channels, devised our innovative screening platforms and invented our initial proprietary calcium channel blocker product candidates. Building on this work, we are currently pursuing two calcium channel programs, one targeting the N-type calcium channel and a second focused on targeting the T-type calcium channel gene subtypes. We also believe that there may also be an opportunity for development of mixed N/T-type calcium channel product candidates.

Z160 and our N-type Calcium Channel Program

Our N-type calcium channel programs, including Z160, were previously licensed to Merck & Co. Inc., or Merck, as part of a research collaboration and license agreement which terminated in September 2009. As a result, Merck’s exclusive license to our N-type calcium channel and Z160 intellectual property terminated, and we have an exclusive license to all jointly owned patents created in collaboration with Merck relating to the N-type calcium channel compounds Merck was advancing.

Z160. Z160 is a novel, first-in-class, oral N-type calcium channel blocker that has shown efficacy in multiple animal models of neuropathic and inflammatory pain, and has been well tolerated in Phase 1 and Phase 2a clinical trials in over 200 subjects. After the termination of the Merck collaboration, we developed proprietary formulations of Z160 to increase its bioavailability and improve its pharmacokinetic and pharmacodynamic properties compared to prior formulations of Z160. Based on the data from these studies, Zalicus selected the most promising formulation for clinical use and has advanced Z160 into two Phase 2a clinical trials for the treatment of neuropathic pain, including PHN and LSR.

The Phase 2a clinical trial of Z160 in LSR began in August 2012 and is targeting enrollment of approximately 140 subjects, randomized on a 1:1 ratio between Z160 and placebo. The primary endpoint of the trial is the change in weekly mean pain score based on a neurologic rating scale, and the LSR trial will also evaluate a number of secondary endpoints including multiple pain, functional and safety measures. The LSR trial is being conducted in the United States in up to approximately 25 clinical sites and we are currently expecting data from the LSR trial in the fourth quarter of 2013.

The Phase 2a clinical trial of Z160 in PHN began in December 2012 and is targeting enrollment of approximately 140 subjects, randomized on a 1:1 ratio between Z160 and placebo. The primary endpoint of the trial is the change in weekly mean pain score based on a neurologic rating scale, and the PHN trial will also evaluate a number of secondary endpoints including multiple pain, functional and safety measures. The PHN trial is being conducted in the United States in up to approximately 35 clinical sites and we are currently expecting data from the PHN trial by the end of 2013.

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

Current Market Opportunity for N-type Product Candidates. We believe that oral N-type calcium channel blockers have the potential to become a new class of oral analgesics. Efficacy of N-type calcium channel blockers was first demonstrated by Prialt®, a small protein N-type calcium channel blocker. Prialt® has been shown to be efficacious in various pain states such as cancer pain, lower back pain, osteoarthritis, herpes zoster neuropathy and AIDS neuropathy. Prialt®, currently marketed in several countries including the United States, U.K. and Germany, is reported to not cause some of the common opioid side effects such as tolerance, withdrawal, nausea, vomiting or respiratory depression; however, its use is limited by its own neuropsychiatric side effects and the requirement that it be administered with an intrathecal pump directly into a patient’s spinal column. Our orally-administered small molecule N-type calcium channel blockers, including Z160, show efficacy in a variety of animal models of chronic pain resulting from inflammation or nerve injury.

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

•

Selectivity. Our discovery screening process selects for ion channel blockers that are ‘state-dependent.’ This means that our compounds preferentially block only those ion channels that are in the hyperexcited state, a state in which they exist when transmitting pain. Ion channels that are not transmitting pain signals are not blocked, thereby allowing neuronal signaling to proceed normally. Current standards of care are relatively indiscriminant for which neurons are affected, leading to unwanted side effects. We believe that our N-type calcium blockers, being state-dependent, will allow for a more targeted approach to pain treatment, thereby improving on the safety and tolerability of current therapies.

•

Safety Profile. NSAIDs and opioid analgesics used over an extended period of time may lead to significant side effects, providing the opportunity for the introduction of a new class of analgesics with a more favorable safety profile. We have tested Z160 in human clinical trials in over 200 subjects and found it to be well tolerated and to exhibit a good safety profile with no serious drug-related adverse effects.

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

•

Drug Delivery. As a small protein, the N-type calcium channel blocker Prialt®, must be administered using a pump implanted in the patient’s spine. Our N-type calcium channel blockers are all small molecules that are expected to be orally administered using tablet and capsule formulations.

Z944 and our T-type Calcium Channel Program

Our T-type calcium channel program is focused on developing drug candidates to treat a variety of chronic pain conditions. Our clinical-stage product candidate Z944 is a novel oral T-type calcium channel blocker that has demonstrated preclinical efficacy in multiple inflammatory pain models, and that we are seeking to develop for the treatment of pain. During 2012, we completed Phase 1 single ascending dose and multiple ascending dose clinical studies of Z944. We are planning to continue the clinical development of Z944 in 2013 with further studies to identify the optimal exposure of Z944 in humans and potentially in an experimental proof-of-concept study in pain.

T-type Background. The wide distribution of T-type calcium channels found in brain, heart, endocrine cells and other tissues provides for the possibility of developing therapeutics for multiple indications, including treatment of pain, epilepsy or tremor. We have identified and cloned three gene targets for T-type calcium channels that we believe have therapeutic potential for pain. Blocking T-type calcium channels in animal models has been shown to produce relief of acute and chronic pain from mild to moderate intensities. Our research indicates that blocking a specific T-type calcium channel subtype represents an attractive potential therapeutic target for pain intervention. We have discovered proprietary T-type calcium channel blockers such as Z944 that show efficacy in animal models of inflammatory pain.

Potential Benefits of Oral T-type Calcium Channel Blockers. Limitations with existing pain therapies may be addressed by our T-type calcium channel blocker product candidates. The potential efficacy, safety, tolerance and addiction benefits of T-type calcium channel blockers may be similar to those of the N-type calcium channel blockers described above. Our T-type calcium channel blockers also have the potential to improve:

•

Efficacy. The inflammatory pain market currently served by NSAIDs and COX2 inhibitors approaches approximately $4.0 billion for mild to moderate pain; however, NSAIDs are often insufficient for acute and chronic pain and are associated with gastro-intestinal and cardiovascular side effects. The COX2 market has contracted due to the cardiovascular safety concerns that led to the market withdrawal of Vioxx™. Our T-type calcium channel blockers, such as Z944, have shown efficacy in chronic inflammatory pain models providing a novel approach for the treatment of inflammatory pain as an alternative to the NSAIDs. Furthermore, as persistent chronic pain may involve underlying changes in the nervous system, the broad distribution of T-type calcium channels in the central nervous system may offer a novel opportunity to modulate chronic pain states. In addition, T-type calcium channels may have utility in other therapeutic indications such as epilepsy and tremor.

•

Safety Profile. Our T-type calcium channel blockers have been profiled for target and off-target affinities. We believe that the state-dependent selectivity toward the T-type channel is advantageous, providing the opportunity for the introduction of a new class of analgesics with potentially a more favorable safety profile.

•	Drug Delivery. Our T-type calcium channel blockers are all small organic molecules that are expected to be orally administered using tablet and capsule formulations.

Overview of Sodium Channel Biology

In addition to the N-type and T-type calcium channels being targeted for pain, we have been actively pursuing discovery of another class of ion channel blockers for pain. Sodium channels such as the Nav1.7 channel regulate pain signaling by mediating sodium ion currents that contribute to the excitability of both peripheral pain-sensing neurons and also neurons within the spinal cord that relay pain signals to the brain. Several distinct types of sodium channels are important for setting the threshold and influencing the frequency, sustainability and intensity of pain signaling.

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

Sodium Channel Program

Addressing these attractive targets for pain intervention, we have utilized our expertise in ion channels to research and develop novel, orally available agents that block the functioning of sodium channels relevant to pain signaling. Our goal is to specifically target the increased firing and hypersensitivity in peripheral and spinal cord neurons that express Nav1.7 and Nav1.8 and that are associated with acute and chronic inflammatory and neuropathic pain.

We have generated a pipeline of preclinical agents shown to affect the Nav1.7 sodium channels. A number of these compounds have been found to both reduce the excitability of neurons and to reverse pain hypersensitivity in animal models of acute and neuropathic pain. The Nav1.7 and Nav1.8 blocking compound Z212 uniquely acts by preferentially attenuating hyperexcitable neurons while largely sparing normally firing neurons. We hope that targeting sodium channels in the peripheral and central nociceptive signaling pathways through a unique mechanism of action has the potential to lead to novel classes of safe and effective pain therapeutics.

Collaboration with Hydra Biosciences

On February 8, 2012, we entered into a research collaboration agreement with Hydra, to advance the development of our preclinical ion channel modulator product candidates for the treatment of pain. The collaboration brings together our portfolio of novel, preclinical ion channel product candidates, representing multiple sodium and calcium channel modulators, with Hydra’s expertise in novel ion channel discovery and preclinical drug development with the goal of advancing ion channel drug candidates into clinical development for the treatment of pain. Under the terms of the research collaboration agreement, we will fund research and development activities at Hydra for a two year period, during which time Hydra will perform the discovery and preclinical development work necessary to advance our preclinical ion channel product candidates toward clinical development. In addition, we will retain all intellectual property and commercial rights to our ion channel product candidates that are studied under the research collaboration agreement.

Our cHTS Drug Discovery Technology

Combination approaches are an emerging clinical standard in the treatment of cancer and infectious diseases. We believe that our cHTS platform has been validated through our research collaborations with Novartis and other pharmaceutical companies, who have adopted cHTS as an important addition to their oncology discovery and translational medicine efforts.

The cHTS platform technology profiles the activity of individual agents and combinations in cell-based phenotypic assays at high throughput to discover synergistic multi-target drug candidates. The technology generates novel intellectual property and provides insights for both drug discovery and translational medicine efforts. We perform fee-for-service activities and also seek strategic partnerships to leverage the power of the cHTS technology platform in the areas of cancer and infectious disease.

Our proprietary cHTS technology platform provides a solution to quantitatively assess how drugs or other probes of biological targets interact with diverse genetic backgrounds using whole cell-based phenotypic screening assays. This technology offers collaboration partners a high-throughput capability to identify synergistic interactions between small-molecule drugs or therapeutic antibodies and proteins that can be developed as therapeutic candidates. The platform can also identify compounds that antagonize the activity of drugs in relevant indications. Combinations are now emerging as the standard of care in indications such as cancer, inflammation, diabetes, and infectious disease. Unfortunately, the standard approach of developing combination therapies at the clinical stage misses the opportunity to identify novel multi-target mechanisms that better address the systems biology of disease and the emergence of resistance. In addition to the ability to identify synergistic multi-target drug candidates that generate novel intellectual property and expand development pipelines, our cHTS technology can also be deployed to define genetic determinants of chemical and multi-target drug sensitivity to identify likely responder populations and companion diagnostics. This approach provides collaboration partners with an opportunity to optimize the value of their existing product candidates, and improve their return on investment in less ideal candidates, by identifying synergistic combinations that amplify drug activity and potency within an indication, expand therapeutic utility into new indications, and extend patent estates through new compositions and use.

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

Our proprietary software solution, Chalice, was developed by us to enable the visualization and analysis of combination activity profiling data. This software provides a unique and generalized capability to assemble combination test data into matrices for visualization and analysis, and has utility across diverse therapeutic indications. Chalice allows researchers to apply specialized capabilities to quantitatively assess the strength of combination interactions. The platform requires only test article identification, concentration, and data measurable information to produce a rich set of combination results suitable for the analysis of a wide variety of data types including: biochemical assays (enzyme inhibition, gene expression, etc.), cell-based assays (proliferation, apoptosis, etc.), and in vivo biomarker or activity assays. In addition, test article and experimental data attributes can be utilized to visualize combination activity profiles to facilitate meta-analyses and drive hypothesis generation. For example, visualizing combination synergy measures with the oncogenic status of cell-lines tested may suggest possible predictors of response that could then be validated. The Chalice software works with the cHTS technology platform to extract valuable insights, discoveries, and data trends from high-throughput combination activity profiling experiments.

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

Active Collaborations

Exalgo – Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, prior to the Neuromed Merger, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., or Mallinckrodt, a subsidiary of Covidien plc, or Covidien, to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Exalgo employs the OROS® PUSH-PULL™ osmotic delivery system designed to release hydromorphone at a controlled rate over an extended period of time allowing for once-daily administration. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities.

Neuromed acquired the United States rights to Exalgo in 2007 and successfully advanced it through Phase 3 clinical development, the submission of a new drug application in May 2009 and the approval by the United States Food and Drug Administration, or FDA, of the 8, 12 and 16 mg dosage strengths of Exalgo on March 1, 2010. As part of the agreement with Mallinckrodt, Neuromed received upfront and initial milestone payments of $15.0 million, and we received a $40.0 million milestone payment following FDA approval of Exalgo. Exalgo was commercially launched in the United States by Mallinckrodt on April 26, 2010, and the 32 mg dosage strength of Exalgo was approved by the FDA in August 2012 and launched by Mallinckrodt in September 2012. We receive tiered royalties on Mallinckrodt’s net sales of Exalgo on a quarterly basis. Mallinckrodt will continue to pay these royalties on net sales for as long as it is selling Exalgo, although the royalty rate will be reduced by 50% upon the earlier to occur of the first sale of a generic version of Exalgo or June 11, 2024. Following the settlement of the litigation, which we refer to as the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, discussed in the Patents and Other Proprietary Rights section below, Actavis can introduce a generic version of Exalgo at approved dosage strengths starting on November 15, 2013. We have recognized $9.4 million in royalty revenue from Exalgo through December 31, 2012.

In connection with the asset purchase agreement we also entered into a development and transition services agreement, pursuant to which we have performed certain clinical development and regulatory activities primarily relating to the FDA approval of Exalgo and certain post-approval activities. These activities are at Mallinckrodt’s cost and expense, capped at $16.0 million. Through December 31, 2012, we have received $8.8 million in funding and expense reimbursement under this agreement, and the tasks required to be completed by us under the agreement are complete.

On February 1, 2013, Covidien initiated a process to spin off Mallinckrodt as an independent public company. This transaction is targeted for completion in mid-2013 and is not expected to impact sales of Exalgo by Mallinckrodt.

Prednisporin – Fovea Pharmaceuticals SA, a subsidiary of Sanofi

On January 30, 2006, we entered into a research and license agreement with Fovea Pharmaceuticals SA, or Fovea. Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from our portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates. Fovea was acquired by Sanofi SA in October 2009 and is now a subsidiary of Sanofi focused on ophthalmic diseases.

On July 22, 2009, we amended and restated the research and license agreement with Fovea. Under the amended and restated agreement, we granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin™ (FOV1101), through Phase 2b clinical development for allergic conjunctivitis. Fovea is currently seeking to continue the development of Prednisporin (FOV1101) through a sublicense.

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

The most advanced product candidate subject to the Fovea agreement, Prednisporin (FOV1101), is not currently being developed and is not planned to be developed, to treat dry eye syndrome, nor are there any other product candidates subject to the Fovea agreement that are currently being developed for dry eye syndrome. As a result, we believe that there is a remote likelihood that this milestone will be achieved. We did not recognize any milestone payments under this arrangement in the years ended December 31, 2012 and 2011.

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

We did not recognize any milestone payments under this arrangement in the years ended December 31, 2012 and 2011. The research program had an initial two-year term that could be extended by Novartis for three additional one-year periods. We also entered into a software license agreement with Novartis, where we provided Novartis with a non-exclusive license to use our proprietary Chalice analyzer software in connection with the collaboration and other Novartis research programs for approximately five years. In January 2011, Novartis elected to extend the research program for an additional year, into May 2012.

In April 2012, we entered into an amendment to the collaboration agreement with Novartis, to extend the funded research program pursuant to the collaboration agreement for an additional year until May 1, 2013. The amendment also changed the basis for up to $3.0 million of annual research support payments under the collaboration agreement from payments to fund our full-time equivalent employees working on the collaboration to payments based on our combination screening deliverables.

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

Amgen Inc.

In December 2009, we entered into a research collaboration agreement with Amgen Inc., or Amgen, focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, we received a $750,000 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse us for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for us to do follow-up research at an annual rate of $300,000 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Under the terms of the research collaboration agreement, Amgen will also pay us a $1.0 million milestone payment for each investigational new drug application, or IND, filing by Amgen for a product candidate with new intellectual property generated by the collaboration. We did not recognize any milestone payments under this arrangement in the years ended December 31, 2012 and 2011. We also entered into a software license agreement with Amgen in May 2011, where we provided Amgen with a non-exclusive license to use our proprietary Chalice analyzer software in connection with the collaboration and other Amgen research programs for one year. We entered into an amendment to this software license agreement with Amgen in April 2012, pursuant to which we provided Amgen with the same non-exclusive license for an additional year until May 2013. Through December 31, 2012, we have received $1.5 million in funding, expense reimbursement and software license fees under these agreements.

USAMRIID

In December 2008, we entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering combinations of agents to prevent or treat Ebola, Marburg and Lassa virus infections. Under the agreement, which expired in September 2011, we and USAMRIID undertook a joint research project, and we were eligible to receive up to approximately $1.4 million in funding. In May 2010, Zalicus entered into a cooperative research and development agreement with USAMRIID focused on discovering combinations of agents to prevent or treat Alphavirus infections, which are mosquito-borne viruses whose infection can cause severe and fatal encephalitis in humans. Under this agreement, which expires in April 2013, we and USAMRIID are undertaking a joint research project, and we are eligible to receive up to approximately $1.1 million in funding. In September 2012, we entered into a cooperative research and development agreement with USAMRIID focused on discovering chemotherapeutic interventions to prevent and/or treat encephalitic and viral hemorrhagic fever virus infections. This agreement has an initial one-year term that can be extended by USAMRIID for two additional one-year periods. Under this agreement, we and USAMRIID are undertaking a joint research project, and we are eligible to receive up to approximately $0.4 million in funding in the first year. If the joint research project is renewed by

USAMRIID, we are eligible to receive $0.4 million in funding in each of the second and third years. Through December 31, 2012, we have received approximately $2.3 million in funding from these three agreements with USAMRIID.

Patents and Other Proprietary Rights

Our success depends, in part, on our ability and the ability of our collaborators to obtain and maintain intellectual property protection for drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing on our proprietary rights.

Our policy is to seek to protect our proprietary chemical compounds, compositions, formulations, combination drug candidates and methods of using them by, among other methods, filing United States and foreign patent applications directed to our platform technologies and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of February 28, 2013, our patent estate, on a worldwide basis, includes 136 issued patents and 118 pending patent applications, with claims covering all of our current clinical stage product candidates and select preclinical and research programs. Of the issued patents, 36 are issued in the United States. Of the pending patent applications, 23 are United States non-provisional or provisional applications.

To maximize the protection and potential value of our intellectual property relating to ion channels, we are building a portfolio which currently includes 29 patent families, including 63 issued patents and 29 pending patent applications worldwide, which cover a variety of new chemical entities and their methods of use as well as formulations of these molecules. Issued and pending patents in the ion channel space, including our most advanced ion channel product Z160, contain claims which cover a broad genre of compounds using several chemical scaffolds, as well as claims to specific compounds, the use of such compounds in certain ion channel related disorders such as pain and compositions and methods of use of formulations, preferred routes of administration, dosages and other properties.

Seven issued United States patents, which expire in 2018, cover the methods of use and pharmaceutical composition of our N-type calcium channel blocker product candidate Z160 and its chemical analogs. One issued United States patent, which expires in 2027 covers the administration of Z160 with food. We also have three pending United States patent applications relating to Z160 which, if issued as patents, would be expected to expire between 2018 and 2032. These applications include claims covering the methods of use and multiple formulations of Z160.

One issued United States patent, which expires in 2029, covers the pharmaceutical composition and certain methods of use of our T-type calcium channel blocker product candidate Z944. We also have two pending United States patent applications relating to Z944 and other T-type calcium channel blockers, which if issued as a patent, would be expected to expire between in 2029 and 2030. This application includes claims covering methods of use for Z944 and our other T-type calcium channel blocker product candidates.

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

For combination product candidates such as Prednisporin, it is our current practice to seek the issuance of extensive claims in our patent applications directed to the following:

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

In addition to seeking patent protection in the United States, we generally file patent applications in major European countries, Canada, Japan, China and additional countries on a selective basis in order to further protect the inventions that we or our collaboration partners consider important to the development and commercialization of our product candidates. As we develop novel formulations of our product candidates and learn more about the most promising doses, pharmacokinetic and pharmacodynamic parameters for our drug candidates, we intend to file additional patent applications to augment the core composition of matter and method of use patents we have been issued or are currently seeking.

Exalgo is covered by United States patents assigned to Mallinckrodt related to formulations, including oral osmotic formulations, of hydromorphone, all of which will expire on July 7, 2014. On October 29, 2010, Mallinckrodt received a Paragraph IV Certification Notice Letter from Watson Laboratories, Inc.—Florida, a subsidiary of Watson Pharmaceuticals, Inc., or Watson, now Actavis, notifying Mallinckrodt that it had submitted an Abbreviated New Drug Application, or ANDA, to the FDA for approval to market a generic version of the 8, 12 and 16 mg dosage forms of hydromorphone, the active pharmaceutical ingredient in Exalgo, prior to the expiration of U.S. Patent No. 5,914,131, which expires on July 7, 2014. In the notice letter, Watson asserted that claims in U.S. Patent No. 5,914,131 were not infringed and/or were invalid. On December 10, 2010, in response to the ANDA filing, Mallinckrodt filed a patent infringement lawsuit against Watson in the United States District Court for the District of New Jersey, which we refer to as the Exalgo litigation. The initiation of the Exalgo litigation automatically prevented the FDA from approving the ANDA for 30 months from Mallinckrodt’s receipt of Watson’s Paragraph IV notification letter on October 29, 2010, or until April 29, 2013, unless the court entered judgment in favor of Watson in less than 30 months or found that a party has failed to cooperate reasonably to expedite the lawsuit. On January 20, 2012, the United States District Court for the District of New Jersey dismissed the Exalgo litigation following a settlement between Mallinckrodt and Watson. Under the terms of the settlement, Actavis can introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, as opposed to July 7, 2014, the original patent expiration date. Under Zalicus’s agreement with Mallinckrodt, its royalties on net sales would be reduced by 50% upon the introduction of a generic version of Exalgo at the approved dosage strengths.

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

When two or more drugs are combined in a single dosage form, as Prednisporin is, the data submitted to the FDA must ordinarily show that each component makes a contribution to the claimed effects and that the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug. This FDA policy may necessitate more elaborate and expensive clinical trials for combination candidates than would be required for a single-agent pharmaceutical because the trials may need to be designed to study the combined agent, each drug as a single agent and a placebo.

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

Exalgo and our other product candidates for pain, if approved, will compete with existing proprietary and generic opioid and non-opioid analgesics as well as new molecules, formulations and technologies that may be developed or commercialized in the future for the treatment of pain. Any of these drugs and drug delivery technologies may receive government approval or gain market acceptance more rapidly than our product candidates, may offer therapeutic, safety or cost advantages over Exalgo or our other product candidates or may cure their targeted diseases or their underlying causes completely. As a result, Exalgo or our product candidates, even if they are approved, may become non-competitive or obsolete. Following the settlement of the Exalgo litigation, Actavis can introduce a generic version of Exalgo at the 8, 12 and 16 mg dosage strengths starting on November 15, 2013. Under our agreement with Mallinckrodt, our royalties on net sales would be reduced by 50% upon the introduction of generic versions of Exalgo.

In regard to our product candidates, we file patent applications on the composition and use of the molecules we discover. If we obtain the patent protection we are seeking for our product candidates, we believe that this will give us the exclusive rights to market products covered by our patents. We are also developing customized formulations for Z160 that optimize its pharmacology and bioavailability. We are seeking to protect these formulations by patent applications and as trade secrets. We intend to seek regulatory approval for our product candidates as new drugs, and the expense and time involved in seeking regulatory approval for a new drug may deter potential competitors.

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

Manufacturing

We have no manufacturing capabilities. We rely and plan to continue to rely on third parties to manufacture our compounds, formulations and product candidates for research, development, preclinical and clinical trials. We believe that there are several manufacturing sources available to us on commercially reasonable terms to meet our preclinical and clinical requirements.

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

Employees

As of February 28, 2013, we employed 36 persons. A total of 9 of our employees hold Ph.D. or M.D. degrees. Approximately 25 employees are engaged in research and development, and 11 employees are engaged in business development, finance, human resources, legal, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

All of our product candidates are in an early stage of development and their risk of failure is high. The data supporting Zalicus’s drug discovery and development programs is derived from either laboratory and pre-clinical studies and limited early stage clinical trials that were not designed to be statistically significant. We cannot predict when or if any one of Zalicus’s product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

Our future success depends on the successful development of product candidates, such as Z160 and Z944, identified by our ion channel drug discovery technology. The scientific evidence to support the feasibility of developing drugs that modulate ion channels to treat pain conditions is limited, and many companies with more resources than us have not been able to successfully develop drugs that modulate ion channels to treat pain conditions.

Zalicus’s business also involves advancing product candidates that are discovered using Zalicus’s proprietary high throughput screening technology, such as Prednisporin. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In addition, the therapeutic effect of an approved drug in its currently approved indications may be inappropriate or undesirable in the intended indication for a combination product candidate. Also, Zalicus’s discovery technology is not designed to and does not detect adverse side effects that may result from the combination of two drugs in a combination product candidate. The adverse side effects of an approved drug may be enhanced when it is combined with the other approved drug in a product candidate or other drugs patients are taking, or the combined drugs in a product candidate may produce additional side effects. Adverse side effects could, in any of these situations, require pre-clinical and Phase 1 studies testing for combination side effects or prevent successful development and commercialization of some or a combination product candidates, because the risks may outweigh the therapeutic benefit of the combination.

For these and other reasons, Zalicus’s approach to drug discovery and development may not be successful and Zalicus’s current business model may not generate viable products or revenue. Even if Zalicus’s approach is theoretically viable, we may not complete the significant research and development or obtain the financial resources and personnel required to further develop and apply Zalicus’s discovery technology, advance promising product candidates into and through clinical trials, and obtain the regulatory approvals required for commercialization around the world.

We may not be able to initiate and complete clinical trials for our product candidates.

Conducting clinical studies for any of our product candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients on a timely basis. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants on a timely basis. We cannot guarantee that outside clinical investigators conducting clinical trials will conduct them in compliance with applicable United States or foreign regulations or the relevant clinical trial protocol. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. Zalicus contracts with third-party clinical research organizations and other parties to conduct virtually all aspects of Zalicus’s Phase 2 and other Phase 1 clinical trials for Zalicus’s product candidates, including Z160 and Z944. These organizations may not adequately or completely perform their contractual obligations regarding the clinical trials, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

We may not be able to create commercially viable pharmaceutical formulations of our product candidates.

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

Our ability to generate ongoing revenue from Exalgo sales depends on Mallinckrodt.

We cannot assure you of the level of sales of Exalgo that Mallinckrodt will generate. Mallinckrodt has historically marketed generic drugs and Exalgo is one of the few branded drugs it markets. Mallinckrodt markets other opioids which may compete with Exalgo. We cannot control whether Mallinckrodt will devote sufficient resources to maximize sales of Exalgo and we have no control over the size of the sales force that it will use. Similarly, we also cannot control Mallinckrodt’s decisions regarding the commercialization of Exalgo, including the launch of Exalgo in its various dosage strengths, regulatory submissions, prioritization compared to other products, strategic sales initiatives, any decision to scale back its sales initiatives or withdraw Exalgo from the market for any reason, including because Mallinckrodt wants to increase sales of a competitive product at Exalgo’s expense. If sales of Exalgo by Mallinckrodt are low, the royalties we expect to receive on sales of Exalgo will be low, which, in turn, could have a material adverse effect on our business, financial position and results of operations and could result in an impairment of our intangible asset relating to royalties on Exalgo.

Our royalty revenue from Mallinckrodt relating to the net sales of Exalgo could vary significantly in future periods and royalty revenue from Exalgo sales during quarterly periods may not be predictive of future royalty revenue to us from sales of Exalgo.

Our revenue from net sales of Exalgo by Mallinckrodt may fluctuate from period to period due to:

•	the rate of market acceptance of Exalgo as a new therapy by physicians and payors;

•	fluctuations in future sales of Exalgo due to competition from other products, including other extended-release opioids or abuse deterrent opioids;

•	reimbursement and pricing for Exalgo under commercial or government plans;

•	permitted deductions from gross sales of Exalgo relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•

the availability of additional dosage strengths of Exalgo and Mallinckrodt’s sales of Exalgo at the 32-mg dosage on which our royalties for net sales of Exalgo will not be reduced as a result of Mallinckrodt’s settlement with Actavis;

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

If any of these events were to occur, Mallinckrodt may not be able to continue to sell Exalgo. In these circumstances, we could suffer reduced revenues. Further, in response to these circumstances, regulatory authorities may impose new regulations concerning the manufacture and sale of drugs such as Exalgo. Such regulations may include new labeling requirements, additional risk management plan requirements to further minimize the risk of abuse, restrictions on the prescription and sale of Exalgo and mandatory reformulation of products in order to make abuse more difficult. Any such new regulations may be difficult and expensive for Mallinckrodt to comply with, may adversely affect Mallinckrodt’s sales and may have a material adverse effect on our business and cash flows.

A material component of our business strategy is to establish and maintain collaborative relationships to fund research, development and commercialization of product candidates by us or by our collaborators. If we or any collaborator terminates or fails to perform any obligations under our collaboration agreements, the development and commercialization of product candidates under these agreements could be delayed or terminated.

A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical and biotechnology companies, and to seek grants from agencies of the United States government, to fund research development and commercialization of drug products for the treatment of diseases. We have established collaborative royalty and milestone-based agreements with Mallinckrodt for Exalgo and with Sanofi for Prednisporin and funded discovery research agreements with Novartis, the United States Army Medical Research Institute for Infectious Diseases and others. If any of our product candidates continue to advance through preclinical or clinical development, we intend to continue to seek collaborative relationships to obtain discovery or clinical development funding and expertise, as well as domestic or international sales, marketing and distribution capabilities.

The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, it may be difficult to maintain or perform under collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships due to unsatisfactory research or clinical results, changes in the competitive landscape for a particular therapeutic area, a change in business strategy, a change of control or other reasons.

See “—Our ability to generate ongoing revenue from Exalgo sales depends on Mallinckrodt.” If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated. Additionally it may become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Mallinckrodt, Sanofi, Novartis and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in the Novartis, Sanofi or other collaboration agreements or derive any license or royalty revenue with respect to our collaborations.

If we undertake business combinations, acquisitions or similar strategic transactions, they may disrupt our business, divert management’s attention, dilute stockholder value or be difficult to integrate.

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

We have no sales or distribution capabilities and lack many of the internal resources, capabilities and experience necessary to clinically develop, formulate, manufacture, test, market and sell pharmaceuticals. As a result, to succeed in our business plan, we will be dependent on the efforts of third parties. We depend on collaborators, licensees, clinical research organizations and other third parties to formulate product candidates and to conduct clinical trials for all of our product candidates. We also rely on third-party manufacturers to manufacture all clinical trial supplies of our product candidates.

Our third-party manufacturers may encounter difficulties performing their obligations in a timely manner and in accordance with applicable governmental regulations, including problems involving: inconsistent production yields; poor quality control and assurance or inadequate process controls; and lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies. We typically engage only a single contract manufacturer to make any product candidate which can exacerbate the impact of any such difficulties. Under our agreements with Mallinckrodt, we have no responsibility for manufacturing Exalgo. However, any manufacturing difficulties or related regulatory issues could impact Mallinckrodt’s sales of Exalgo, if any, which would reduce the significant revenue we expect to receive from royalties on net sales of Exalgo.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of

December 31, 2012, Zalicus had an accumulated deficit of $341.0 million. Our cash, cash equivalents and short-term investments are sufficient to fund operations through at least January 1, 2014. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Other than our agreement with Mallinckrodt, our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we ever achieve profitability, we may not be able to sustain it.

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

The FDA and other regulatory authorities continue to review therapeutic products even after they receive initial approval. If we or our collaborators receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of legislation, the FDA Amendments Act of 2007, addressing, among other things, drug safety issues. This law provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with Risk Evaluation and Mitigation Strategies, or REMS, approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspension of approvals, withdrawal of approvals, recalls of products, product seizures, operating restrictions, and civil or criminal penalties. These enforcement actions could affect the manufacturing, testing, marketing, sale and distribution of our products.

FDA approval of our drug candidates subjects Zalicus and our collaborators to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates or Mallinckrodt’s ability to commercialize Exalgo.

Any regulatory approvals that we or our collaborators receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for Exalgo, or any other drug candidate the FDA may approve, is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with a drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in pre-clinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or may adversely impact the commercialization of Exalgo. For example, the FDA recently developed a common REMS for all long-acting opioid drugs. Opioid drugs affected by this announcement include both brand name and generic products that contain various drug components, including hydromorphone, the active ingredient in Exalgo. Exalgo is now subject to the common REMS program for approved opioid drugs. If we are not, or, in the case of Exalgo, Mallinckrodt is not, able to maintain regulatory compliance, including compliance with a required REMS program, we or Mallinckrodt may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drug candidates or prevent Mallinckrodt from marketing Exalgo and our business could suffer accordingly. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The Affordable Health Choices Act was enacted in 2009 and Congress is considering a number of proposals that are intended to reduce or limit the growth of health care costs and which could significantly transform the market for pharmaceuticals products. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs.

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

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time consuming and expensive for us or our partners to go through the process of seeking reimbursement from Medicare and private payors. Our products, including Exalgo, may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us or our collaborators, including Mallinckrodt, to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

If we succeed in developing any products (other than Exalgo), we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations. Even if we are successful at obtaining these approvals, regulatory agencies in foreign countries, where the pricing of prescription drugs is controlled by the government, could determine pricing for Zalicus’s products in a manner adverse to us.

Risks Related to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary products or product candidates. We intend to apply for patents with claims covering our products, product candidates, technologies and processes, when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and pre-clinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may be unable to stop them from doing so. One patent covering Exalgo is set to cease providing protections against generic versions of Exalgo at the 8, 12 and 16mg dosage strengths following the settlement of the Exalgo litigation between Mallinckrodt and Actavis and pursuant to which Actavis may release generic versions of Exalgo at the 8, 12 and 16mg dosage strengths beginning on November 15, 2013.

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

If a third party holds a patent to a formulation technology related to Zalicus’s planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. Our business will be harmed if we are unable to use the optimal formulation of our product candidates. This may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is only available on terms that are unacceptable.

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

The development and commercialization of pharmaceutical products is highly competitive. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in research and development, formulation, manufacturing, marketing, sales, distribution, financial and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop drug discovery technologies or products that would render Zalicus’s drug discovery technologies and our product candidates, and those of our collaborators, obsolete and noncompetitive.

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

Our competitors and our cHTS collaborators already have high throughput screening technologies and if they employ these technologies to discover combination drugs, they may render Zalicus’s technologies or Zalicus’s approach to combination drug discovery and development obsolete or noncompetitive, which could materially affect the revenue generated by our cHTS business.

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

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. On October 22, 2012, we received a deficiency notice from NASDAQ advising us that the closing bid price of our stock had been less than $1.00 per share for more than 30 consecutive business days. Under the NASDAQ rules, we have 180 days, or until April 22, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. The price of our common stock has not closed above $1.00 since the date of the receipt of this letter from NASDAQ, has fluctuated significantly and, at the close of trading on March 5, 2013, was $0.64 per share.

We are currently actively monitoring the bid price for our common stock, and are considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement, including potentially applying to list our common stock on the NASDAQ Capital Market. There can be no assurance, however, that we will be able to regain compliance with the NASDAQ minimum bid price requirement prior to April 22, 2013, if at all, or will otherwise continue to satisfy other NASDAQ listing criteria. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from The NASDAQ Global Market or NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by our current or future third-party providers and collaboration partners, the loss of institutional investor interest, and fewer outlicensing and partnering opportunities.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of the sales performance of Exalgo by Mallinckrodt;

•	disclosure by our collaboration partners, including Sanofi and Novartis regarding our collaborations and the related product candidates, including Prednisporin;

•	disclosure of actual or potential clinical or preclinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates; and

•	general market conditions and comments by securities analysts and investors.

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

We currently lease approximately 23,000 square feet of laboratory and office space in Cambridge, Massachusetts. We believe that our current facility is sufficient for our current operations.

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

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2012
First quarter	$1.27	$0.98
Second quarter	$1.45	$0.76
Third quarter	$1.48	$0.74
Fourth quarter	$0.76	$0.43
Fiscal year ended December 31, 2011
First quarter	$2.72	$1.65
Second quarter	$3.21	$2.04
Third quarter	$2.90	$0.92
Fourth quarter	$1.54	$0.82

On March 5, 2013, the reported last sale price of our common stock on the NASDAQ Global Market was $0.64 per share. As of March 5, 2013, there were approximately 62 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))(1)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,319,164	$1.48	9,344,756
Equity compensation plans not approved by security holders	—	—	—

Total	8,319,164	$1.48	9,344,756

(1)	As of December 31, 2012.
(2)	For outstanding restricted stock units, the exercise price was deemed to be $0.
(3)	Our Amended and Restated 2004 Incentive Plan (the “2004 Plan”) contains an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase is and will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of: (i) 4,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the board of directors. The Compensation Committee of the board of directors elected not to increase the number of shares of common stock available for issuance under the 2004 Plan for 2013.

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

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2007, and plotted at the close of the last trading day of the fiscal year ended December 31, 2012, in each of (i) Zalicus common stock, (ii) the NASDAQ Global Stock Market Index, which is referred to as the NASDAQ Stock Market Index, and (iii) the NASDAQ Global Stock Market Biotechnology Index, which is referred to as the NASDAQ Biotechnology Index; except, in the case of the NASDAQ Stock Market Index and the NASDAQ Biotechnology Index, the stock performance graph below reflects an investment date of December 31, 2007.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
ZALICUS INC.	100.00	13.96	18.69	35.59	27.25	14.64
NASDAQ COMPOSITE	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ BIOTECHNOLOGY	100.00	93.40	103.19	113.89	129.12	163.33

Item 6.	Selected Financial Data

The historical financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. We have derived the statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 from our consolidated financial statements included elsewhere in this annual report, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. We derived the statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, which are not included herein. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in determining basic and diluted net loss per common share.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Collaborations	$12,097	$7,595	$45,969	$16,320	$11,462
Government contracts and grants	453	589	772	953	842

Total revenue	12,550	8,184	46,741	17,273	12,304

Operating expenses:
Research and development	41,423	35,294	23,011	21,244	55,296
General and administrative	8,977	10,400	12,115	17,081	14,469
Amortization of intangible asset	3,892	5,141	18,736	520	—
Gain on legal settlement	—	—	—	(3,700)	—
Restructuring	1,094	—	—	2,736	4,637

Total operating expenses	55,386	50,835	53,862	37,881	74,402

Loss from operations	(42,836)	(42,651)	(7,121)	(20,608)	(62,098)
Interest income	150	136	132	257	2,264
Interest expense	(2,173)	(976)	(12)	(28)	(651)
(Loss) gain on revaluation of contingent consideration	—	—	(29,286)	12,068	—
Other income (expense)	91	20	32	(281)	(4)
Loss on early extinguishment of debt	—	—	—	—	(195)
Gain on bargain purchase	—	—	—	9,809	—

Net (loss) income before benefit for income taxes	(44,768)	(43,471)	(36,255)	1,217	(60,684)
Benefit for income taxes	441	1,428	1,210	67	108

Net (loss) income from continuing operations	(44,327)	(42,043)	(35,045)	1,284	(60,576)

Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	—	(1,536)	(4,557)
Gain on disposal of discontinued operations	—	—	—	15,640	—

Gain (loss) on discontinued operations	—	—	—	14,104	(4,557)

Net (loss) income	$(44,327)	$(42,043)	$(35,045)	$15,388	$(65,133)

Net (loss) income per share—basic and diluted:
From continuing operations	$(0.38)	$(0.43)	$(0.42)	$0.03	$(1.74)
From discontinued operations	—	—	—	0.38	(0.13)

Net (loss) income per share—basic and diluted	$(0.38)	$(0.43)	$(0.42)	$0.41	$(1.87)

Weighted-average number of common shares used in net (loss) income per share calculation:
Basic	117,316,968	97,347,193	82,663,645	37,338,042	34,848,701
Diluted	117,316,968	97,347,193	82,663,645	37,491,237	34,848,701

Net (loss) income	$(44,327)	$(42,043)	$(35,045)	$15,388	$(65,133)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	18	12	(18)	(75)	(153)

Comprehensive (loss) income	$(44,309)	$(42,031)	$(35,063)	$15,313	$(65,286)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$34,590	$47,874	$44,619	$23,330	$39,653
Working capital	18,738	35,663	38,803	18,350	27,572
Total assets	61,375	79,883	82,669	88,152	66,497
Long-term debt, less current portion	8,772	15,099	2,523	—	—
Accumulated deficit	(341,023)	(296,696)	(254,653)	(219,608)	(251,471)
Total stockholders’ equity	31,026	43,913	62,997	52,913	15,875

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced product candidate is Z160, a novel, first in class, oral N-type calcium channel blocker we are seeking to develop for the treatment of chronic pain. We have successfully completed Phase 1 clinical trials evaluating the pharmacokinetics and safety profiles of several new formulations of Z160, and the new formulations have demonstrated substantial bioavailability improvements compared to prior formulations of Z160. Based on the data from these studies, Zalicus selected the most promising formulation for clinical use and advanced Z160 into two Phase 2a clinical trials for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine. The Phase 2a trial in LSR began in August 2012, and the Phase 2a trial in PHN began in December 2012. We expect both of these clinical trials to continue throughout the majority of the year ending December 31, 2013.

Our next most advanced product candidate is Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of pain indications. During 2012, we completed Phase 1 single ascending dose and multiple ascending dose clinical studies of Z944. We are planning to continue the clinical development of Z944 in 2013 with further studies to identify the optimal exposure of Z944 in humans and potentially in an experimental proof-of-concept study in pain.

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

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel as well as sodium or T-type calcium channels. This discovery research and preclinical development is now being conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts.

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., a subsidiary of Covidien plc, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We have recognized $9.4 million in revenue related to these royalties through December 31, 2012. Following the settlement of the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, that became effective in January 2012, Actavis can introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013. Under our agreement with Mallinckrodt, our royalties on net sales of these approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which is not subject to Mallinckrodt’s settlement with Actavis and on which our royalties for net sales of Exalgo at such dosage will not be reduced as a result of Mallinckrodt’s settlement with Actavis.

As of December 31, 2012, we had an accumulated deficit of $341.0 million. We had a net loss of $44.3 million and $42.0 million for the years ended December 31, 2012 and 2011, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the years ended December 31, 2012, 2011 and 2010, revenues from customers located outside the United States were $0 million, $0 million and $0.5 million, respectively. As of December 31, 2012, all of our long-lived assets were located in the United States.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, stock-based compensation, accrued expenses and income taxes. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Collaboration Revenue

Effective January 1, 2011, we adopted the accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. We determined that the adoption of this standard had no impact on revenues reported for the years ended December 31, 2012 and December 31, 2011. In addition, there would be no change in our accounting if the new accounting standard were applied to our existing collaboration agreements.

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

Effective, January 1, 2011, we also adopted accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

We have entered into collaborative research and development agreements and service agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas. The agreements provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the FDA or other regulatory agencies.

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

The value of the intangible asset was initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of the intangible asset whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In connection with this assessment, we consider the cash flow forecast for projected royalties and any other factors that we are aware of that could impact the amount of royalties we might receive in future periods. Future adverse changes or other unforeseeable factors could result in an impairment charge that would materially impact our future results of operations and financial position in the relevant reporting period. As of December 31, 2012, we believe the carrying value of our intangible asset is recoverable.

The intangible asset was initially recorded on December 21, 2009 with an ongoing useful life of five years, representing the remaining patent life of Exalgo. At December 31, 2011, we evaluated the Exalgo intangible asset based on estimates of future undiscounted cash flows and determined that the remaining useful life should be increased to four years.

On January 25, 2012, we confirmed the settlement of the litigation between Mallinckrodt and Actavis regarding the patents covering Mallinckrodt’s product Exalgo (as discussed in Note 9 to the consolidated financial statements). Under the terms of the settlement, Actavis can introduce a generic version of the approved 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, as opposed to July 7, 2014, the original patent expiration date. Under Zalicus’s agreement with Mallinckrodt, our royalties on net sales would be reduced by 50% upon the introduction of a generic version of Exalgo at the approved dosage strengths. After considering all facts and circumstances, we continue to believe that our intangible asset is recoverable.

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

We recognized stock compensation expense of $1.8 million, $2.2 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $2.9 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our equity incentive plans. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.3 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

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

Results of Operations

Years Ended December 31, 2012 and 2011

Revenue. For the year ended December 31, 2012, we recorded $12.6 million of revenue from royalties paid by Mallinckrodt on net sales of Exalgo and from our research and development collaborations with Novartis and other companies as well as from grants from governmental agencies. Royalty revenue from Mallinckrodt on net sales of Exalgo for the year ended December 31, 2012 was $5.2 million. For the year ended December 31, 2011, we recorded $8.2 million of revenue from royalties paid by Mallinckrodt on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen Inc., or Amgen, and other companies as well as from grants from governmental agencies. The increase in revenue for the year ended December 31, 2012 was primarily due to a $2.7 million increase in Exalgo royalties from Mallinckrodt and a $1.3 million increase in the recognition of collaboration revenue from Novartis as a result of the extension of the research term. We expect revenue for the year ending December 31, 2013 to be higher than that recorded in the year ended December 31, 2012, primarily due to higher expected royalties on Mallinckrodt’s net sales of Exalgo.

Research and Development Expense. Research and development expense for the year ended December 31, 2012 was $41.4 million compared to $35.3 million for the year ended December 31, 2011. The $6.1 million increase was due to a $7.3 million increase in expenses related to the clinical development of Z160, a $1.4 million increase in expenses related to the clinical development of Z944 and a $0.3 million increase in cHTS collaboration discovery costs and unallocated clinical and preclinical program costs, offset by a $1.1 million decrease in ion channel discovery costs, a $0.8 million decrease in other clinical programs and preclinical programs, a $0.6 million decrease in infrastructure and support costs and non-cash stock-based compensation expense and a $0.4 million decrease in expenses related to Exalgo and Synavive. The $7.3 million increase in expenses related to Z160 is due to the continuation of the multiple Phase 1 clinical trials and the initiation of Phase 2 clinical development. The $1.4 million increase in expenses related to Z944 is due to our conducting Phase 1 clinical trials throughout 2012. During the third quarter of 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expense to decrease for the year ending December 31, 2013.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160, Z944 and our discontinued clinical program Synavive, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the years ended December 31, 2012 and 2011. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo, and our clinical product candidates Z160 and Z944 and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Z160 and Z944, as well as our preclinical product candidates, from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments. Following the termination of further development of Synavive, we incurred severance costs of $0.8 million in connection with the termination of personnel in our clinical and commercial development departments. Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Year Ended December 31,
	2012	2011
	(in thousands)
Synavive	$11,634	$11,758
Z160	10,750	3,477
Z944	4,569	3,135
Exalgo	52	325
Other clinical program costs	427	816

Total clinical program costs	27,432	19,511

Preclinical program costs	122	459
cHTS collaboration discovery costs	4,272	4,163
Ion channel discovery costs	3,299	4,404
Unallocated clinical and preclinical program costs	1,593	1,437
Infrastructure and support costs	4,338	4,569
Noncash employee and non-employee stock-based compensation expense	367	751

Total research and development costs	$41,423	$35,294

General and Administrative Expense. General and administrative expense for the year ended December 31, 2012 was $9.0 million compared to $10.4 million for the year ended December 31, 2011. The $1.4 million decrease was primarily due to legal and other costs incurred during the year ended December 31, 2011 relating to strategic transactions that were evaluated and not executed, as well as overall lower expenses in the year ended December 31, 2012. We expect our general and administrative expense for the year ending December 31, 2013 to be consistent with the year ended December 31, 2012.

Amortization of Intangible Asset. For the years ended December 31, 2012 and 2011, we recorded $3.9 million and $5.1 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects an estimate of the future undiscounted cash flows we expect to receive over the remaining life of Exalgo. We expect to record amortization expense of $8.7 million in the year ending December 31, 2013.

Interest Income. Interest income, for the years ended December 31, 2012 and 2011, was $0.2 and $0.1 million, respectively.

Interest Expense. Interest expense, for the years ended December 31, 2012 and 2011, was $2.2 million and $1.0 million, respectively. The interest expense relates to our term loans with Oxford Finance LLC, or Oxford. We expect to record interest expense of $1.5 million in the year ending December 31, 2013.

Benefit for Income Taxes. In the years ended December 31, 2012 and 2011, we recognized a tax benefit of $0.4 million and $1.4 million, respectively. The income tax benefit for the years ended December 31, 2012 and 2011 was related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

Years Ended December 31, 2011 and 2010

Revenue. For the year ended December 31, 2011, we recorded $8.2 million of revenue from royalties paid by Mallinckrodt on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen and other companies as well as from grants from the National Institutes of Allergy and Infectious Diseases, or NIAID, and the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID. For the year ended December 31, 2010, we recorded $46.7 million of revenue from royalties paid by Mallinckrodt on net sales of Exalgo and from our research and development collaborations with Novartis, Amgen and Fovea Pharmaceuticals SA, or Fovea, as well as from grants from USAMRIID and NIAID. We received a $40.0 million milestone payment from Mallinckrodt following the FDA approval of Exalgo on March 1, 2010.

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

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Synavive, Z160 and Z944, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the years ended December 31, 2011 and 2010. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of Exalgo, and our clinical product candidates, Synavive, Z160 and Z944. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS research collaborations. Ion channel discovery program costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, other than the preclinical development costs associated with preclinical product candidates. Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments. These departments supported the development of our clinical product candidates, including Exalgo and Synavive, as well as our preclinical product candidates, including candidates such as Z160 and Z944 from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

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

Interest Expense. Interest expense, for the years ended December 31, 2011 and 2010, was $1.0 million and less than $0.1 million, respectively. The interest expense relates to our term loans with Oxford.

Benefit for Income Taxes. In the years ended December 31, 2011 and 2010, we recognized a tax benefit of $1.4 million and $1.2 million, respectively. The income tax benefit for the years ended December 31, 2011 and 2010 was primarily related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of December 31, 2012, we had cash, cash equivalents and short-term investments of approximately $36.4 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of December 31, 2012.

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

Operating Activities. Our operating activities used cash of $38.5 million for the year ended December 31, 2012, $33.4 million for the year ended December 31, 2011, and provided cash of $18.7 million for the year ended December 31, 2010. The $5.1 million increase in net cash used in operating activities for the year ended December 31, 2012 is primarily attributed to a $6.1 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into clinical trials throughout the year ended December 31, 2012. We expect our cash used in operating activities for the year ending December 31, 2013 to decrease significantly as a result of higher royalty income and lower research and development expense.

The $52.1 million decrease in net cash flows from operating activities for the year ended December 31, 2011 is primarily attributed to the $40.0 million milestone received from Mallinckrodt related to the FDA approval of Exalgo during the year ended December 31, 2010 and a $12.3 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into clinical trials during the year ended December 31, 2011.

Investing Activities. Our investing activities provided cash of $15.3 million for the year ended December 31, 2012 and used cash of $3.6 million and $27.6 million for the years ended December 31, 2011 and 2010, respectively. The cash provided by investing activities for the year ended December 31, 2012 was primarily due to the timing of purchases and maturities of our short-term investments, respectively. The cash used in investing activities for the year ended December 31, 2011 was primarily due to net purchases of short-term investments of $3.3 million and purchases of fixed assets of $0.4 million. The cash used in investing activities for the year ended December 31, 2010 was primarily due to net purchases of short-term investments of $27.3 million and purchases of fixed assets of $1.1 million.

Financing Activities. Our financing activities generated cash proceeds of $24.9 million, $36.9 million, and $2.9 million during the years ended December 31, 2012, 2011, and 2010, respectively. The cash provided by financing activities for the year ended December 31, 2012 was primarily related to the issuance of 27,149,932 shares of our common stock resulting in net proceeds of $29.1 million, offset by $4.3 million in repayments of our outstanding term loan. The proceeds during the year ended December 31, 2011 relate to the $19.2 million net proceeds from our 2011 equity offering, the $17.0 million of net proceeds from Term Loan B and C under the loan and security agreement with Oxford and $1.1 million of proceeds from the exercise of stock options offset by $0.4 million related to the repayment of principal on the term loans. The proceeds during the year ended December 31, 2010 relate primarily to the $2.9 million of net proceeds from Term Loan A under the loan and security agreement with Oxford in 2010.

Oxford Loan and Security Agreement

On December 22, 2010, we entered into a loan and security agreement with Oxford, pursuant to which Oxford agreed to lend us up to $20.0 million. Upon entering into the loan and security agreement, we borrowed $3.0 million from Oxford under Term Loan A. Under the terms of the loan and security agreement, we were eligible, in our sole discretion, to borrow from Oxford up to an additional $8.5 million, at any time on or before July 15, 2011 under Term Loan B, and up to an additional $8.5 million, at any time on or before January 15, 2012 under Term Loan C, which we refer to collectively with Term Loan A and Term Loan B, the Term Loans. Our wholly owned subsidiary, Zalicus Canada, is also a party to the loan and security agreement as a co-borrower. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property. We borrowed $8.5 million under Term Loan B on June 27, 2011 and borrowed $8.5 million under Term Loan C on December 16, 2011.

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

Upon the last payment date of the amounts borrowed under the loan and security agreement, whether on the maturity date of one of the Term Loans, on the date of any prepayment or on the date of acceleration in the event of a default, we will be required to pay Oxford a final payment fee equal to 1.5% of any of the Term Loans borrowed. In addition, if we repay all or a portion of the Term Loans prior to maturity, we will pay Oxford a prepayment fee of two percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the relevant Term Loan, and one percent of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the relevant Term Loan.

Upon the occurrence of an event of default, which as defined in the loan and security agreement includes such matters as payment defaults, breaches of covenants, a material adverse change in the collateral, our business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on our business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The loan and security agreement also contains a subjective acceleration clause, which provides Oxford the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loans that is not due within 12 months of December 31, 2012 has been classified as long-term, as we believe a material adverse change is remote.

In connection with the loan and security agreement, we also issued to Oxford warrants to purchase our common stock each time we have borrowed funds under the loan and security agreement. Specifically, on December 22, 2010, we issued Oxford a warrant to purchase 64,748 shares of our common stock with a per share exercise price of $1.39; on June 27, 2011, we issued Oxford a warrant to purchase 113,253 shares of our common stock with a per share exercise price of $2.25; and on December 16, 2011, we issued to Oxford a warrant to purchase 224,235 shares of our common stock with a per share exercise price of $1.14. The warrants are exercisable, in whole or in part, immediately, upon issuance and may be exercised on a cashless basis. The warrants will terminate on the earlier of December 22, 2017 and the closing of a merger or consolidation transaction in which Zalicus is not the surviving entity. The issuance date fair values of the warrants issued in connection with Term Loan A, Term Loan B and Term Loan C were $81, $231 and $209, respectively and were recorded as a discount to the respective Term Loan. We also reimbursed Oxford certain costs associated with the loan and security agreement of $42 which were also recorded as a discounts to the respective Term Loans. The discounts are being amortized to interest expense over the 42 month period that applicable Term Loan is outstanding using the effective interest method.

Future principal payments under the loan and security agreement at December 31, 2012, are as follows:

2013	$6,495
2014	6,707
2015	2,141

Total	$15,343

Equity Offerings

On February 9, 2011, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, utilize our effective shelf registration statement to offer and sell our common stock having aggregate sales proceeds of up to $20.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. Effective March 31, 2011, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we sold an aggregate of 8,884,800 shares of our common stock pursuant to the agreement for aggregate net proceeds of approximately $19.2 million.

On January 10, 2012, we entered into an equity distribution agreement with Wedbush under which we could, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, as the case may be, equal to 2.5% of the gross offering proceeds from each sale. Effective March 28, 2012, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we sold an aggregate of 14,057,975 shares of our common stock pursuant to the agreement for aggregate net proceeds of approximately $14.5 million.

On June 19, 2012, we entered into an equity distribution agreement with Wedbush under which we could, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Wedbush acting as agent and/or principal. We agreed to pay Wedbush a commission, or allow a discount, of 2.0% of the gross proceeds from each sale. Effective August 1, 2012, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we sold an aggregate of 13,091,957 shares of our common stock pursuant to the agreement for aggregate net proceeds of approximately $14.6 million.

Nasdaq Listing Matters

On October 22, 2012, we received a deficiency notice from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market. The notification had no immediate effect on the listing of the Company’s common stock.

In accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 22, 2013, to regain compliance with the Rule. If at any time before April 22, 2013, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by April 22, 2013, our common stock will be subject to delisting from the NASDAQ Global Market.

We will continue to monitor the bid price for our common stock and will consider various options available to us if our common stock does not trade at a level that is likely to regain compliance with the Rule, including potentially applying to list our common stock on the NASDAQ Capital Market. There can be no assurance, however, that we will be able to regain compliance with the Rule prior to April 22, 2013, if at all, or that we will otherwise continue to satisfy other NASDAQ listing criteria. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	2013	2014 through 2015	2016 through 2017	2018 and After
Short and long-term debt:
Notes payable issued to Oxford and related interest(1)	$17,593	$7,785	$9,808	$—	$—
Capital lease obligations(2)	85	68	17	—	—
Operating lease obligations:
Cambridge facility(3)	5,021	1,229	2,460	1,332	—
Purchase obligations(4)	3,588	2,275	1,313	—	—

Total contractual obligations	$26,287	$11,357	$13,598	$1,332	$—

(1)	We have borrowed $20.0 million under three term loans pursuant to the loan and security agreement entered into with Oxford. The term loans bear interest ranging from 10.25% to 10.51%. We are required to make monthly payments of interest for the first six months of each term loan and then we will be required to make 36 equal monthly payments of principal and interest for each term loan. Upon repayment we are required to make a final payment in an amount equal to 1.5% of the amount borrowed for each term loan. See Note 8 of our consolidated financial statements for additional information related to the agreement with Oxford.
(2)	On May 31, 2011, we entered into a capital lease for certain information technology equipment. Under the terms of the lease agreement, we are obligated to make fixed monthly lease payments through May 2014.
(3)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement to lease an additional approximately 23,000 square feet of laboratory space. On August 3, 2009, we entered into a second amended lease agreement to reduce our leased space to approximately 23,000 square feet of office and laboratory space. The lease term, as amended, extends through January 2017. Our rent obligations under the lease, as amended, are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by a standby letter of credit totaling $1.8 million.
(4)	On February 8, 2012, we entered into a research collaboration agreement with Hydra Biosciences Inc., to advance the development of our preclinical ion channel modulator product candidates for the treatment of pain. Under the terms of the research collaboration agreement, we will fund research and development activities at Hydra for a two year period ending on February 8, 2014, during which time Hydra will perform the discovery and preclinical development work necessary to advance our preclinical ion channel product candidates toward clinical development.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of December 31, 2012, we had unrestricted cash, cash equivalents and marketable securities of $34.6 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2012, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

The information called for by this item is indexed on page F-1 of this Annual Report on Form 10-K and is contained on pages F-2 through F-30.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered accounting firm has issued an audit report on our internal control over financial reporting. The report appears below:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zalicus Inc.

We have audited Zalicus Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zalicus Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zalicus Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zalicus Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Zalicus Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2013

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

Information concerning our directors and executive officers will appear in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Act of 1934 will appear in the company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions “The Audit Committee” and “Audit Committee Financial Experts.” Such information is incorporated herein by reference.

Information concerning our Code of Ethics and Conduct will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Code of Ethics and Conduct.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information in response to this item will appear in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions “Executive Compensation,” “Director Compensation” and “Report of the Compensation Committee on Executive Compensation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in the company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

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

Date: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK CORRIGAN Mark Corrigan	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2013

/s/ JUSTIN A. RENZ Justin A. Renz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/ SALLY CRAWFORD Sally Crawford	Director	March 7, 2013

/s/ TODD FOLEY Todd Foley	Director	March 7, 2013

/s/ FRANK HAYDU Frank Haydu	Director	March 7, 2013

/s/ WILLIAM HUNTER William Hunter	Director	March 7, 2013

/s/ MICHAEL KAUFFMAN Michael Kauffman	Director	March 7, 2013

/s/ W. JAMES O’SHEA W. James O’Shea	Director	March 7, 2013

Zalicus Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zalicus Inc.

We have audited the accompanying consolidated balance sheets of Zalicus Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zalicus Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2013

Zalicus Inc.

Consolidated Balance Sheets

(in thousands except per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,531	$2,750
Restricted cash	50	50
Short-term investments	30,059	45,124
Accounts receivable	3,045	1,886
Prepaid expenses and other current assets	684	1,397

Total current assets	38,369	51,207
Property and equipment, net	3,535	5,258
Intangible asset, net	17,654	21,546
Restricted cash and other assets	1,817	1,872

Total assets	$61,375	$79,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,261	$1,743
Accrued expenses and other current liabilities	4,841	6,133
Deferred revenue	4,918	3,349
Current portion of term loan payable	6,327	4,035
Current portion of lease incentive obligation	284	284

Total current liabilities	19,631	15,544
Term loan payable, net of current portion	8,772	15,099
Deferred revenue, net of current portion	600	3,000
Deferred rent, net of current portion	457	605
Lease incentive obligation, net of current portion	875	1,159
Other long-term liabilities	14	563
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 127,019 and 99,239 shares issued and outstanding at December 31, 2012 and 2011, respectively	127	99
Additional paid-in capital	371,912	340,518
Accumulated other comprehensive income (loss)	10	(8)
Accumulated deficit	(341,023)	(296,696)

Stockholders’ equity	31,026	43,913

Total liabilities and stockholders’ equity	$61,375	$79,883

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Collaborations and other	$12,097	$7,595	$45,969
Government contracts and grants	453	589	772

Total revenue	12,550	8,184	46,741

Operating expenses:
Research and development	41,423	35,294	23,011
General and administrative	8,977	10,400	12,115
Amortization of intangible	3,892	5,141	18,736
Restructuring	1,094	—	—

Total operating expenses	55,386	50,835	53,862

Loss from operations	(42,836)	(42,651)	(7,121)
Interest income	150	136	132
Interest expense	(2,173)	(976)	(12)
Loss on revaluation of contingent consideration	—	—	(29,286)
Other income	91	20	32

Net loss before benefit for income taxes	(44,768)	(43,471)	(36,255)
Benefit for income taxes	441	1,428	1,210

Net loss	$(44,327)	$(42,043)	$(35,045)

Net loss per share—basic and diluted	$(0.38)	$(0.43)	$(0.42)

Weighted average number of common shares used in net loss per share calculation —basic and diluted	117,316,968	97,347,193	82,663,645

Net loss	$(44,327)	$(42,043)	$(35,045)
Other comprehensive loss:
Unrealized gain (loss) on investments	18	12	(18)

Comprehensive loss	$(44,309)	$(42,031)	$(35,063)

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2009	117,828,347	$118	$272,405	$(2)	$(219,608)	$52,913
Net loss	—	—	—	0	(35,045)	(35,045)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Exercise of stock options	502,179	—	484	—	—	484
Issuance of restricted stock to employees	726,045	1	(391)	—	—	(390)
Stock-based compensation expense	—	—	2,928	—	—	2,928
Cancellation of escrow shares in connection with Neuromed merger	(29,943,752)	(30)	30	—	—	—
Release of escrow shares in connection with Neuromed merger	—	—	42,050	—	—	42,050
Issuance of warrants in connection with term loan	—	—	75	—	—	75

Balance at December 31, 2010	89,112,819	89	317,581	(20)	(254,653)	62,997
Net loss	—	—	—	—	(42,043)	(42,043)
Unrealized gain on investments	—	—	—	12	—	12
Exercise of stock options	1,054,266	1	1,123	—	—	1,124
Vesting of restricted stock units	187,500	—	—	—	—	—
Stock-based compensation expense	—	—	2,196	—	—	2,196
Issuance of common stock, net of issuance costs	8,884,800	9	19,190	—	—	19,199
Issuance of warrants in connection with term loan	—	—	428	—	—	428

Balance at December 31, 2011	99,239,385	99	340,518	(8)	(296,696)	43,913
Net loss	—	—	—	—	(44,327)	(44,327)
Unrealized gain on investments	—	—	—	18	—	18
Exercise of stock options	150,539	—	124	—	—	124
Vesting of restricted stock units	187,500	—	—	—	—	—
Stock-based compensation expense	—	—	1,832	—	—	1,832
Issuance of common stock, net of issuance costs	27,149,932	28	29,084	—	—	29,112
Severance payment settled in stock	291,667	—	354	—	—	354

Balance at December 31, 2012	127,019,023	$127	$371,912	$10	$(341,023)	$31,026

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(44,327)	$(42,043)	$(35,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,373	7,205	21,163
Noncash restructuring charge	(7)	—	—
Noncash interest expense	266	152	3
Noncash rent expense	(284)	(283)	(284)
Stock-based compensation expense	1,832	2,196	2,928
Loss on revaluation of contingent consideration	—	—	29,286
(Gain) loss on fixed assets	(8)	42	52
Loss (gain) on foreign exchange	7	(53)	175
Decrease in deferred rent	(148)	(138)	(32)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,159)	(281)	1,322
Decrease (increase) in prepaid expenses and other assets	756	(460)	4,559
Increase (decrease) in accounts payable	1,518	(97)	(2,429)
Increase (decrease) in accrued restructuring	29	—	(1,274)
(Decrease) increase in accrued expenses and other long-term liabilities	(1,506)	72	(2,366)
(Decrease) increase in deferred revenue	(831)	312	620

Net cash (used in) provided by operating activities	(38,489)	(33,376)	18,678

Investing activities
Purchases of property and equipment	(48)	(350)	(1,094)
Proceeds from sales of property and equipment	308	43	97
Purchases of short-term investments	(110,481)	(160,196)	(369,849)
Sales and maturities of short-term investments	125,546	156,883	342,583
Decrease in restricted cash	—	—	700

Net cash provided by (used in) investing activities	15,325	(3,620)	(27,563)

Financing activities
Net proceeds from term loan	—	16,979	2,868
Repayment of term loan	(4,293)	(364)	—
Proceeds from issuance of common stock, net of issuance costs	29,112	19,199	—
Proceeds from exercise of stock options	124	1,124	484
Repurchases of common stock	—	—	(391)
Payment of deferred financing costs	—	—	(26)

Net cash provided by financing activities	24,943	36,938	2,935

Effect of exchange rate changes on cash and cash equivalents	2	(12)	(9)

Net increase (decrease) in cash and cash equivalents	1,781	(70)	(5,959)
Cash and cash equivalents at beginning of the period	2,750	2,820	8,779

Cash and cash equivalents at end of the period	$4,531	$2,750	$2,820

Supplemental disclosure of cash flow information
Cash paid for interest	$1,851	$649	$—

Supplemental disclosure of noncash investing and financing activities
Fair value of warrants issued in connection with issuance of term loans	$—	$428	$75

Assets acquired under capital lease	$—	$159	$—

See accompanying notes.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Nature of the Business

On September 8, 2010, CombinatoRx, Incorporated changed its name to Zalicus Inc. In conjunction with the name change, the trading symbol for its common stock on the NASDAQ Global Market changed from “CRXX” to “ZLCS”. Zalicus Inc. was formed as a Delaware corporation on March 28, 2000. Zalicus Inc., and its subsidiaries (the “Company”), is a biopharmaceutical company developing drug candidates with a focus on the treatment of pain. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technologies and the research and development of its drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for its technology and product candidates.

The Company is subject to risks common to companies in the life science industry. All of its current product candidates are in preclinical or clinical development. If it does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability.

The Company has a limited operating history and has incurred losses from operations since inception, resulting in an accumulated deficit of $341,023 at December 31, 2012. The Company’s cash, cash equivalents and short-term investments are sufficient to fund operations and service its outstanding debt through at least January 1, 2014. The Company may seek additional funding through public or private equity or debt financings and collaboration agreements. Additional funding, if needed, may not be available to the Company on acceptable terms or at all. Any additional equity financing would be dilutive to existing stockholders, and any debt financing, if available, may involve restrictive covenants that could adversely impact how the Company conducts its business. If the Company is unable to obtain funding on a timely basis, it may be required to significantly curtail its business or one or more of its research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of its technologies or product candidates which the Company would otherwise develop and pursue on its own.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates include the timing of the recovery of the Exalgo intangible, clinical trial expenditures and stock compensation expense. Actual results could differ from those estimates.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary is the United States dollar. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net foreign exchange losses of $7 and $175 were recorded in other expense in the years ended December 31, 2012 and 2010, respectively, and a gain of $53 was recorded in other expense in the year ended December 31, 2011.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and unrealized gain on investments for all periods presented.

Effective January 1, 2012, the Company adopted revised accounting guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income and its components in the financial statements. As a result of the guidance, companies are now required to present net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard does not, however, change the items that must be reported in other comprehensive income or the determination of net income. The new guidance is to be applied retrospectively. The adoption only impacted the presentation of the Company’s financial statements.

Revenue Recognition

Collaborations

Effective January 1, 2011, the Company adopted the accounting standards for revenue recognition related to multiple-deliverable revenue arrangements entered into or significantly modified after the date of adoption. Under the authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. The Company determined that the adoption of this standard had no impact on revenues reported for the year ended December 31, 2010. In addition, there would be no change in the Company’s accounting if the accounting standard were applied to ongoing collaboration agreements entered into prior to January 1, 2011. The Company determined that the adoption of this standard had no impact on revenues reported for the years ended December 31, 2012 and December 31, 2011.

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

Effective January 1, 2011, the Company adopted accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

The Company has entered into collaborative research and development agreements and service agreements with other pharmaceutical and biotechnology companies, government agencies and charitable foundations. These agreements are generally in the form of research and development and license agreements. The agreements are primarily for early-stage compounds and are generally focused on specific disease areas. The agreements generally provide for nonrefundable up-front payments, milestone payments upon achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the product receives marketing approval by the FDA or other regulatory agencies.

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

Fair Value Measurements

Effective January 1, 2012, the Company adopted revised accounting guidance issued by the FASB on fair value measurement and disclosure requirements. The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is to be applied prospectively. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2012 and 2011:

	Fair Value Measurement as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$8,524	$21,535	$—	$30,059

	Fair Value Measurement as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$15,119	$30,005	$—	$45,124

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

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and recorded as a prepaid expense. The prepaid amounts are expensed as the related goods are delivered or the services are performed. If expectations change such that the Company does not expect it will need the goods to be delivered or the services to be rendered, prepaid nonrefundable advance payments would be charged to expense.

Impairment of Intangible Assets

The Company continually monitors whether events or circumstances have occurred that indicate that the carrying value of these assets may no longer be recoverable or that the estimated remaining useful life of its intangible assets may warrant revision. The carrying value for intangible and long-lived assets with finite lives is reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than the asset’s carrying value. Any write-downs are treated as permanent reductions in the carrying value of the assets. As of December 31, 2012 and 2011, the Company concluded that its intangible assets and long-lived assets were recoverable.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to develop internal use software. Capitalized software development costs are included in property and equipment and are depreciated over their estimated useful lives (five years) when development is complete. The net book value of the Company’s capitalized software was $37 and $77 at December 31, 2012 and 2011, respectively.

Accounting for Stock-Based Compensation

The Company recognizes as expense the estimated fair value of all share-based payments to employees. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates its tax positions on a quarterly basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in general and administrative expense. The Company’s evaluation was performed for the tax years ended December 31, 2009 through December 31, 2012, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012.

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

On December 21, 2009, the Company completed the merger with Neuromed Pharmaceuticals, Inc. (“Neuromed”). Under the terms of the merger agreement and a related escrow agreement (the “Escrow Agreement”), at closing the Company issued 14,937,654 new shares of its common stock (the “Firm Shares”) to Neuromed stockholders and placed 67,826,875 new shares in escrow for the benefit of Neuromed stockholders (the “Escrow Shares”). Of the Escrow Shares subject to the Escrow Agreement, an aggregate of 19,916,872 shares (the “Holdback Shares”) were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo and an aggregate of 47,910,003 shares (the “Milestone Shares”) were placed into escrow and would or would not be released to Neuromed stockholders depending upon the timing of the FDA’s approval of Exalgo. Former Neuromed stockholders had voting and other ownership rights with respect to the Holdback Shares but no voting rights with respect to the Milestone Shares. As a result, at the closing of the merger with Neuromed, current Zalicus stockholders effectively retained approximately 50% of the outstanding voting shares of common stock of Zalicus immediately after the merger, former Neuromed stockholders effectively owned or controlled approximately 48.5% of the outstanding voting shares of common stock of Zalicus immediately after the merger (a portion of which was subject to the terms of the Escrow Agreement), and certain Neuromed directors, officers and other employees effectively held approximately 1.5% of the outstanding shares of common stock of Zalicus immediately after the merger in the form of shares underlying restricted stock unit awards granted under the Neuromed special equity incentive plan. The release of the Escrow Shares, and any resulting adjustment of the relative ownership percentage of the then outstanding shares of common stock of the combined company, was based upon the timing of the FDA’s approval of Exalgo and, subject to the terms and conditions of the Escrow Agreement. The Escrow Shares were accounted for as contingent consideration as part of the accounting for the merger.

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

The Company reassessed the fair value of the contingent consideration at each reporting period and recorded gains and losses as a result of the reassessment in the statement of operations. On March 1, 2010, the FDA approved the New Drug Application for Exalgo, and the contingency was resolved. As a result, 37,883,123 Escrow Shares were released to former Neuromed stockholders. The fair value of the contingent consideration liability was $42,050 as of March 1, 2010, and the Company recorded a loss of $29,286 in the statement of operations in the year ended December 31, 2010. The fair value of the contingent consideration was recorded as additional paid-in capital upon the release of the Escrow Shares.

4.	Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased and also investments in money market funds. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss.

Available-for-sale securities at December 31, 2012 and 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012—
Corporate debt securities	$21,525	$10	$—	$21,535
Treasury money market funds	8,524	—	—	8,524

	$30,049	$10	$—	$30,059

December 31, 2011—
Corporate debt securities	$18,462	$7	$(15)	$18,454
Government agencies	11,551	—	—	11,551
Treasury money market funds	15,119	—	—	15,119

	$45,132	$7	$(15)	$45,124

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at December 31, 2012 and 2011, by contractual maturity, were as follows:

	December 31, 2012		December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$21,525	$21,535	$26,225	$26,218

Maturing in more than one year	$—	$—	$3,788	$3,787

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	December 31,
		2012	2011
Leasehold improvements	Lesser of useful life or life of lease	$5,571	$5,571
Laboratory equipment	5	6,036	7,266
Computer equipment	3	805	831
Construction in progress	—	5	114
Capitalized software	5	815	815
Furniture and fixtures	3	496	502

		13,728	15,099
Less: accumulated depreciation		(10,193)	(9,841)

		$3,535	$5,258

Depreciation expense, including amortization of assets recorded under capital leases, for the years ended December 31, 2012, 2011 and 2010 was approximately $1,481, $2,064 and $2,427, respectively.

6.	Intangible Assets

The intangible asset relates to rights to receive milestone payments and royalties from Mallinckrodt for the commercial rights to Exalgo that were acquired as part of the merger with Neuromed. The intangible asset was initially recorded on December 21, 2009 at a value of $45,943 with an ongoing useful life of five years, representing the remaining patent life of Exalgo. The intangible asset is being amortized in a manner which reflects estimates of future undiscounted cash flows expected to be generated from Exalgo. At December 31, 2011, the Company evaluated the Exalgo intangible asset based on estimates of future undiscounted cash flows and determined that the remaining useful life should be increased to four years. The Company recorded amortization expense of $3,892, $5,141 and $18,736 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company estimates that the remaining amortization for the intangible asset will be as follows:

2013	$8,722
2014	6,076
2015	2,856

Total	$17,654

As of December 31, 2012 and 2011, the gross carrying amount of intangible assets was $45,943, and accumulated amortization was $28,289 and $24,397, respectively.

7.	Restructuring

On February 8, 2012, the Company committed to closing its discovery research operations in Vancouver, British Columbia, Canada. The Company closed its Vancouver discovery research operations to conserve capital while still advancing the Company’s preclinical ion channel modulator program. The closing of the Vancouver operations resulted in a workforce reduction of 16 employees. The Company completed the restructuring during the fourth quarter of 2012.

As a result of the closing of its Vancouver operations, the Company recorded a net restructuring charge of $1,094 in the year ended December 31, 2012. The restructuring charges were primarily associated with cash payments for severance and other personnel-related expenses. Severance payments will continue into the first quarter of 2013. Costs associated with the restructuring are included in operating expenses in the statement of operations for the year ended December 31, 2012 and in current liabilities on the balance sheet at December 31, 2012.

The following table summarizes the activity of accrued restructuring expense as of December 31, 2012 related to the closing of the Company’s Vancouver research operations:

	Balance at December 31, 2011	Charges	Payments	Other	Balance at December 31, 2012
Termination benefits	$—	$1,101	$(1,067)	$—	$34
Facilities	—	(7)	—	7	—

Total	$—	$1,094	$(1,067)	$7	$34

8.	Term Loan Payable

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

The Company was required to make interest only payments on the Term Loans on a monthly basis for the first six full calendar months subsequent to the funding of the applicable Term Loan. After the interest only period, the Company is required to make payments of outstanding principal and interest on each Term Loan in 36 equal monthly installments. Each Term Loan becomes due and payable 42 months after the date of the funding of each Term Loan. Interest on each Term Loan will accrue at an annual fixed rate equal to 10.26%, 10.25% and 10.51% for Term Loan A, Term Loan B and Term Loan C, respectively.

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

Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company’s business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company’s business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loans that is not due within 12 months of December 31, 2012 has been classified as long-term, as the Company believes a material adverse change is remote.

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

Future principal payments under the Loan and Security Agreement at December 31, 2012, are as follows:

2013	$6,495
2014	6,707
2015	2,141

Total	15,343

Current portion of term loan payable	6,495
Discount on current portion of term loan payable	(168)

Current portion of term loan payable, net of discount	6,327

Noncurrent portion of term loan payable	8,848
Discount on noncurrent portion of term loan payable	(76)

Term loan payable, net of current portion and discount	$8,772

9.	Research and Development Agreements

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., a subsidiary of Covidien (“Mallinckrodt”), to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15,000. The Company received a milestone payment of $40,000 following FDA approval of Exalgo in March 2010 and is eligible for tiered royalties on Mallinckrodt’s net sales of Exalgo. Mallinckrodt will continue to pay these royalties on net sales for as long as it is selling Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024. For the years ended December 31, 2012, 2011 and 2010, total revenue recognized from Mallinckrodt represented 42.0%, 35.0% and 90.5% of total revenue, respectively.

Mallinckrodt launched the commercial sale of Exalgo in the second quarter of 2010. The Company recognized $5,220, $2,521 and $1,615 of revenue related to royalties from Mallinckrodt’s sale of Exalgo during the years ended December 31, 2012, 2011 and 2010, respectively. The Company received payments related to Exalgo royalties totaling $4,593, $2,058 and $1,238 during the years ended December 31, 2012, 2011 and 2010, respectively.

On October 29, 2010, Mallinckrodt received a Paragraph IV Certification Notice Letter from Watson Laboratories, Inc.—Florida, a subsidiary of Watson Pharmaceuticals, Inc., now Actavis Inc. (“Actavis”) notifying them that it had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA for approval to market a generic version of hydromorphone, the active pharmaceutical ingredient in Exalgo, prior to the expiration of U.S. Patent No. 5,914,131, which expires on July 7, 2014, and is listed in the Orange Book. The notice letter further stated that Watson was asserting that claims in U.S. Patent No. 5,914,131 were not infringed and/or are invalid. On December 10, 2010, Mallinckrodt filed a patent infringement lawsuit against Watson Laboratories, Inc.—Florida, Watson Pharma, Inc. and Watson Pharmaceuticals, Inc., in response to the ANDA filing, which the Company refers to as the Exalgo litigation. The complaint, which was filed in the U.S. District Court for the District of New Jersey, alleged infringement of the referenced patent. On January 25, 2012, the Company confirmed the settlement of the litigation between Mallinckrodt and Actavis regarding the patents covering Exalgo. Under the terms of the settlement, Actavis can introduce a generic version of the approved 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, as opposed to July 7, 2014, the original patent expiration date. Under Zalicus’s agreement with Mallinckrodt, its royalties on net sales would be reduced by 50% upon the introduction of a generic version of Exalgo at the approved dosage strengths.

Neuromed also entered into a development and transition services agreement with Mallinckrodt, pursuant to which the Company performed development and regulatory activities relating to the FDA approval of Exalgo. These activities are at Mallinckrodt’s cost and expense, capped at $16,000. Through December 31, 2012, $8,763 has been billed and received related to the development and transition services agreement. The Company recorded $56, $340 and $678 of revenue and received payments related to development and transition services totaling $100, $371 and $1,959 during the years ended December 31, 2012, 2011 and 2010, respectively.

Fovea Pharmaceuticals SA

On January 30, 2006, the Company entered into a research and license agreement with Fovea Pharmaceuticals SA (“Fovea”). Under the terms of the agreement, Fovea agreed to conduct, at its own expense, preclinical and clinical development of combination drug candidates it selected from the Company’s portfolio of product candidates for certain ophthalmic indications, including creating ophthalmic formulations for these selected drug candidates. Fovea was acquired by Sanofi SA in October 2009 and is now a subsidiary of Sanofi.

On July 22, 2009, the Company and Fovea amended and restated the research and license agreement. Under the amended and restated agreement, the Company granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea has advanced one such combination, Prednisporin (FOV1101), through Phase 2b clinical development for allergic conjunctivitis and is currently seeking to continue the development of Prednisporin (FOV1101) through a sublicense.

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

The most advanced product candidate subject to the Fovea agreement, Prednisporin (FOV1101), is not currently being developed, or planned to be developed, to treat dry eye syndrome, nor are there any other product candidates subject to the Fovea agreement that are currently being developed for dry eye syndrome. As a result, the Company believes that there is a remote likelihood that this milestone will be achieved. The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2012 and 2011 and recognized $500 in milestone payments in the year ended December 31, 2010 upon Fovea’s initiation of Phase 2b clinical testing.

Novartis

In May 2009, Zalicus entered into a research collaboration and license agreement (“Collaboration Agreement”) with Novartis Institutes of BioMedical Research, Inc., (“Novartis”), focused on the discovery of novel anti-cancer combinations. Through the collaboration, the Company is using its proprietary cHTS platform to screen a unique library of molecules, including Novartis compounds, in multiple cell lines representing a broad spectrum of cancers to potentially discover novel single agent and combination therapies to treat various cancers.

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

The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2012, 2011 or 2010.

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

In April, 2012, Novartis and the Company entered into an amendment to the Collaboration Agreement to extend the funded research program pursuant to the Collaboration Agreement for an additional year until May 1, 2013. The amendment also changes the basis for up to $3,000 of annual research support payments under the

Collaboration Agreement from payments to fund the Company’s full-time equivalent employees to payments based on the Company’s combination screening deliverables. The amendment was not a material modification of the arrangement pursuant to the multiple element arrangement guidance.

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

The Company is recognizing the total consideration under the agreement ratably over the five-year software license term. The Company recorded $4,000, $2,667 and $2,000 of revenue related to the research and license agreement for the years ended December 31, 2012, 2011 and 2010, respectively, representing 32.0%, 32.6% and 4.3% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received payments related to the research and license agreement totaling $3,400 and $3,000 during the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, the Company recorded unbilled receivables for this agreement totaling $450 and $750, respectively.

Amgen Inc.

In December 2009, Zalicus entered into a research collaboration agreement with Amgen Inc. (“Amgen”), focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, the Company received a $750 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse the Company for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for the Company to do follow-up research at an annual rate of $300 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay the Company a $1,000 milestone payment for each investigational new drug application filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2012, 2011, and 2010. The Company also entered into a software license agreement with Amgen in May 2011, pursuant to which the Company provided Amgen with a non-exclusive license to use its proprietary Chalice analyzer software in connection with the collaboration and other Amgen research programs for one year. The Company entered into an amendment to this software license agreement with Amgen in August 2012, pursuant to which the Company provided Amgen with the same non-exclusive license for an additional year. Through December 31, 2012, the Company has received $1,506 in funding, expense reimbursement and software license fees under these agreements.

The Company recorded $285, $347 and $976 of revenue related to the agreements with Amgen for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received payments related to the agreements with Amgen totaling $153, $378 and $975 during the years ended December 31, 2012, 2011 and 2010, respectively.

USAMRIID

In December 2008, the Company entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola, Marburg and Lassa virus infections, which was extended in October 2010. Under the agreement, which expired in September 2011, the Company and USAMRIID undertook a joint research project, and the Company was eligible to receive up to $1,387 in funding. Through December 31, 2012, the Company has received approximately $1,364 in funding from this agreement.

In May 2010, Zalicus entered into a cooperative research and development agreement with USAMRIID focused on discovering agents to prevent or treat Alphavirus infections. Under the agreement, which expires in April 2013, the Company and USAMRIID are undertaking a joint research project, and the Company is eligible to receive up to approximately $1,056 in funding. Through December 31, 2012, the Company has received approximately $917 in funding from this agreement.

In September 2012, the Company entered into a cooperative research and development agreement with USAMRIID focused on discovering chemotherapeutic interventions to prevent and/or treat encephalitic and viral hemorrhagic fever virus infections. This agreement has an initial one-year term that can be extended by USAMRIID for two additional one-year periods. Under this agreement, the Company and USAMRIID are undertaking a joint research project, and the Company is eligible to receive up to approximately $353 in funding in the first year, and if extended by USAMRIID, $382 in funding in the second year and $391 in funding in the third year. Through December 31, 2012, the Company has received approximately $40 in funding from this agreement.

The Company recorded $453, $560 and $584 of revenue related to the three cooperative research and development agreements for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received payments related to the agreements totaling $443, $638 and $530 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, the Company had unbilled receivables for these agreements totaling $59 and $49, respectively.

Other Research Agreements

The Company recorded $2,536, $1,749 and $388 of revenue related to other cHTS research agreements for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received payments related to these agreements totaling $1,870, $1,770 and $545 during the years ended December 31, 2012, 2011 and 2010, respectively.

10.	Research Collaboration Agreement

In February 2012, the Company entered into a research collaboration agreement with Hydra Biosciences, Inc. (“Hydra”) to advance the development of its preclinical ion channel modulator product candidates for the treatment of pain. The collaboration brings together the Company’s portfolio of novel, preclinical ion channel product candidates, with Hydra’s expertise in novel ion channel discovery and preclinical drug development with the goal of advancing ion channel drug candidates into clinical development for the treatment of pain. Under the terms of the research collaboration agreement, the Company will fund research and development activities at Hydra for a two year period until February 2014, during which time Hydra will perform the discovery and preclinical development work necessary to advance the Company’s preclinical ion channel product candidates toward clinical development. In addition, the Company will retain all intellectual property and commercial rights to its ion channel product candidates that are studied under the research collaboration agreement. The Company recorded research and development expense of $2,477 in the year ended December 31, 2012 relating to this agreement and anticipates incurring payments of $3,588 over the remaining term of the agreement.

11.	Common Stock

Each share of the Company’s common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

On December 21, 2009, the Company issued 14,937,654 shares of common stock to the former Neuromed stockholders and placed 67,826,875 shares into escrow as consideration for the merger with Neuromed. (See Note 3.) The shares held in escrow would either be released from escrow or returned to the Company and cancelled based upon the timing of the FDA approval of Exalgo. Because the FDA did not approve Exalgo prior to January 1, 2010, 29,943,752 Escrow Shares were returned to the Company on January 1, 2010 and were subsequently cancelled. On March 1, 2010, the FDA approved Exalgo, and 37,883,123 shares held in escrow were released to former Neuromed stockholders.

On February 9, 2011, the Company entered into an equity distribution agreement with Wedbush Securities Inc. (“Wedbush”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. On March 31, 2011, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 8,884,800 shares of common stock for net proceeds of approximately $19,199.

On January 10, 2012, the Company entered into an equity distribution agreement with Wedbush, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.5% of the gross proceeds from each sale. On March 28, 2012, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 14,057,975 shares of common stock for net proceeds of approximately $14,484.

On June 19, 2012, the Company entered into an equity distribution agreement with Wedbush, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.0% of the gross proceeds from each sale. In August 2012, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 13,091,957 shares of common stock for net proceeds of approximately $14,625.

The Company has reserved a total of 8,730,763 shares of common stock for the exercise of stock options and warrants at December 31, 2012. The Company has issued warrants to purchase 9,363 shares of common stock to General Electric Capital Corporation with an exercise price of $6.75 per share that expire on September 15, 2014 and June 28, 2015; and warrants to purchase 64,748, 113,253 and 224,235 shares of common stock to Oxford at an exercise price of $1.39, $2.25 and $1.14 per share, respectively. The Oxford warrants expire on December 22, 2017.

12.	Stock Compensation Plans

In 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”), as amended, under which 3,028,571 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or non-statutory stock options. As of December 31, 2012, there were no options available for future issuance under the 2000 Plan.

In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan, which was effective upon the Company’s initial public offering on November 9, 2005. On December 21, 2009, the Compensation Committee of the Board of Directors, in conjunction with the Company’s Annual Meeting, authorized an increase in the number of shares of common stock reserved for issuance. As of December 21, 2009, 20,000,000 shares of common stock were reserved for issuance under the 2004 Plan. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of (i) 4,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. The Compensation Committee of the Board of Directors elected not to increase the number of shares of common stock available for issue under the 2004 Plan for 2010, 2011, 2012 or 2013. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and restricted stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. As of December 31, 2012, there were 9,344,756 shares available for future issuance under the 2004 plan.

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

The Company recognized stock compensation expense of $1,832, $2,196 and $2,928 for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the status of the Company’s stock option plans at December 31, 2012 and changes during the year then ended are presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,573,388	$1.86
Granted	2,996,000	1.11
Exercised	(150,539)	0.83
Cancelled	(2,533,018)	1.96

Outstanding at December 31, 2012	7,885,831	$1.56	7.12	$44

Vested or expected to vest at December 31, 2012	7,327,728	$1.51	7.03	$44

Exercisable at December 31, 2012	3,729,708	$1.72	5.64	$42

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the year ended December 31, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. As of December 31, 2012, there was $2,758 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.29 years. The weighted-average grant date fair value of options for the years ended December 31, 2012, 2011 and 2010 was $0.89, $1.91 and $0.80, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $43, $1,381 and $230, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

The Company valued stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed expected terms of several peer companies to support the assumptions used in its calculations. The Company averaged the expected terms of these peer companies with sufficient trading history and similar vesting terms to generate the assumptions detailed below. In 2009, the Company determined it had sufficient trading history as a publicly traded company to utilize the historical volatility of its common stock to calculate an annual expected volatility input. The risk-free interest rates used are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change.

On February 8, 2011, the Company issued 1,410,000 stock options, which are included in the table above, with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. On April 7, 2011, the performance-based vesting criteria were modified by the Compensation Committee of the Company’s Board of Directors. The Company calculated the fair value of the stock options at the modification date using the Black-Sholes pricing model. During 2012, 1,000,000 of these stock options were cancelled upon the termination of an executive. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. In September 2012, the Company learned that the vesting criteria would not be achieved with respect to 205,000 outstanding performance-based options and that the stock options would expire on January 1, 2013. Accordingly, for the year ended December 31, 2012, the Company did not recognize any stock-based compensation expense related to these stock options.

During the years ended December 31, 2012, 2011 and 2010, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2012	2011	2010
Volatility factor	102.40%	102.93%	108.69%
Risk-free interest rate	1.30%	2.21%	2.47%
Dividend yield	—%	—%	—%
Expected term (in years)	6.0	5.6	5.8

Restricted Stock

A summary of the status of non-vested restricted stock awards as of December 31, 2012 is as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2011	6,250	$4.57
Granted	—
Vested	6,250	$4.57
Canceled	—

Non-vested at December 31, 2012	—	$—

As of December 31, 2012, there was $0 of total unrecognized stock-based compensation expense related to non-vested restricted stock awards granted under the 2004 Plan. The total fair value of shares vested for the years ended December 31, 2012, 2011 and 2010 was $7, $13 and $6, respectively.

The Company issued performance-based Restricted Stock Units (“RSUs”) in 2009 and 2010 to certain employees and directors. If the performance measure is not achieved, a portion of the vesting of the RSU grant is time based contingent upon the grantee’s continued employment or board membership with the Company. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. On March 1, 2010, the performance goal for the December 21, 2009 RSU grants was achieved, and all corresponding expense, or $1,150, was recognized immediately as the awards vested in full. On March 1, 2010, the performance goal was achieved for the RSUs granted on January 15, 2010 such that all of the awards are expected to ultimately vest. The expense for this grant will be recognized on a straight-line basis over the four year vesting period. Prior to 2009, the Company had not granted awards of RSUs. A summary of the status of non-vested RSUs as of December 31, 2012 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2011	562,500	$0.95
Granted	—	—
Vested	(187,500)	0.95
Cancelled	—	—

Non-Vested at December 31, 2012	375,000	$0.95	1.04	$244

As of December 31, 2012, there was $183 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of one year. The total fair value of RSUs vested for the years ended December 31, 2012, 2011 and 2010 was $219, $403 and $1,196, respectively.

On February 22, 2012, the Company granted 350,000 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares were issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability. As of December 31, 2012, 291,667 of these shares have been issued.

13.	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company operates in two geographic segments: the United States and Canada. As of December 31, 2012, $3,535 and $0 of the Company’s long-lived assets were located in the United States and Canada, respectively. As of December 31, 2011, $4,911 and $347 of the Company’s long-lived assets were located in the United States and Canada, respectively. For the years ended December 31, 2012, 2011 and 2010, none of the Company’s revenues were generated from customers located outside the United States.

14.	Income Taxes

The benefit for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows, in thousands:

	Year Ended December 31,
	2012	2011	2010
U.S.:
Current	$—	$34	$300
Deferred	—	—	—

Total U.S.	—	34	300

Foreign:
Current	441	1,394	910
Deferred	—	—	—

Total foreign	441	1,394	910

Benefit for income taxes	$441	$1,428	$1,210

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Income tax computed at federal statutory tax rate	34.0%	34%	34.0%
State taxes, net of federal benefit	2.6%	2.4%	3.0%
Impact of state rate change	—%	0.1%	(0.5)%
Gain on revaluation of contingent consideration	—%	—%	(27.5)%
Change in valuation allowance	(36.5)%	(36.2)%	(11.7)%
Other	1.0%	6.2%	3.3%
Stock-based compensation	(0.6)%	(5.0)%	(0.8)%
Research and development credits	0.7%	1.6%	3.0%
Permanent differences	(0.2)%	0.1%	0.5%

Total	1.0%	3.2%	3.3%

The Company has incurred net operating losses since inception. At December 31, 2012, the Company had domestic federal and state net operating loss carryforwards of approximately $79,229 and $51,350, respectively, available to reduce future taxable income, which expire at various dates through 2032. At December 31, 2012, the Company also had federal and state research and development tax credit carryforwards of approximately $861 and $1,027, respectively, available to reduce future tax liabilities and which expire through 2031 and 2027, respectively. The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012 through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 is estimated to be $600, which will be recognized in the first quarter of fiscal 2013, the quarter in which the law was enacted and which will be fully offset by a valuation allowance. The Company also has foreign net operating loss carryforwards, subject to certain limitations on use, of approximately $77,717, which expire at various dates through 2032. The Company also has foreign research and development tax credit carryforwards of $6,997, which never expire. The net operating loss carryforwards included $3,347 of federal and $309 of state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid-in-capital once they are “realized”. Utilization of the domestic federal net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Internal Revenue Code Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that could occur in the future.

Deferred taxes consist of the following:

	As of December 31,
	2012	2011
Net operating loss carryforwards	$47,924	$31,608
Research and development credits/Investment tax credits	13,306	13,026
Capitalized research and development costs	6,940	11,958
Stock-based compensation	3,733	3,391
Depreciation and amortization	1,150	1,808
Accrued expenses	205	128
Deferred revenue	1,178	1,178
Other	(493)	(380)

Deferred tax asset	73,943	62,717
Deferred tax asset valuation allowance	(73,943)	(62,717)

Net deferred tax asset	$—	$—

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $73,943 and $62,717 has been established at December 31, 2012 and 2011, respectively. The change in the valuation allowance was $11,226 for the year ended December 31, 2012.

As a result of the acquisition of Neuromed, the Company recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities in accordance with ASC 740-10. During the years ended December 31, 2012, 2011 and 2010, the Company reversed $441, $1,395 and $910 of unrecognized tax benefits, respectively, and $65, $379 and $306 of related accrued interest and penalties, respectively, due to the expiration of the statute of limitations for certain tax years. The Company has not, as yet, conducted a study of its domestic research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations and comprehensive loss or cash flows if an adjustment were required.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2012, 2011 and 2010:

December 31, 2009	$2,685
Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(910)
Foreign exchange revaluation	103

December 31, 2010	$1,878

Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(1,395)
Foreign exchange revaluation	(52)

December 31, 2011	$431

Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(441)
Foreign exchange revaluation	10

December 31, 2012	$—

The tax years 2001 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States and Canada, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, Revenue Canada or state or provincial tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $0, $74 and $108 of interest expense, respectively, related to uncertain tax positions.

15.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2012	2011
Accrued clinical trial costs	$1,535	$2,728
Accrued payroll and related benefits	1,696	2,195
Accrued professional fees	179	295
Accrued research collaboration expense	515	295
Accrued other expenses	916	620

	$4,841	$6,133

16.	Commitments

On October 18, 2005, the Company entered into a lease agreement for approximately 40,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The initial term of the lease commenced on September 1, 2006 for the office space and December 1, 2006 for the laboratory space and was to extend until November 30, 2016 with two five-year renewal options. The Company had the right to use and controlled physical access to the leased premises beginning on December 6, 2005. Thus, the effective lease term began on that date. In March 2006, the Company amended (the “First Amendment”) the October 18, 2005 operating lease agreement. The First Amendment provided for 23,199 square feet of additional laboratory space. The Company committed to lease this additional laboratory space through January 2017. In addition, the First Amendment extended the original lease term of the existing space an additional two months through January 2017.

Additionally, the lease, as amended, contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are being accounted for as rent expense under the straight-line method. In connection with the lease, the Company received approximately $6,900 in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of lease incentive obligation and lease incentive obligation, net of current portion in the balance sheets at December 31, 2012 and 2011. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

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

Under the terms of the Lease, as amended by the Amendment, the Company continues to lease and occupy approximately 23,000 square feet of office and laboratory space at the Facility with a lease term until January 2017. Under the Amendment, as consideration for the right to cease occupancy of the Office Premises, the Company paid the Landlord $500 on October 1, 2009 and $1,000 in the year ended December 31, 2010.

In connection with the Amendment, the Company’s Letter of Credit for the benefit of the Landlord was reduced from $4,000 to $2,500, effective December 1, 2009 and was reduced to $1,800 effective as of December 1, 2010. The certificate of deposit that secures the letter of credit is included in restricted cash on the consolidated balance sheet in the amount of $1,800 for each of the years ended December 31, 2012 and 2011.

In connection with the merger with Neuromed (as discussed in Note 3), the Company assumed a sublease renewal and amendment agreement relating to the Company’s office and laboratory facility in Vancouver, British Columbia, Canada. Under the terms of this sublease the Company leased approximately 24,600 square feet of office and laboratory space, which was reduced to approximately 12,000 square feet. The Company renewed the sublease on December 14, 2011 through December 31, 2012. On February 9, 2012, the Company terminated the sublease, effective August 9, 2012.

The Company also leases certain office equipment under various operating leases. Total rent expense was $1,322, $1,486 and $1,676 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2012 are as follows:

2013	$1,229
2014	1,230
2015	1,230
2016	1,230
2017	102
Thereafter	—

$5,021

On May 31, 2011 the Company entered into a capital lease for certain information technology equipment. At December 31, 2012 and 2011, $159 was recorded in equipment and $89 and $36 was recorded in accumulated depreciation, respectively, related to this capital lease. A liability of $68 and $116 was recorded in accrued expenses and other current liabilities and other long-term liabilities at December 31, 2012 and 2011, respectively. Future minimum payments are as follows:

2013	$59
2014	14

Total	73
Less interest	(5)

Capital lease obligation	$68

17.	Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock units, warrants and stock issuance commitments, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2012, 2011 and 2010, as they would be anti-dilutive.

	As of December 31,
	2012	2011	2010
Options outstanding	7,885,831	7,573,388	7,110,447
Unvested restricted stock or restricted stock units	375,000	568,750	762,500
Warrants outstanding	411,599	411,599	136,000
Outstanding stock issuance commitments (See Note 12)	58,333	—	—

18.	Employee Benefit Plans

In May 2001, the Company adopted the Zalicus Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the Board of Directors. During 2012, 2011 and 2010, the Company made contributions of $237, $240 and $273, respectively.

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

The Company may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to: (i) four percent (4%) of each such participant’s cash compensation for such year, less (ii) the amount of matching contributions made to the Company’s qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by the Company on the date the matching contribution is credited to the NQ Plan, which is currently planned to be the January following a participant’s election, and have deferred the maximum amount permitted under the Company’s tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals. The Company contributed approximately $87 to the NQ Plan as of December 31, 2012. As of February 28, 2013, there were no participants enrolled in the NQ Plan.

19.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2012	Second Quarter Ended June 30, 2012	Third Quarter Ended September 30, 2012	Fourth Quarter Ended December 31, 2012
Revenue	$2,320	$2,924	$3,518	$3,788
Operating expenses:
Research and development	10,582	9,861	12,050	8,930
General and administrative	2,663	2,308	2,201	1,805
Amortization of intangible asset	973	973	974	972
Restructuring	1,101	28	(17)	(18)

Total operating expenses	15,319	13,170	15,208	11,689
Loss from operations	(12,999)	(10,246)	(11,690)	(7,901)
Interest income	41	44	35	30
Interest expense	(591)	(563)	(532)	(487)
Other income	7	—	13	71

Net loss before benefit for income taxes	(13,542)	(10,765)	(12,174)	(8,287)
Benefit for income taxes	—	441	—	—

Net loss	$(13,542)	$(10,324)	$(12,174)	$(8,287)

Net loss per share—basic and diluted	$(0.13)	$(0.09)	$(0.10)	$(0.06)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	103,790,071	113,730,060	124,562,900	126,989,856

Comprehensive loss	$(13,520)	$(10,331)	$(12,171)	$(8,287)

	First Quarter Ended March 31, 2011	Second Quarter Ended June 30, 2011	Third Quarter Ended September 30, 2011	Fourth Quarter Ended December 31, 2011
Revenue	$1,271	$1,848	$2,428	$2,637
Operating expenses:
Research and development	7,817	8,990	8,871	9,616
General and administrative	2,744	2,723	2,563	2,370
Amortization of intangible asset	1,285	1,285	1,285	1,286

Total operating expenses	11,846	12,998	12,719	13,272
Loss from operations	(10,575)	(11,150)	(10,291)	(10,635)
Interest income	36	31	33	36
Interest expense	(105)	(116)	(358)	(397)
Other (expense) income	(67)	(79)	148	18

Net loss before benefit for income taxes	(10,711)	(11,314)	(10,468)	(10,978)
Benefit for income taxes	—	—	1,217	211

Net loss	$(10,711)	$(11,314)	$(9,251)	$(10,767)

Net loss per share—basic and diluted	$(0.12)	$(0.11)	$(0.09)	$(0.11)

Weighted-average number of common shares used in net loss per share calculation	91,973,419	98,867,394	99,214,522	99,231,443

Comprehensive loss	$(10,697)	$(11,303)	$(9,286)	$(10,745)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	S-4	4.11	08/07/2009	333-161146

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amendment to Employment Agreement with Jason Cole, dated January 4, 2013.	8-K	10.2	01/09/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated January 4, 2013.	8-K	10.1	01/09/2013	000-51171

#10.13	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.14	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.15	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.16	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#*10.17	Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 3, 2013.

#10.18	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.19	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen	10-K	10.20	03/09/2012	000-51171

#10.20	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.21	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.23	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

#*10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated January 3, 2013.

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

†10.29	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.30	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.31	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

†10.32	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.33	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.34	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.35	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.36	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.37	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.38	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.39	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.40	Loan and Security Agreement dated as of December 22, 2010,	8-K	10.1	12/22/2010	000-51171

10.41	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/02/2012	000-51171

10.42	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

10.43	Equity Distribution Agreement dated as of January 10, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.44	Equity Distribution Agreement dated as of June 29, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

21.1	List of subsidiaries.	10-K	21.1	03/10/2012	000-51171

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.