Form 10-Q
period 2013-03-31
Zalicus Inc.
filed 2013-05-03
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 1, 2013: 127,264,856 shares

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

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,221	$4,531
Restricted cash	50	50
Short-term investments	21,077	30,059
Accounts receivable	2,532	3,045
Prepaid expenses and other current assets	834	684

Total current assets	27,714	38,369
Property and equipment, net	3,212	3,535
Intangible asset, net	15,473	17,654
Restricted cash and other assets	1,804	1,817

Total assets	$48,203	$61,375

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,426	$3,261
Accrued expenses and other current liabilities	3,519	4,841
Deferred revenue	4,583	4,918
Current portion of term loan payable	6,521	6,327
Current portion of lease incentive obligation	284	284

Total current liabilities	16,333	19,631
Term loan payable, net of current portion	7,067	8,772
Deferred revenue, net of current portion	75	600
Deferred rent, net of current portion	420	457
Lease incentive obligation, net of current portion	804	875
Other long-term liabilities	—	14
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 127,265 and 127,019 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	127	127
Additional paid-in capital	372,443	371,912
Accumulated other comprehensive income	4	10
Accumulated deficit	(349,070)	(341,023)

Stockholders’ equity	23,504	31,026

Total liabilities and stockholders’ equity	$48,203	$61,375

Zalicus Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Royalties	$1,432	$1,118
cHTS services and other collaborations	2,242	1,202

Total revenue	3,674	2,320

Operating expenses:
Research and development	7,079	10,582
General and administrative	2,042	2,663
Amortization of intangible	2,181	973
Restructuring	—	1,101

Total operating expenses	11,302	15,319

Loss from operations	(7,628)	(12,999)
Interest income	23	41
Interest expense	(440)	(591)
Other (expense) income	(2)	7

Net loss	$(8,047)	$(13,542)

Net loss per share—basic and diluted	$(0.06)	$(0.13)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	127,225,319	103,790,071

Comprehensive loss	$(8,053)	$(13,520)

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months Ended March 31.
	2013	2012
Operating activities
Net loss	$(8,047)	$(13,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,516	1,422
Noncash interest expense	53	73
Noncash rent expense	(71)	(72)
Stock-based compensation expense	531	509
Gain on sale of fixed assets	—	(8)
Foreign exchange (loss) gain	(3)	14
Decrease in deferred rent	(37)	(37)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	513	(625)
Increase in prepaid expenses and other assets	(139)	(204)
(Decrease) increase in accounts payable	(1,835)	944
(Decrease) increase in accrued restructuring	(34)	841
Decrease in accrued expenses and other long-term liabilities	(1,302)	(546)
(Decrease) increase in deferred revenue	(860)	143

Net cash used in operating activities	(8,715)	(11,088)

Investing activities
Purchases of property and equipment	(12)	(14)
Proceeds from sale of property and equipment	—	12
Purchases of short-term investments	(7,976)	(31,509)
Sales and maturities of short-term investments	16,958	35,697
Decrease in restricted cash	—	50

Net cash provided by investing activities	8,970	4,236

Financing activities
Repayment of term loan	(1,562)	(633)
Proceeds from issuance of common stock, net of issuance costs	—	14,484
Proceeds from exercise of stock options	—	1

Net cash (used in) provided by financing activities	(1,562)	13,852

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)

Net (decrease) increase in cash and cash equivalents	(1,310)	6,999
Cash and cash equivalents at beginning of the period	4,531	2,750

Cash and cash equivalents at end of the period	$3,221	$9,749

Cash paid for interest	$385	$470

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013.

2. Significant Accounting Policies

In the three months ended March 31, 2013, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as described below.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation. The Company changed its presentation of revenue to present royalty income separately from collaboration revenue and to combine government grant revenue with collaboration revenue. As a result, the Company reclassified (i) $1,118 from collaborations to royalties and (ii) $99 from government contracts and grants to cHTS services and other collaborations in the condensed consolidated statement of operations for the three-months ended March 31, 2012. The reclassifications had no effect on the Company’s previously reported condensed consolidated balance sheet or statement of cash flows as of and for the three-months ended March 31, 2012.

Comprehensive Loss

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. In addition, ASU 2013-02 requires disclosure regarding changes in accumulated other comprehensive income balances. ASU 2013-02 is effective for the Company for interim and annual periods ending after December 15, 2012. The adoption of ASU 2013-02 had no effect on the Company’s results of operations or financial position.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2013:

	Fair Value Measurement as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$6,026	$15,051	$—	$21,077

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

Short-term investments at March 31, 2013 and December 31, 2012 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
Corporate debt securities	$15,047	$5	$(1)	$15,051
Treasury money market funds	6,026	—	—	6,026

	$21,073	$5	$(1)	$21,077

December 31, 2012
Corporate debt securities	$21,525	$10	$—	$21,535
Treasury money market funds	8,524	—	—	8,524

	$30,049	$10	$—	$30,059

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at March 31, 2013 and December 31, 2012, by contractual maturity, were as follows:

	March 31, 2013		December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$15,047	$15,051	$21,525	$21,535

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for any period presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Accrued clinical trial costs	$1,043	$1,535
Accrued payroll and related benefits	847	1,696
Accrued professional fees	196	179
Accrued research collaboration expense	640	515
Accrued other expenses	793	916

	$3,519	$4,841

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2013 and 2012, as they would be anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Options outstanding	10,791,742	8,857,808
Unvested restricted stock units	437,500	375,000
Warrants outstanding	411,599	411,599
Outstanding stock issuance commitments (See Note 7)	—	350,000

7. Stock-Based Compensation

The Company recognized, for the three months ended March 31, 2013 and 2012, stock-based compensation expense of approximately $531 and $509, respectively, in connection with its stock-based payment awards.

Stock Options

A summary of the status of the Company’s stock option plans at March 31, 2013 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,885,831	$1.56
Granted	3,536,500	0.76
Exercised	—	—
Cancelled	(630,589)	1.72

Outstanding at March 31, 2013	10,791,742	$1.29	8.01	$48

Vested or expected to vest at March 31, 2013	8,597,033	$1.37	7.62	$48

Exercisable at March 31, 2013	4,143,309	$1.66	6.35	$48

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. As of March 31, 2013, there was $3,320 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.4 years.

The table above includes 205,000 cancelled stock options that expired on January 1, 2013 as a result of performance-based vesting criteria not being achieved.

The table above also includes 1,785,000 stock options issued on January 3, 2013 with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. For the three months ended March 31, 2013, the Company did not recognize any expense related to these stock options.

During the three months ended March 31, 2013 and 2012, the weighted-average assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2013	2012
Volatility factor	106.46%	102.3%
Risk-free interest rate	1.01%	1.33%
Dividend yield	—	—
Expected term (in years)	6.0	6.0

The Company valued stock options using the Black-Scholes pricing model and has applied the weighted-average assumptions set forth in the above table. The resulting estimated fair value of nonperformance-based options is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005 and through the current period, the Company determined it did not have sufficient history as a publicly traded company, equal to the contractual term of the options, to evaluate its expected term. In determining the expected term for options, the Company used an analysis of a peer group of companies’ expected terms to support the expected term assumption used in the Black-Scholes model. As the Company has sufficient history as a publicly traded company, greater than the estimated expected term of the options, the Company utilized the historical volatility of its common stock to calculate an annual expected volatility input. The risk-free interest rates used are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change.

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of March 31, 2013 and changes during the three months then ended is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2012	375,000	$0.95
Granted	250,000	0.76
Vested	(187,500)	0.95
Cancelled	—	—

Nonvested at March 31, 2013	437,500	$0.84	1.92	$293

As of March 31, 2013, there was $305 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the Company’s Amended and Restated 2004 Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.9 years.

On February 22, 2012, the Company granted 350,000 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares were issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability.

8. Subsequent Events

NASDAQ Listing Matters

On October 22, 2012, the Company received a deficiency notice from NASDAQ notifying the Company that it was not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for its common stock, over the last 30 consecutive business days, had closed below the minimum $1.00 per share requirement for continued listing. The notification had no immediate effect on the listing of the Company’s common stock.

In accordance with Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until April 22, 2013, to regain compliance with the Rule. If at any time before April 22, 2013, the bid price of the Company’s common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ would have provided written notification that the Company had achieved compliance with the Rule. The Company was not able to maintain the minimum closing bid price by April 22, 2013, and as a result, the Company voluntarily applied to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In connection with the transfer to the NASDAQ Capital Market, which occurred on April 23, 2013, the Company was granted an additional 180 days, or until October 21, 2013, to regain compliance with the Rule by maintaining a minimum closing bid price of at least $1.00 for ten consecutive business days.

The Company will continue to monitor the bid price for its common stock and will consider various options available to the Company if its common stock does not trade at a level that is likely to regain compliance. At the Company’s 2013 annual meeting of stockholders to be held on June 6, 2013, the Company’s shareholders will vote on a proposal to authorize an amendment to its sixth amended and restated certificate of incorporation to effect a reverse stock split of its issued and outstanding shares of common stock that may be implemented by the Company’s Board of Directors at its discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of the Company’s common stock. If this proposal is approved by the Company’s shareholders, the Board of Directors of the Company could approve and implement a reverse stock split that could allow the closing bid price of the Company’s common stock on NASDAQ to be at least $1.00 per share for at least ten consecutive business days prior to October 21, 2013, which would allow the Company to maintain the listing of its common stock on the NASDAQ Capital Market.

Novartis

On May 1, 2009, the Company entered into a Research Collaboration and License Agreement (the “Collaboration Agreement”) with the Novartis Institutes for Biomedical Research, Inc. (“Novartis”) focused on the discovery of novel anti-cancer combinations using the Company’s combination high throughput screening, or cHTS, technology platform. The research program under the Collaboration Agreement had an initial two-year term that could be extended by Novartis for three additional one-year periods. In January 2011, Novartis extended the research program for an additional year, into May 2012 and in April 2012, Novartis and the Company entered into an amendment to the Collaboration Agreement to extend the research program for an additional year, into May 2013. Novartis and the Company also entered into a Software License Agreement (the “Software License”), providing Novartis with a non-exclusive license to use the Zalicus ChaliceTM analyzer software until June 2014. The term of the Software License could be extended by Novartis at its option for three additional five-year periods exercisable upon the payment of additional software licensing fees.

On April 30, 2013, Novartis and the Company entered into a second amendment to the Collaboration Agreement, to extend the funded research program under the Collaboration Agreement until October 31, 2014 and continue up to $3,000 in funded research payments under the Collaboration Agreement.

On April 30, 2013, Novartis and the Company entered into an amendment to the Software License, to extend the term of the license to the Zalicus ChaliceTM analyzer software until October 31, 2014, and to amend Novartis’ option to extend the term of the Software License to a single, one-year option, exercisable upon the payment of amended additional software licensing fees.

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

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel as well as N or T-type calcium channels. This discovery research and preclinical development is now being conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel drug discovery and development.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts.

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., or Mallinckrodt, a subsidiary of Covidien plc, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We have recognized $10.8 million in revenue related to these royalties through March 31, 2013. Following the settlement of the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, that became effective in January 2012, Actavis can introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013. Under our agreement with Mallinckrodt, our royalties on net sales of these approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which is not subject to Mallinckrodt’s settlement with Actavis and on which our royalties for net sales of Exalgo at such dosage will not be reduced as a result of Mallinckrodt’s settlement with Actavis.

As of March 31, 2013, we had an accumulated deficit of $349.1 million. We had net losses of $8.0 million and $13.5 million for the three months ended March 31, 2013 and 2012, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the three months ended March 31, 2013 and 2012, none of our revenues were generated from customers located outside the United States. As of March 31, 2013, all of our long-lived assets were located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the three months ended March 31, 2013. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2013.

Results of Operations

Comparison of the Three Months ended March 31, 2013 and March 31, 2012

Revenue. For the three months ended March 31, 2013, we recorded $3.7 million of revenue from cHTS services and other collaborations and royalties. For the three months ended March 31, 2013, we recorded an aggregate of $2.3 million of revenue from cHTS services collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the three months ended March 31, 2013 was $1.4 million. Revenue from our cHTS services collaborations for the three months ended March 31, 2012 was $1.2 million. Royalty revenue from Mallinckrodt on net sales of Exalgo during the three months ended March 31, 2012 was $1.1 million. The increase in revenue for the three months ended March 31, 2013 was primarily due to a $0.3 million increase in Exalgo royalties and a $0.4 million and a $0.3 million increase in the recognition of cHTS revenue from new and amended services collaborations with Novartis and Amgen, respectively.

Research and Development Expense. Research and development expense for the three months ended March 31, 2013 was $7.1 million compared to $10.6 million for the three months ended March 31, 2012. The $3.5 million decrease was due to a $3.3 million decrease in expenses related to Exalgo and Synavive, a $0.9 million decrease in expenses related to the clinical development of Z944, a $0.5 million decrease in cHTS collaboration discovery costs and preclinical programs and a $0.2 million decrease in infrastructure and support costs and non-cash stock-based compensation expense, offset by a $1.2 million increase in expenses related to the clinical development of Z160 and a $0.2 million increase in other clinical programs, ion channel discovery costs and unallocated clinical and preclinical program costs. The $1.2 million increase in expenses related to Z160 is due to the initiation of Phase 2 clinical development. The $0.9 million decrease in expenses related to Z944 is due to the timing of conducting our Phase 1 clinical trials in 2012. During the third quarter of 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expense to decrease for the year ending December 31, 2013.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944 and our discontinued clinical program Synavive, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the three months ended March 31, 2013 and 2012. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

Unallocated clinical and preclinical program costs consist primarily of the personnel and other expenses for our formulations, pharmacology and discovery departments, the majority of which supported the development of our clinical product candidates, including Z160 and Z944, as well as our preclinical product candidates from our ion channel program. Infrastructure and support costs consist of facility costs, depreciation and amortization and costs for research and development support personnel such as our informatics and facilities departments.

Due to the uncertainty in drug development and the stage of development of our pre-clinical and clinical programs, we are unable to predict the nature, specific timing and estimated costs to complete the development of our product candidates or the timing of when material cash inflows may commence.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Z160	$3,257	$2,077
Z944	410	1,319
Exalgo	—	26
Synavive	59	3,292
Other clinical program costs	241	165

Total clinical program costs	3,967	6,879

Preclinical program costs	3	69
cHTS services and other collaboration discovery costs	836	1,246
Ion channel program discovery costs	948	873
Unallocated clinical and preclinical program costs	448	356
Infrastructure and support costs	790	1,050
Noncash employee and non-employee stock-based compensation expense	87	109

Total research and development costs	$7,079	$10,582

General and Administrative. General and administrative expense for the three months ended March 31, 2013 was $2.0 million compared to $2.7 million for the three months ended March 31, 2012. The $0.7 million decrease is primarily due to lower personnel costs in the three months ended March 31, 2013. We expect our general and administrative expenses for the remainder of the year ending December 31, 2013 to be lower than such expenses during 2012.

Amortization of Intangible Asset. For the three months ended March 31, 2013 and 2012, we recorded $2.2 million and $1.0 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The increase in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect amortization expense for the remainder of the year ending December 31, 2013 to be approximately $6.5 million.

Restructuring. For the three months ended March 31, 2012, we recorded a restructuring charge of $1.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represented cash payments for severance and other personnel-related expenses.

Interest Income. Interest income for each of the three months ended March 31, 2013 and 2012 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended March 31, 2013 and 2012 was $0.4 million and $0.6 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2013 to be approximately $1.0 million.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of March 31, 2013, we had cash, cash equivalents and short-term investments of approximately $26.1 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of March 31, 2013.

On December 22, 2010, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, pursuant to which we have borrowed an aggregate of $20.0 million under Term Loan A, Term Loan B and Term Loan C from Oxford. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property. Future principal payments under the loan and security agreement at March 31, 2013, are as follows:

The remaining nine (9) months of 2013	$4,934
2014	6,707
2015	2,141

Total	$13,782

We expect our resources to be sufficient to fund our planned obligations and operations into the first half of 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or Exalgo royalties or our collaboration funding is less than our current expectations. We expect to seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of shares of our common stock.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities. Our operating activities used cash of $8.7 million and $11.1 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in the net cash used in operating activities is attributable to a $3.5 million decrease in research and development expense, including a $3.2 million decrease from terminating all development activities related to Synavive.

Investing Activities. Our investing activities provided cash of $9.0 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively. The cash provided by investing activities for both the three months ended March 31, 2013 and 2012 was primarily due to the timing of purchases and maturities of our short-term investments.

Financing Activities. Our financing activities used cash of $1.6 million and provided cash of $13.9 million for the three months ended March 31, 2013 and 2012, respectively. The cash used in financing activities for the three months ended March 31, 2013 was related to repayment of our term loans. The cash provided by financing activities for the three months ended March 31, 2012 was primarily related to the issuance of 14,057,975 shares of our common stock resulting in net proceeds of $14.5 million offset by repayment of our term loans.

Nasdaq Listing Matters

On October 22, 2012, we received a deficiency notice from NASDAQ notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market. The notification had no immediate effect on the listing of our common stock.

In accordance with Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until April 22, 2013, to regain compliance with the Rule. If at any time before April 22, 2013, the bid price of our common stock had closed at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ would have provided written notification that we had achieved compliance with the Rule. We were not able to maintain the minimum closing bid price by April 22, 2013, and as a result, we voluntarily applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In connection with the transfer to the NASDAQ Capital Market, which occurred on April 23, 2013, we were granted an additional 180 days, or until October 21, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for ten consecutive business days.

We will continue to monitor the bid price for our common stock and will consider various options available to us if our common stock does not trade at a level that is likely to regain compliance with the Rule. At our 2013 annual meeting of stockholders to be held on June 6, 2013, our shareholders will vote on a proposal to authorize an amendment to our sixth amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding shares of common stock that may be implemented by our Board of Directors at our discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of our common stock. If this proposal is approved by our shareholders, the Board of Directors could approve and implement a reverse stock split that could allow the closing bid price of our common stock on NASDAQ to be at least $1.00 per share for at least ten consecutive business days prior to October 21, 2013, which would allow us to maintain the listing of our common stock on the NASDAQ Capital Market.

There can be no assurance, however, that the reverse stock split proposal will be approved, or that we will be able to regain compliance with the Rule prior to October 21, 2013, if at all, or that we will otherwise continue to satisfy other NASDAQ listing criteria. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of March 31, 2013, we had unrestricted cash, cash equivalents and marketable securities of $24.3 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2013, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Zalicus’s business also involves advancing product candidates that are discovered using Zalicus’s proprietary high throughput screening technology, such as Prednisporin. Regulatory approval for a combination drug generally requires clinical trials to compare the activity of each component drug with the combination. As a result, it may be more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient. In addition, the therapeutic effect of an approved drug in its currently approved indications may be inappropriate or undesirable in the intended indication for a combination product candidate. Also, Zalicus’s discovery technology is not designed to and does not detect adverse side effects that may result from the combination of two drugs in a combination product candidate. The adverse side effects of an approved drug may be enhanced when it is combined with the other approved drug in a product candidate or other drugs patients are taking, or the combined drugs in a product candidate may produce additional side effects. Adverse side effects could, in any of these situations, require pre-clinical and Phase 1 studies testing for combination side effects or prevent successful development and commercialization of some or all of our combination product candidates, because the risks may outweigh the therapeutic benefit of the combination.

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

Additionally, our ability to obtain additional funding may be materially and adversely impacted by a delisting of Zalicus common stock from the NASDAQ Capital Market. For more information, please see “—Failure to comply with NASDAQ Capital Market continued listing requirements may result in our common stock being delisted from the NASDAQ Capital Market.” below.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of March 31, 2013, Zalicus had an accumulated deficit of $349.1 million. Our cash, cash equivalents and short-term investments are sufficient to fund operations through at least January 1, 2014. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Risks Related to an Investment in Our Common Stock

Failure to comply with the NASDAQ Capital Market continued listing requirements may result in our common stock being delisted from the NASDAQ Capital Market.*

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on the NASDAQ Capital Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. On October 22, 2012, we received a deficiency notice from NASDAQ advising us that the closing bid price of our stock had been less than $1.00 per share for more than 30 consecutive business days. Under the NASDAQ rules, we had 180 days, or until April 22, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. We were not able to maintain the minimum closing bid price by April 22, 2013, and as a result, we voluntarily applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In connection with the transfer to the NASDAQ Capital Market, which occurred on April 23, 2013, we were granted an additional 180 days, or until October 21, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for ten consecutive business days. The price of our common stock has not closed above $1.00 since the date of the receipt of the original letter from NASDAQ, has fluctuated significantly and, at the close of trading on May 1, 2013, was $0.60 per share.

We are currently actively monitoring the bid price for our common stock, and are considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. At Zalicus’s 2013 annual meeting of stockholders to be held on June 6, 2013, the Zalicus shareholders will vote on a proposal to authorize an amendment to Zalicus’s sixth amended and restated certificate of incorporation to effect a reverse stock split of Zalicus’s issued and outstanding shares of common stock that may be implemented by the Zalicus Board of Directors at its discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of Zalicus common stock. If this proposal is approved by the Zalicus shareholders, the Board of Directors could approve and implement a reverse stock split that could allow the closing bid price of our common stock on NASDAQ to be at least $1.00 per share for at least ten consecutive business days prior to October 21, 2013, which would allow Zalicus to maintain the listing of its common stock on the NASDAQ Capital Market.

There can be no assurance, however, that the reverse stock split proposal will be approved by our stockholders, or that we will be able to regain compliance with the NASDAQ minimum bid price requirement prior to October 21, 2013, if at all, or will otherwise continue to satisfy other NASDAQ listing criteria. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by our current or future third-party providers and collaboration partners, the loss of institutional investor interest, and fewer outlicensing and partnering opportunities being available to us.

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

ZALICUS INC.

By:	/S/ JUSTIN A. RENZ
Justin A. Renz Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: May 3, 2013

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	S-4	4.11	08/07/2009	333-161146

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amendment to Employment Agreement with Jason Cole, dated January 4, 2013.	8-K	10.2	01/09/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated January 4, 2013.	8-K	10.1	01/09/2013	000-51171

#10.13	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.14	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.15	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.16	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.17	Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 3, 2013.	10-K	10.17	03/07/2013	000-51171

#10.18	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.19	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen	10-K	10.20	03/09/2012	000-51171

#10.20	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.21	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.23	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated January 3, 2013.	10-K	10.25	03/07/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

†10.29	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.30	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.31	Amendment No. 2 to Research Collaboration and License Agreement, dated April 30, 2013, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.1	05/01/2013	000-51171

10.32	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.33	Amendment No. 1 to Software License Agreement, dated as of April 30, 2013, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.2	05/01/2013	000-51171

†10.34	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.35	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.36	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.37	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.38	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.39	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.40	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.41	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.42	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.43	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/02/2012	000-51171

10.44	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

10.45	Equity Distribution Agreement dated as of January 10, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.46	Equity Distribution Agreement dated as of June 29, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.