Form 10-Q
period 2013-06-30
Zalicus Inc.
filed 2013-08-05
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 1, 2013: 134,886,503 shares

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

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,864	$4,531
Restricted cash	50	50
Short-term investments	16,115	30,059
Accounts receivable	2,329	3,045
Prepaid expenses and other current assets	1,040	684

Total current assets	22,398	38,369
Property and equipment, net	3,016	3,535
Intangible asset, net	13,293	17,654
Restricted cash and other assets	1,803	1,817

Total assets	$40,510	$61,375

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,429	$3,261
Accrued expenses and other current liabilities	5,239	4,841
Deferred revenue	3,822	4,918
Current portion of term loan payable	6,721	6,327
Current portion of lease incentive obligation	284	284

Total current liabilities	17,495	19,631
Term loan payable, net of current portion	5,310	8,772
Deferred revenue, net of current portion	—	600
Deferred rent, net of current portion	383	457
Lease incentive obligation, net of current portion	733	875
Other long-term liabilities	—	14
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 133,387 and 127,019 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	133	127
Additional paid-in capital	376,089	371,912
Accumulated other comprehensive income	(1)	10
Accumulated deficit	(359,632)	(341,023)

Stockholders’ equity	16,589	31,026

Total liabilities and stockholders’ equity	$40,510	$61,375

Zalicus Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Royalties	$1,713	$1,250	$3,145	$2,368
cHTS services and other collaborations	2,178	1,674	4,420	2,876

Total revenue	3,891	2,924	7,565	5,244

Operating expenses:
Research and development	9,845	9,861	16,924	20,443
General and administrative	2,059	2,308	4,101	4,971
Amortization of intangible	2,180	973	4,361	1,946
Restructuring	—	28	—	1,129

Total operating expenses	14,084	13,170	25,386	28,489

Loss from operations	(10,193)	(10,246)	(17,821)	(23,245)
Interest income	14	44	37	85
Interest expense	(393)	(563)	(833)	(1,154)
Other income	10	—	8	7

Net loss before provision for income taxes	(10,562)	(10,765)	(18,609)	(24,307)
Income tax benefit	—	441	—	441

Net loss	$(10,562)	$(10,324)	$(18,609)	$(23,866)

Net loss per share—basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.22)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	130,226,594	113,730,060	128,734,247	108,760,065

Comprehensive loss	$(10,567)	$(10,331)	$(18,620)	$(23,851)

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(18,609)	$(23,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,037	2,745
Noncash restructuring charge	—	28
Noncash interest expense	99	142
Noncash rent expense	(142)	(142)
Stock-based compensation expense	1,048	968
Gain on sale of assets	—	(9)
Foreign exchange (gain) loss	(6)	7
Decrease in deferred rent	(74)	(74)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	716	(271)
Increase in prepaid expenses and other assets	(344)	(164)
Decrease in accounts payable	(1,832)	(2)
(Decrease) increase in accrued restructuring	(34)	438
Increase (decrease) in accrued expenses and other long-term liabilities	418	(1,457)
Decrease in deferred revenue	(1,696)	(362)

Net cash used in operating activities	(15,419)	(22,019)

Investing activities
Purchases of property and equipment	(157)	(39)
Proceeds from sale of assets	—	256
Purchases of short-term investments	(17,493)	(70,997)
Sales and maturities of short-term investments	31,437	78,439
Decrease in restricted cash	—	50

Net cash provided by investing activities	13,787	7,709

Financing activities
Repayment of term loan	(3,164)	(1,488)
Proceeds from issuance of common stock, net of issuance costs	3,128	17,543
Proceeds from exercise of stock options	7	95

Net cash (used in) provided by financing activities	(29)	16,150

Effect of exchange rate changes on cash and cash equivalents	(6)	14

Net (decrease) increase in cash and cash equivalents	(1,667)	1,854
Cash and cash equivalents at beginning of the period	4,531	2,750

Cash and cash equivalents at end of the period	$2,864	$4,604

Supplemental cash flow information
Cash paid for interest	$728	$961

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013.

2. Significant Accounting Policies

In the six months ended June 30, 2013, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as described below.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation. The Company changed its presentation of revenue to present royalty income separately from collaboration revenue and to combine government grant revenue with collaboration revenue. As a result, the Company reclassified (i) $1,250 and $2,368 from collaboration revenue to royalties for the three and six months ended June 30, 2012, respectively, and (ii) $103 and $202 from government contracts and grants to cHTS services and other collaborations for the three and six months ended June 30, 2012, respectively. The reclassifications had no effect on the Company’s previously reported condensed consolidated balance sheet or statement of cash flows as of and for the six months ended June 30, 2012.

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

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include money market funds and U.S. government securities;

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2013:

	Fair Value Measurement as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$7,605	$8,510	$—	$16,115

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

4. Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased and also investments in money market funds. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss.

Short-term investments at June 30, 2013 and December 31, 2012 consisted of the following (see Note 3):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
Corporate debt securities	$8,511	$—	$(1)	$8,510
Money market funds	7,605	—	—	7,605

	$16,116	$—	$(1)	$16,115

December 31, 2012
Corporate debt securities	$21,525	$10	$—	$21,535
Money market funds	8,524	—	—	8,524

	$30,049	$10	$—	$30,059

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at June 30, 2013 and December 31, 2012, by contractual maturity, were as follows:

	June 30, 2013		December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$8,511	$8,510	$21,525	$21,535

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for any period presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accrued clinical trial costs	$2,535	$1,535
Accrued payroll and related benefits	1,005	1,696
Accrued professional fees	253	179
Accrued research collaboration expense	765	515
Accrued other expenses	681	916

	$5,239	$4,841

6. Research and Development Agreements

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

On April 30, 2013, Novartis and the Company entered into a second amendment to the Collaboration Agreement, to extend the funded research program under the Collaboration Agreement until October 31, 2014 and provides for up to an additional $3,000 in funded research payments under the Collaboration Agreement.

On April 30, 2013, Novartis and the Company entered into an amendment to the Software License, to extend the term of the license until October 31, 2014, and to amend Novartis’ option to extend the term of the Software License to a single, one-year option, exercisable upon the payment of amended additional software licensing fees.

The Company recorded $1,208 and $2,333 of revenue related to the Collaboration Agreement, including the second amendment thereto, for the three and six months ended June 30, 2013, respectively.

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2013 and 2012, as they would be anti-dilutive.

	As of June 30,
	2013	2012
Options outstanding	10,746,983	8,387,799
Unvested restricted stock units	437,500	375,000
Warrants outstanding	411,599	411,599
Outstanding stock issuance commitments (See Note 8)	—	350,000

8. Stock-Based Compensation

The Company recognized, for the three and six months ended June 30, 2013 and 2012, stock-based compensation expense of approximately $517 and $459 and $1,048 and $968, respectively, in connection with its stock-based payment awards.

Stock Options

A summary of the status of the Company’s stock option plans at June 30, 2013 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,885,831	$1.56
Granted	3,628,500	0.76
Exercised	(17,500)	0.41
Cancelled	(749,848)	1.63

Outstanding at June 30, 2013	10,746,983	$1.29	7.88	$25

Vested or expected to vest at June 30, 2013	8,608,200	$1.37	7.53	$25

Exercisable at June 30, 2013	4,399,040	$1.64	6.43	$25

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. As of June 30, 2013, there was $2,931 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.25 years.

Included in the cancelled options in the table above are 205,000 stock options that expired on January 1, 2013 as a result of performance-based vesting criteria not being achieved. An additional 205,000 stock options that expired on July 1, 2013 as a result of separate performance-based vesting criteria not being achieved are not included in the table above.

The table above also includes 1,785,000 stock options issued on January 3, 2013 with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. For the six months ended June 30, 2013, the Company did not recognize any expense related to these stock options.

During the three and six months ended June 30, 2013 and 2012, respectively, the weighted-average assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility factor	106.69%	103.15%	106.47%	102.28%
Risk-free interest rate	1.69%	0.92%	1.03%	1.32%
Dividend yield	—	—	—	—
Expected term (in years)	6.0	6.0	6.0	6.0

The Company valued stock options using the Black-Scholes pricing model and has applied the weighted-average assumptions set forth in the above table. The resulting estimated fair value of nonperformance-based options is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in November 2005, the Company determined it did not have sufficient history as a publicly traded company, equal to the contractual term of the options, to evaluate its expected term. In determining the expected term for options, the Company used an analysis of a peer group of companies’ expected terms to support the expected term assumption used in the Black-Scholes model. As the Company has sufficient history as a publicly traded company, greater than the estimated expected term of the options, the Company utilized the historical volatility of its common stock to calculate an annual expected volatility input. The risk-free interest rates used are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change.

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of June 30, 2013 and changes during the six months then ended is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2012	375,000	$0.95
Granted	250,000	0.76
Vested	(187,500)	0.95
Cancelled	—	—

Nonvested at June 30, 2013	437,500	$0.84	1.67	$245

As of June 30, 2013, there was $248 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the Company’s Amended and Restated 2004 Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.7 years.

On February 22, 2012, the Company granted 350,000 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares were issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability.

9. Equity Offering

On May 8, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $25,000 of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement, over the period from May 8, 2013 to May 1, 2015.

As consideration for entering into the Purchase Agreement, the Company also issued LPC 800,000 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 800,000 shares. In addition to the issuance of 800,000 shares to LPC as consideration for entering into the Purchase Agreement, pursuant to the Purchase Agreement, on May 8, 2013, LPC purchased 3,304,147 shares of Common Stock at $0.605 per share, for gross proceeds of $2,000. The Company accounted for the issuance of common stock within equity as an offset to the proceeds received.

Under the Purchase Agreement, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $23,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 500,000 shares of Common Stock. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC, but in no event will shares be sold to LPC on a day the Common Stock closing price is less than $0.40 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $0.50 per share. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty

From the effective date of the Purchase Agreement through June 30, 2013, the Company issued an aggregate of 6,104,147 shares of Common Stock to LPC under the Purchase Agreement, including the 800,000 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement, for gross proceeds of approximately $3,165. Between July 1, 2013 and August 5, 2013, the Company issued an additional 1,500,000 shares of Common Stock to LPC under the Purchase Agreement for additional gross proceeds of approximately $735. On a cumulative basis, from the effective date of the Purchase Agreement through August 5, 2013, the Company has issued a total of 7,604,147 shares of Common Stock to LPC, including the 800,000 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement, for aggregate gross proceeds of $3,900.

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

Our most advanced product candidate is Z160, a novel, first in class, oral N-type calcium channel blocker we are seeking to develop for the treatment of chronic pain. We successfully completed Phase 1 clinical trials evaluating the pharmacokinetics and safety profiles of several new formulations of Z160, and the new formulations have demonstrated substantial bioavailability improvements compared to prior formulations of Z160. Based on the data from these studies, Zalicus selected the most promising formulation for clinical use and advanced Z160 into two Phase 2 clinical trials for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine. The Phase 2 trial in LSR began in August 2012, and the Phase 2 trial in PHN began in December 2012. We expect both of these clinical trials to continue throughout the majority of the year ending December 31, 2013.

Our next most advanced product candidate is Z944, a novel oral T-type calcium channel blocker we are seeking to develop for the treatment of pain indications. During 2012, we completed Phase 1 single ascending dose and multiple ascending dose clinical studies of Z944. We are planning to continue the clinical development of Z944 in 2013 with a Phase 1b experimental proof-of-concept clinical study in pain.

Until September of 2012, we had also been advancing the development of Synavive, a product candidate to treat immuno-inflammatory disorders. In June 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results from the SYNERGY trial were announced in September 2012, and while Synavive achieved a statistically significant improvement in signs and symptoms of rheumatoid arthritis, as measured by DAS28-CRP, compared to placebo, the primary end point of the trial, Synavive did not demonstrate a meaningful clinical benefit measured by DAS28-CRP, compared to 2.7 mg of prednisolone or 5 mg of prednisone, key secondary endpoints of the SYNERGY trial. Based on the data from the SYNERGY trial, we terminated further development of Synavive.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel as well as N or T-type calcium channels. This discovery research and preclinical development is now being conducted as part of a research agreement with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel drug discovery and development.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts.

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., then a subsidiary of Covidien plc, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. On July 1, 2013, Mallinckrodt plc, or Mallinckrodt, the successor to Mallinckrodt Inc., was spun off from Covidien as an independent company. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We have recognized $12.5 million in revenue related to these royalties through June 30, 2013. Following the settlement of the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, that became effective in January 2012, Actavis can introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which was not subject to Mallinckrodt’s January 2012 settlement with Actavis. In February 2013, Mallinckrodt and Actavis entered into a separate settlement agreement that would allow Actavis to introduce a generic version of the 32mg dosage strength of Exalgo starting on May 15, 2014. Under our agreement with Mallinckrodt, our royalties on net sales of the approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo.

As of June 30, 2013, we had an accumulated deficit of $359.6 million. We had net losses of $18.6 million and $23.9 million for the six months ended June 30, 2013 and 2012, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the six months ended June 30, 2013 and 2012, none of our revenues were generated from customers located outside the United States. As of June 30, 2013, all of our long-lived assets were located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the six months ended June 30, 2013. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2013.

Results of Operations

Comparison of the Three Months ended June 30, 2013 and June 30, 2012

Revenue. For the three months ended June 30, 2013, we recorded $3.9 million of revenue from Exalgo royalties and cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the three months ended June 30, 2013 was $1.7 million. For the three months ended June 30, 2013, we recorded an aggregate of $2.2 million of revenue from cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the three months ended June 30, 2012 was $1.3 million. Revenue from our cHTS services and other collaborations for the three months ended June 30, 2012 was $1.7 million. The increase in revenue for the three months ended June 30, 2013 was primarily due to a $0.4 million increase in Exalgo royalties and a $0.5 million increase in the recognition of cHTS revenue from new and amended services collaborations with Amgen.

Research and Development Expense. Research and development expense for the three months ended June 30, 2013 was $9.8 million compared to $9.9 million for the three months ended June 30, 2012. The $0.1 million decrease was due to a $2.8 million decrease in expenses related to Exalgo and Synavive, a $0.3 million decrease in expenses related to the clinical development of Z944, a $0.3 million decrease in cHTS collaboration discovery costs and preclinical programs and a $0.2 million decrease in infrastructure and support costs and non-cash stock-based compensation expense, offset by a $3.3 million increase in expenses related to the clinical development of Z160 and a $0.2 million increase in other clinical programs, ion channel discovery costs and unallocated clinical and preclinical program costs. The $3.3 million increase in expenses related to Z160 is due to the initiation and continuation of Phase 2 clinical development. The $0.3 million decrease in expenses related to Z944 is due to the timing of conducting our Phase 1 clinical trials in 2012. During the third quarter of 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expense to decrease for the year ending December 31, 2013, compared to the year ended December 31, 2012.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944 and our discontinued clinical program Synavive, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the three months ended June 30, 2013 and 2012. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

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

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Z160	$5,853	$2,511
Z944	746	1,051
Exalgo	—	25
Synavive	61	2,833
Other clinical program costs	263	203

Total clinical program costs	6,923	6,623

Preclinical program costs	—	24
cHTS services and other collaboration discovery costs	855	1,142
Ion channel program discovery costs	912	767
Unallocated clinical and preclinical program costs	329	304
Infrastructure and support costs	736	898
Noncash employee and non-employee stock-based compensation expense	90	103

Total research and development costs	$9,845	$9,861

General and Administrative. General and administrative expense for the three months ended June 30, 2013 was $2.1 million compared to $2.3 million for the three months ended June 30, 2012. The $0.2 million decrease is primarily due to lower personnel costs in the three months ended June 30, 2013. We expect our general and administrative expenses for the remainder of the year ending December 31, 2013 to be lower than such expenses were during 2012.

Amortization of Intangible Asset. For the three months ended June 30, 2013 and 2012, we recorded $2.2 million and $1.0 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The increase in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect amortization expense for the remainder of the year ending December 31, 2013 to be approximately $4.4 million.

Restructuring. For the three months ended June 30, 2012, we recorded a restructuring charge of less than $0.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represented cash payments for severance and other personnel-related expenses.

Interest Income. Interest income for each of the three months ended June 30, 2013 and 2012 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.6 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2013 to be approximately $0.6 million.

Comparison of the Six Months ended June 30, 2013 and June 30, 2012

Revenue. For the six months ended June 30, 2013, we recorded $7.6 million of revenue from Exalgo royalties and cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the six months ended June 30, 2013 was $3.1 million. For the six months ended June 30, 2013, we recorded an aggregate of $4.4 million of revenue from cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the six months ended June 30, 2012 was $2.4 million. Revenue from our cHTS services and other collaborations for the six months ended June 30, 2012 was $2.9 million. The increase in cHTS revenue for the six months ended June 30, 2013 was primarily due to a $0.6 million and $0.8 million increase in the recognition of cHTS revenue from new and amended services collaborations with Novartis and Amgen, respectively.

Research and Development Expense. Research and development expense for the six months ended June 30, 2013 was $16.9 million compared to $20.4 million for the six months ended June 30, 2012. The approximately $3.5 million decrease was due to a $6.0 million decrease in expenses related to Exalgo and Synavive, a $1.2 million decrease in expenses related to the clinical development of Z944, a $0.8 million decrease in cHTS collaboration discovery costs and preclinical programs and a $0.5 million decrease in infrastructure and support costs and non-cash stock-based compensation expense, offset by a $4.5 million increase in expenses related to the clinical development of Z160 and a $0.5 million increase in other clinical programs, ion channel discovery costs and unallocated clinical and preclinical program costs. The $4.5 million increase in expenses related to Z160 is due to the initiation and continuation of Phase 2 clinical development. The $1.2 million decrease in expenses related to Z944 is due to the timing of conducting our Phase 1 clinical trials in 2012. During the third quarter of 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expense to decrease for the year ending December 31, 2013, compared to the year ended December 31, 2012.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944 and our discontinued clinical program Synavive, our partnered product Exalgo, our preclinical programs and our drug discovery platforms for the six months ended June 30, 2013 and 2012. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

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

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Z160	$9,110	$4,588
Z944	1,156	2,370
Exalgo	—	51
Synavive	119	6,125
Other clinical program costs	504	368

Total clinical program costs	10,889	13,502

Preclinical program costs	3	93
cHTS services and other collaboration discovery costs	1,691	2,388
Ion channel program discovery costs	1,860	1,640
Unallocated clinical and preclinical program costs	777	660
Infrastructure and support costs	1,527	1,948
Noncash employee and non-employee stock-based compensation expense	177	212

Total research and development costs	$16,924	$20,443

General and Administrative. General and administrative expense for the six months ended June 30, 2013 was $4.1 million compared to $5.0 million for the six months ended June 30, 2012. The $0.9 million decrease is primarily due to lower personnel costs in the six months ended June 30, 2013. We expect our general and administrative expenses for the remainder of the year ending December 31, 2013 to be lower than such expenses were during 2012.

Amortization of Intangible Asset. For the six months ended June 30, 2013 and 2012, we recorded $4.4 million and $1.9 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The increase in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect amortization expense for the remainder of the year ending December 31, 2013 to be approximately $4.4 million.

Restructuring. For the six months ended June 30, 2012, we recorded a restructuring charge of $1.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represented cash payments for severance and other personnel-related expenses.

Interest Income. Interest income for each of the six months ended June 30, 2013 and 2012 was less than $0.1 million.

Interest Expense. Interest expense for the six months ended June 30, 2013 and 2012 was $0.8 million and $1.2 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2013 to be approximately $0.6 million.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of June 30, 2013, we had cash, cash equivalents and short-term investments of approximately $20.8 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in short-term, government agency securities, United States Treasury money market funds and short-term corporate debt securities, and as such, we do not believe there is significant risk in our investment portfolio as of June 30, 2013.

On December 22, 2010, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, pursuant to which we have borrowed an aggregate of $20.0 million under three separate term loans from Oxford. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property. Future principal payments under the loan and security agreement at June 30, 2013, are as follows:

(in thousands)
The remaining six (6) months of 2013	$3,331
2014	6,707
2015	2,141

Total	$12,179

On May 8, 2013, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, pursuant to which we have the right to sell to LPC up to $25.0 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the purchase agreement, over the period from May 8, 2013 to May 1, 2015. As consideration for entering into the purchase agreement, we also issued LPC 800,000 shares of common stock, and we did not receive any cash proceeds from the issuance of these 800,000 shares. In addition to the 800,000 shares of common stock issued to LPC as consideration for entering into the purchase agreement, pursuant to the purchase agreement, on May 8, 2013, LPC purchased 3,304,147 shares of our common stock at $0.605 per share, for gross proceeds of $2.0 million. Under the purchase agreement, on any business day and as often as every other business day over the 24-month term of the purchase agreement, and up to an aggregate amount of an additional $23.0 million of shares of the Company’s common stock (subject to certain limitations), we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 500,000 shares of our common stock. The purchase price of shares of common stock pursuant to the purchase agreement will be based on prevailing market prices of our common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the closing price of our common stock is less than $0.40 per share, subject to adjustment. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of our common stock is not below $0.50 per share. There is no upper limit on the price per share that LPC could be obligated to pay for our common stock under the purchase agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. From the effective date of the purchase agreement through June 30, 2013, we have issued an aggregate of 6,104,147 shares of common stock to LPC, including the 800,000 shares of common stock issued to LPC as consideration for entering into the purchase agreement, under the purchase agreement for gross proceeds of approximately $3.2 million. Between July 1, 2013 and August 5, 2013, we issued an additional 1,500,000 shares of common stock to LPC under the Purchase Agreement for additional gross proceeds of approximately $0.7 million. On a cumulative basis, from the effective date of the purchase agreement through August 5, 2013, we have issued a total of 7,604,147 shares of common stock to LPC, including the 800,000 shares of common stock issued to LPC as consideration for entering into the purchase agreement, for aggregate gross proceeds of $3.9 million.

We expect our resources as of June 30, 2013 to be sufficient to fund our planned obligations and operations into the first quarter of 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or Exalgo royalties or our collaboration funding is less than our current expectations. We expect to seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of shares of our common stock.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities. Our operating activities used cash of $15.4 million and $22.0 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in the net cash used in operating activities is primarily attributable to a $5.3 million decrease in net loss.

Investing Activities. Our investing activities provided cash of $13.8 million and $7.7 million for the six months ended June 30, 2013 and 2012, respectively. The cash provided by investing activities for both the six months ended June 30, 2013 and 2012 was primarily due to the timing of purchases and maturities of our short-term investments.

Financing Activities. Our financing activities used cash of less than $0.1 million and provided cash of $16.2 million for the six months ended June 30, 2013 and 2012, respectively. The cash used in financing activities for the six months ended June 30, 2013 was primarily related to the issuance of 6,104,147 shares of our common stock resulting in net proceeds of $3.2 million offset by repayment of our term loans. The cash provided by financing activities for the six months ended June 30, 2012 was primarily related to the issuance of 16,457,975 shares of our common stock resulting in net proceeds of $17.5 million offset by repayment of our term loans.

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

At our 2013 annual meeting of stockholders held on June 6, 2013, our shareholders approved a proposal to authorize an amendment to our sixth amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding shares of common stock that may be implemented by our Board of Directors at our discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of our common stock. The Board of Directors can approve and implement a reverse stock split that could allow the closing bid price of our common stock on NASDAQ to be at least $1.00 per share for at least ten consecutive business days prior to October 21, 2013, which would allow us to maintain the listing of our common stock on the NASDAQ Capital Market. We will continue to monitor the bid price for our common stock and will consider various options available to us, including implementation of the previously approved reverse stock split described above, if our common stock does not trade at a level that is likely to regain compliance with the Rule.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of June 30, 2013, we had unrestricted cash, cash equivalents and marketable securities of $19.0 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2013, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.

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

We cannot assure you of the level of sales of Exalgo that Mallinckrodt will generate. Mallinckrodt has historically marketed generic drugs and Exalgo is one of the few branded drugs it markets. Mallinckrodt markets other opioids which may compete with Exalgo. We cannot control whether Mallinckrodt will devote sufficient resources to maximize sales of Exalgo and we have no control over the size of the sales force that it will use. Similarly, we also cannot control Mallinckrodt’s decisions regarding the commercialization of Exalgo, including the marketing of Exalgo in its various dosage strengths, regulatory submissions, prioritization compared to other products, strategic sales initiatives, any decision to scale back its sales initiatives or withdraw Exalgo from the market for any reason, including because Mallinckrodt wants to increase sales of a competitive product at Exalgo’s expense. If sales of Exalgo by Mallinckrodt are low, the royalties we expect to receive on sales of Exalgo will be low, which, in turn, could have a material adverse effect on our business, financial position and results of operations and could result in an impairment of our intangible asset relating to royalties on Exalgo.

Our royalty revenue from Mallinckrodt relating to the net sales of Exalgo could vary significantly in future periods and royalty revenue from Exalgo sales during quarterly periods may not be predictive of future royalty revenue to us from sales of Exalgo. *

Our revenue from net sales of Exalgo by Mallinckrodt may fluctuate from period to period due to:

•	the duration of market exclusivity of Exalgo;

•

the timing of approvals, if any, for other competitive products or the future availability of generic versions of branded long-acting opioids, including the introduction of a generic version of Exalgo;

•	the reduction of our royalty rate on sales of Exalgo following the release of generic versions of Exalgo pursuant to the settlements of the Exalgo litigation, or otherwise;

•	the rate of market acceptance of Exalgo as a new therapy by physicians and payors;

•	fluctuations in future sales of Exalgo due to competition from other products, including other extended-release opioids or abuse deterrent opioids;

•	reimbursement and pricing for Exalgo under commercial or government plans;

•	permitted deductions from gross sales of Exalgo relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•	Mallinckrodt’s sales of Exalgo at the 32mg dosage strength;

•	inventory levels of Exalgo with wholesalers not matching actual demand for Exalgo;

•	manufacturing difficulties; or

•	other factors that affect the sales of a pharmaceutical product.

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

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into the first quarter of 2014. We may, however, raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding and Exalgo royalties are less than current assumptions or expectations. This could occur for many reasons, including:

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of June 30, 2013, Zalicus had an accumulated deficit of $359.6 million. Our cash, cash equivalents and short-term investments are sufficient to fund operations into the first quarter of 2014. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Risks Related to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.*

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary products or product candidates. We intend to apply for patents with claims covering our products, product candidates, technologies and processes, when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and pre-clinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may be unable to stop them from doing so. One patent covering Exalgo is set to cease providing protections against generic versions of Exalgo at the 8, 12, 16 and 32mg dosage strengths following the settlement of the Exalgo litigation between Mallinckrodt and Actavis and pursuant to which Actavis may release generic versions of Exalgo at the 8, 12 and 16mg dosage strengths beginning on November 15, 2013 and at the 32mg dosage strength beginning on May 15, 2014.

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

Risks Related to an Investment in Our Common Stock

Failure to comply with the NASDAQ Capital Market continued listing requirements may result in our common stock being delisted from the NASDAQ Capital Market.*

Due to the price of our common stock over the last several months, we may not continue to qualify for continued listing on the NASDAQ Capital Market. To maintain listing, we are required to, among other things, maintain a minimum closing bid price of $1.00 per share. On October 22, 2012, we received a deficiency notice from NASDAQ advising us that the closing bid price of our stock had been less than $1.00 per share for more than 30 consecutive business days. Under the NASDAQ rules, we had 180 days, or until April 22, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days. We were not able to maintain the minimum closing bid price by April 22, 2013, and as a result, we voluntarily applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In connection with the transfer to the NASDAQ Capital Market, which occurred on April 23, 2013, we were granted an additional 180 days, or until October 21, 2013, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for ten consecutive business days. The price of our common stock has not closed above $1.00 since the date of the receipt of the original letter from NASDAQ, has fluctuated significantly and, at the close of trading on August 1, 2013, was $0.63 per share.

We are currently actively monitoring the bid price for our common stock, and are considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. At Zalicus’s 2013 annual meeting of stockholders held on June 6, 2013, the Zalicus shareholders approved a proposal to authorize an amendment to Zalicus’s sixth amended and restated certificate of incorporation to effect a reverse stock split of Zalicus’s issued and outstanding shares of common stock that may be implemented by the Zalicus Board of Directors at its discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of Zalicus common stock. The Board of Directors can approve and implement a reverse stock split that could allow the closing bid price of our common stock on NASDAQ to be at least $1.00 per share for at least ten consecutive business days prior to October 21, 2013, which would allow Zalicus to maintain the listing of its common stock on the NASDAQ Capital Market.

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

Additional issuances of our common stock to Lincoln Park Capital Fund, LLC under the Purchase Agreement dated May 8, 2013 could adversely affect the price of our common stock*.

On May 8, 2013, the Company entered into a purchase agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $25,000 of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, over the period from May 8, 2013 to May 1, 2015.

Following the initial purchases by LPC, under the purchase agreement, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $23,000 (subject to certain limitations) in shares of common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 500,000 shares of common stock. The purchase price of shares of common stock pursuant to the purchase agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the common stock closing price is less than $0.40 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $0.50 per share.

From the effective date of the purchase agreement through June 30, 2013, we have issued an aggregate of 6,104,147 shares of common stock to LPC, including the 800,000 shares of common stock issued to LPC as consideration for entering into the purchase agreement, under the purchase agreement for gross proceeds of approximately $3.2 million. Between July 1, 2013 and August 5, 2013, we issued an additional 1,500,000 shares of common stock to LPC under the purchase agreement for additional gross proceeds of approximately $0.7 million. On a cumulative basis, from the effective date of the purchase agreement through August 5, 2013, we have issued a total of 7,604,147 shares of common stock to LPC, including the 800,000 shares of common stock issued to LPC as consideration for entering into the purchase agreement, for aggregate gross proceeds of $3.9 million.

In the event that the Company elects to cause LPC to purchase additional shares of its common stock, investors may react negatively to such issuance, as a result of the dilutive effect of such issuances, the price at which such shares are sold or otherwise, and such reaction may result in a decrease in the price of our common stock. An addition, sales by LPC of shares of our common stock issued to them under the purchase agreement into the open market may result in a decrease in the price of our common stock.

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

ZALICUS INC.

By:	/S/ JUSTIN A. RENZ
Justin A. Renz Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: August 5, 2013

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 8,892 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 471 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	S-4	4.11	08/07/2009	333-161146

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amendment to Employment Agreement with Jason Cole, dated January 4, 2013.	8-K	10.2	01/09/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated January 4, 2013.	8-K	10.1	01/09/2013	000-51171

#10.13	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.14	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.15	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.16	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.17	Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 3, 2013.	10-K	10.17	03/07/2013	000-51171

#10.18	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.19	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen	10-K	10.20	03/09/2012	000-51171

#10.20	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.21	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.23	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated January 3, 2013.	10-K	10.25	03/07/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

†10.29	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.30	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.31	Amendment No. 2 to Research Collaboration and License Agreement, dated April 30, 2013, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.1	05/01/2013	000-51171

10.32	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.33	Amendment No. 1 to Software License Agreement, dated as of April 30, 2013, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.2	05/01/2013	000-51171

†10.34	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.35	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.36	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.37	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.38	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.39	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.40	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.41	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.42	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.43	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/02/2012	000-51171

10.44	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

10.45	Equity Distribution Agreement dated as of January 10, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.46	Equity Distribution Agreement dated as of June 29, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

10.47	Purchase Agreement dated as of May 8, 2013 between the Registrant and Lincoln Park Capital Fund, LLC.	8-K	10.1	05/08/2013	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.