Form 10-Q
period 2013-09-30
Zalicus Inc.
filed 2013-11-04
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 31, 2013: 26,089,885 shares

ZALICUS INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to Zalicus Inc. (“Zalicus”) and its subsidiaries (“we”, “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any statements concerning pre-clinical and product candidate research, development and commercialization plans and timelines and related regulatory matters, including our two Phase 2 clinical trials of Z160 for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, and lumbosacral radiculopathy, or LSR, for which we expect to announce top-line results in the fourth quarter of 2013; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding safety and efficacy of products or product candidates; any statements regarding our plans for the outlicensing of our clinical or pre-clinical product candidates and our seeking of collaborations or other strategic transactions; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

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

On September 18, 2013, our board of directors unanimously approved a 1-for-6 reverse stock split of our common stock, which we effected on October 3, 2013. All share and per share amounts of common stock, options and warrants in this quarterly report on Form 10-Q, including those amounts included in the accompanying financial statements, have been restated for all periods to give retroactive effect to the reverse stock split.

Item 1.        Condensed Consolidated Financial Statements—Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,923	$4,531
Restricted cash	50	50
Short-term investments	8,194	30,059
Accounts receivable	2,019	3,045
Prepaid expenses and other current assets	667	684

Total current assets	20,853	38,369
Property and equipment, net	2,690	3,535
Intangible asset, net	11,112	17,654
Restricted cash and other assets	1,802	1,817

Total assets	$36,457	$61,375

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,222	$3,261
Accrued expenses and other current liabilities	5,199	4,841
Deferred revenue	2,819	4,918
Current portion of term loan payable	6,731	6,327
Current portion of lease incentive obligation	284	284

Total current liabilities	16,255	19,631
Term loan payable, net of current portion	3,695	8,772
Deferred revenue, net of current portion	—	600
Deferred rent, net of current portion	346	457
Lease incentive obligation, net of current portion	662	875
Other long-term liabilities	—	14
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 24,424 and 21,170 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24	21
Additional paid-in capital	385,636	372,018
Accumulated other comprehensive income	—	10
Accumulated deficit	(370,161)	(341,023)

Stockholders’ equity	15,499	31,026

Total liabilities and stockholders’ equity	$36,457	$61,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Royalties	$1,510	$1,386	$4,655	$3,755
cHTS services and other collaborations	1,890	2,132	6,310	5,007

Total revenue	3,400	3,518	10,965	8,762

Operating expenses:
Research and development	9,343	12,050	26,267	32,493
General and administrative	2,077	2,201	6,178	7,172
Amortization of intangible	2,180	974	6,541	2,920
Restructuring	—	(17)	—	1,112

Total operating expenses	13,600	15,208	38,986	43,697

Loss from operations	(10,200)	(11,690)	(28,021)	(34,935)
Interest income	6	35	43	120
Interest expense	(342)	(532)	(1,175)	(1,686)
Other income	7	13	15	20

Net loss before provision for income taxes	(10,529)	(12,174)	(29,138)	(36,481)
Income tax benefit	—	—	—	441

Net loss	$(10,529)	$(12,174)	$(29,138)	$(36,040)

Net loss per share—basic and diluted	$(0.46)	$(0.59)	$(1.33)	$(1.90)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	22,931,109	20,760,483	21,952,913	19,011,523

Comprehensive loss	$(10,528)	$(12,171)	$(29,148)	$(36,022)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(29,138)	$(36,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,555	4,060
Noncash restructuring charge	—	45
Noncash interest expense	140	207
Noncash rent expense	(213)	(214)
Stock-based compensation expense	1,574	1,458
Gain on sale of assets	(7)	(8)
Foreign exchange loss	—	3
Decrease in deferred rent	(111)	(111)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,026	(1,212)
Decrease in prepaid expenses and other assets	33	376
(Decrease) increase in accounts payable	(2,039)	448
(Decrease) increase in accrued restructuring	(34)	186
Increase (decrease) in accrued expenses and other long-term liabilities	378	(208)
Decrease in deferred revenue	(2,699)	(386)

Net cash used in operating activities	(23,535)	(31,396)

Investing activities
Purchases of property and equipment	(168)	(42)
Proceeds from sale of assets	7	284
Purchases of short-term investments	(30,338)	(95,457)
Sales and maturities of short-term investments	52,203	106,316
Decrease in restricted cash	—	50

Net cash provided by investing activities	21,704	11,151

Financing activities
Repayment of term loan	(4,809)	(2,771)
Proceeds from issuance of common stock, net of issuance costs	12,040	29,111
Proceeds from exercise of stock options	7	125

Net cash provided by financing activities	7,238	26,465

Effect of exchange rate changes on cash and cash equivalents	(15)	1

Net increase in cash and cash equivalents	5,392	6,221
Cash and cash equivalents at beginning of the period	4,531	2,750

Cash and cash equivalents at end of the period	$9,923	$8,971

Supplemental cash flow information
Cash paid for interest	$1,030	$1,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013.

Reverse Stock Split

The Company effected a 1-for-6 reverse stock split of its outstanding common stock on October 3, 2013. The accompanying unaudited condensed consolidated financial statements and accompanying notes to the unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders’ deficit reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

As a result of the reverse stock split, the Company regained compliance with the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market effective October 14, 2013.

2. Significant Accounting Policies

In the nine months ended September 30, 2013, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as described below.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation. During 2013, the Company changed its presentation of revenue to present royalty income separately from collaboration revenue and to combine government grant revenue with collaboration revenue. As a result, the Company reclassified (i) $1,386 and $3,755 from collaboration revenue to royalties for the three and nine months ended September 30, 2012, respectively, and (ii) $137 and $339 from government contracts and grants to cHTS services and other collaborations for the three and nine months ended September 30, 2012, respectively. The reclassifications had no effect on the Company’s previously reported condensed consolidated balance sheet or statement of cash flows as of and for the nine months ended September 30, 2012.

Recent Accounting Pronouncements

Comprehensive Loss

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. In addition, ASU 2013-02 requires disclosure regarding changes in accumulated other comprehensive income balances. ASU 2013-02 is effective for the Company for interim and annual periods ending after December 15, 2012. The adoption of ASU 2013-02 had no effect on the Company’s results of operations or financial position.

Unrecognized Tax Benefits

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 amended existing guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Because the guidance relates only to the presentation of unrecognized tax benefits, the Company does not expect the adoption in January 2014 to have a material effect on the Company’s results of operations or financial position.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2013:

	Fair Value Measurement as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$8,194	$—	$—	$8,194

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

Short-term investments at September 30, 2013 and December 31, 2012 consisted of the following (see Note 3):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
Money market funds	$8,194	$—	$—	$8,194

December 31, 2012
Corporate debt securities	$21,525	$10	$—	$21,535
Money market funds	8,524	—	—	8,524

	$30,049	$10	$—	$30,059

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at September 30, 2013 and December 31, 2012, by contractual maturity, were as follows:

	September 30, 2013		December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Maturing in one year or less	$—	$—	$21,525	$21,535

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for any period presented. As a matter of investment policy, the Company does not invest in auction rate securities.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Accrued clinical trial costs	$2,206	$1,535
Accrued payroll and related benefits	1,158	1,696
Accrued professional fees	308	179
Accrued research collaboration expense	890	515
Accrued other expenses	637	916

	$5,199	$4,841

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2013 and 2012, as they would be anti-dilutive.

	As of September 30,
	2013	2012
Options outstanding	1,747,058	1,386,799
Unvested restricted stock units	72,916	62,500
Warrants outstanding	68,600	68,600
Outstanding stock issuance commitments (See Note 7)	—	24,306

7. Stock-Based Compensation

The Company recognized, for the three and nine months ended September 30, 2013 and 2012, stock-based compensation expense of approximately $526 and $489 and $1,574 and $1,458, respectively, in connection with its stock-based payment awards.

Stock Options

A summary of the status of the Company’s stock option plans at September 30, 2013 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,314,196	$9.37
Granted	604,901	4.53
Exercised	(2,916)	2.46
Cancelled	(169,123)	10.92

Outstanding at September 30, 2013	1,747,058	$7.56	7.64	$2,638

Vested or expected to vest at September 30, 2013	1,429,691	$8.20	7.28	$1,817

Exercisable at September 30, 2013	777,985	$9.70	6.24	$821

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. As of September 30, 2013, there was $2,490 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.1 years.

Included in the cancelled options in the table above are 34,167 stock options that expired on January 1, 2013 as a result of performance-based vesting criteria not being achieved, and an additional 34,167 stock options that expired on July 1, 2013 as a result of separate performance-based vesting criteria not being achieved.

The table above also includes 297,500 stock options issued on January 3, 2013 with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. For the nine months ended September 30, 2013, the Company did not recognize any expense related to these stock options.

During the three and nine months ended September 30, 2013 and 2012, respectively, the weighted-average assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility factor	108.68%	105.37%	106.47%	102.39%
Risk-free interest rate	1.71%	0.83%	1.03%	1.30%
Dividend yield	—	—	—	—
Expected term (in years)	6.0	6.0	6.0	6.0

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of September 30, 2013 and changes during the nine months then ended is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2012	62,500	$5.70
Granted	41,666	4.56
Vested	(31,250)	5.70
Cancelled	—	—

Nonvested at September 30, 2013	72,916	$5.05	1.42	$525

As of September 30, 2013, there was $189 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the Company’s Amended and Restated 2004 Incentive Plan (the “2004 Plan”). The expense is expected to be recognized over a weighted-average period of 1.4 years.

On February 22, 2012, the Company granted 58,333 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares were issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability.

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

As consideration for entering into the Purchase Agreement, the Company also issued LPC 133,333 shares of Common Stock. The Company did not receive any cash proceeds from the issuance of these 133,333 shares. Pursuant to the Purchase Agreement, on May 8, 2013, LPC also purchased 550,691 shares of Common Stock at $3.63 per share, for gross proceeds of $2,000.

Under the Purchase Agreement, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $23,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 83,333 shares of Common Stock. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC, but in no event will shares be sold to LPC on a day the Common Stock closing price is less than $2.40 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $3.00 per share. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty

In the three months ended September 30, 2013, the Company issued an additional 2,192,833 shares of Common Stock to LPC under the Purchase Agreement for additional gross proceeds of approximately $8,912. In the nine months ended September 30, 2013, the Company issued an aggregate of 3,210,191 shares of Common Stock to LPC under the Purchase Agreement, including the 133,333 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement, for aggregate gross proceeds of approximately $12,076.

Between October 1, 2013 and October 24, 2013, the Company issued an additional 1,665,995 shares of Common Stock to LPC under the Purchase Agreement for additional gross proceeds of approximately $7,734. On a cumulative basis, from the effective date of the Purchase Agreement through October 24, 2013, the Company has issued a total of 4,876,186 shares of Common Stock to LPC, including the 133,333 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement, for aggregate gross proceeds of $19,811.

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

Our most advanced product candidate is Z160, a novel, first in class, oral N-type calcium channel modulator we are seeking to develop for the treatment of chronic pain. In 2012, we successfully completed Phase 1 clinical trials evaluating the pharmacokinetics and safety profiles of several new formulations of Z160, and the new formulations have demonstrated substantial bioavailability improvements compared to prior formulations of Z160. Based on the data from these studies, Zalicus selected the most promising formulation for clinical use and advanced Z160 into two Phase 2 clinical trials for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine. The Phase 2 trial in LSR began in August 2012, and the Phase 2 trial in PHN began in December 2012, with patient enrollment completed for both studies in September 2013. Z160 also received Orphan Drug designation from the U.S. Food and Drug Administration for PHN in September 2013. We expect to announce top-line results from both of these clinical trials in the quarter ending December 31, 2013 and expect other development activities related to Z160 to continue through the remainder of the year ending December 31, 2013.

Our next most advanced product candidate is Z944, a novel oral T-type calcium channel modulator we are seeking to develop for the treatment of pain indications. During 2012, we completed Phase 1 single ascending dose and multiple ascending dose clinical studies of Z944. In September 2013, we also initiated a Phase 1b clinical study of Z944, an experimental clinical model of pain utilizing Laser-Evoked-Potentials (LEP), to provide both objective and subjective assessments of the activity of Z944 in induced pain states. This Phase 1b clinical trial completed in October 2013, and we announced positive efficacy data from this clinical trial in November 2013. Based on these results, Zalicus is planning to advance a modified-release formulation of Z944 in Phase 2 clinical development for an appropriate pain indication in 2014.

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

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel as well as N or T-type calcium channels. This discovery research and preclinical development is now being conducted as part of a research agreement with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel drug discovery and development. As of September 30, 2013, our remaining payment obligations to Hydra will expire in February 2014 and total approximately $1.3 million.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts.

The United States commercial rights to Exalgo were acquired by Mallinckrodt, Inc., then a subsidiary of Covidien plc, from Neuromed Pharmaceuticals Ltd. in June 2009 pursuant to an asset purchase agreement. On July 1, 2013, Mallinckrodt plc, or

Mallinckrodt, the successor to Mallinckrodt, Inc., was spun off from Covidien as an independent company. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and receive tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We have recognized $14.0 million in revenue related to these royalties through September 30, 2013. Following the settlement of the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, that became effective in January 2012, Actavis can introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, pending FDA approval. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which was not subject to Mallinckrodt’s January 2012 settlement with Actavis. In February 2013, Mallinckrodt and Actavis entered into a separate settlement agreement that would allow Actavis to introduce a generic version of the 32mg dosage strength of Exalgo starting on May 15, 2014, pending FDA approval. Under our agreement with Mallinckrodt, our royalties on net sales of the approved dosage strengths would be reduced by 50% upon the introduction of generic versions of Exalgo.

In accordance with our policy for impairment of intangible assets and the related accounting guidance, we continually monitor whether events or circumstances have occurred that indicate that the carrying value of our intangible assets may no longer be recoverable or that the estimated remaining useful life of the intangible assets may warrant revision. We review the carrying value of the intangible assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. During the third quarter of 2013, events and circumstances indicated that our Exalgo intangible asset with a net carrying value of $11.1 million as of September 30, 2013 might be impaired. However, our estimate of the fair value of the asset as of September 30, 2013 exceeds its carrying value and therefore no impairment was recognized. Nonetheless, it is reasonably possible that the estimate of the fair value of the asset may change in the near term resulting in the need to write down the Exalgo intangible asset to its then fair value.

As of September 30, 2013, we had an accumulated deficit of $370.2 million. We had net losses of $29.1 million and $36.0 million for the nine months ended September 30, 2013 and 2012, respectively.

We borrowed an aggregate of $20.0 million under three separate tranches of term loans from Oxford Finance LLC, or Oxford, pursuant to the terms of a loan and security agreement with Oxford, dated December 22, 2010. We repay principal and interest on these term loans with our existing resources and operating revenue, including the royalties we receive on net sales of Exalgo by Mallinckrodt. Future principal payments under the loan and security agreement at September 30, 2013, are as follows:

(in thousands)
The remaining three (3) months of 2013	$1,687
2014	6,707
2015	2,141

Total	$10,535

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For the nine months ended September 30, 2013 and 2012, none of our revenues were generated from customers located outside the United States. As of September 30, 2013, all of our long-lived assets were located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the nine months ended September 30, 2013. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2013.

Results of Operations

Comparison of the Three Months ended September 30, 2013 and September 30, 2012

Revenue. For the three months ended September 30, 2013, we recorded $3.4 million of revenue from Exalgo royalties and cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the three months ended September 30,

2013 was $1.5 million. For the three months ended September 30, 2013, we recorded an aggregate of $1.9 million of revenue from cHTS services and other collaborations. For the three months ended September 30, 2012, we recorded $3.5 million of revenue from Exalgo royalties and cHTS services and other collaborations, which comprised royalty revenue from Mallinckrodt on net sales of Exalgo of $1.4 million and revenue from our cHTS services and other collaborations of $2.1 million. The decrease in revenue for the three months ended September 30, 2013 was primarily due to $0.2 million decrease in revenue from our cHTS services and other collaborations, offset by a $0.1 million increase in Exalgo royalties.

Research and Development Expense. Research and development expense for the three months ended September 30, 2013 was $9.3 million compared to $12.1 million for the three months ended September 30, 2012. The $2.8 million decrease was due to a $4.1 million decrease in expenses related to Exalgo and Synavive, a $0.5 million decrease in expenses related to the clinical development of Z944, a $0.2 million decrease in cHTS collaboration discovery costs, preclinical program and unallocated clinical and preclinical program costs and a $0.9 million decrease in infrastructure and support costs and non-cash stock-based compensation expense, offset by a $2.5 million increase in expenses related to the clinical development of Z160 and a $0.4 million increase in ion channel discovery costs and other clinical programs. The $2.5 million increase in expenses related to Z160 is due to the initiation and continuation of Phase 2 clinical development. The $0.9 million decrease in infrastructure and support costs and non-cash stock-based compensation expense is primarily related to 2012 severance costs incurred in connection with the termination of personnel in our clinical and commercial development departments. The $0.5 million decrease in expenses related to Z944 is due to the timing of conducting our Phase 1 clinical trials in 2012. During the third quarter of 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expense to decrease for the year ending December 31, 2013, compared to the year ended December 31, 2012.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944, our partnered product Exalgo and our discontinued clinical program Synavive, our preclinical programs and our drug discovery platforms for the three months ended September 30, 2013 and 2012. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

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

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Z160	$5,462	$2,831
Z944	493	1,019
Exalgo and Synavive	5	4,128
Other clinical program costs	409	—

Total clinical program costs	6,369	7,978

Preclinical program costs	—	16
cHTS services and other collaboration discovery costs	938	1,036
Ion channel program discovery costs	837	835
Unallocated clinical and preclinical program costs	333	459
Infrastructure and support costs	774	1,608
Noncash employee and non-employee stock-based compensation expense	92	118

Total research and development costs	$9,343	$12,050

General and Administrative. General and administrative expense for the three months ended September 30, 2013 was $2.1 million compared to $2.2 million for the three months ended September 30, 2012. The $0.1 million decrease is primarily due to lower personnel costs in the three months ended September 30, 2013. We expect our general and administrative expenses for the remainder of the year ending December 31, 2013 to be lower than such expenses were during 2012.

Amortization of Intangible Asset. For the three months ended September 30, 2013 and 2012, we recorded $2.2 million and $1.0 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The increase in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect amortization expense for the remainder of the year ending December 31, 2013 to be approximately $2.2 million.

Interest Income. Interest income for each of the three months ended September 30, 2013 and 2012 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.5 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2013 to be approximately $0.3 million.

Comparison of the Nine Months ended September 30, 2013 and September 30, 2012

Revenue. For the nine months ended September 30, 2013, we recorded $11.0 million of revenue from Exalgo royalties and cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo during the nine months ended September 30, 2013 was $4.7 million. For the nine months ended September 30, 2013, we recorded an aggregate of $6.3 million of revenue from cHTS services and other collaborations. For the nine months ended September 30, 2012, we recorded $8.8 million of revenue from Exalgo royalties and cHTS services and other collaborations, which was comprised of royalty revenue from Mallinckrodt on net sales of Exalgo of $3.8 million and revenue from our cHTS services and other collaborations of $5.0 million. The increase in revenue for the nine months ended September 30, 2013 was primarily due to a $0.9 million increase in Exalgo royalties and a $0.7 million and $1.0 million increase in the recognition of cHTS revenue from amended and new services collaborations with Novartis and Amgen, respectively.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2013 was $26.3 million compared to $32.5 million for the nine months ended September 30, 2012. The $6.2 million decrease was due to a $10.2 million decrease in expenses related to Exalgo and Synavive, a $1.7 million decrease in expenses related to the clinical development of Z944, a $0.9 million decrease in cHTS collaboration discovery costs, preclinical program and unallocated clinical and preclinical program costs and a $1.3 million decrease in infrastructure and support costs and non-cash stock-based compensation expense, offset by a $7.1 million increase in expenses related to the clinical development of Z160 and a $0.8 million increase in ion channel discovery costs and other clinical programs. The $7.1 million increase in expenses related to Z160 is due to the initiation and continuation of Phase 2 clinical development. The $1.7 million decrease in expenses related to Z944 is due to the timing of conducting our Phase 1 clinical trials in 2012. The $1.3 million decrease in infrastructure and support costs and non-cash stock-based compensation expense is primarily related to 2012 severance costs incurred in connection with the termination of personnel in our clinical and commercial development departments. During the third quarter of 2012, we terminated all development activities related to Synavive. Accordingly, we expect research and development expense to decrease for the year ending December 31, 2013, compared to the year ended December 31, 2012.

The table below summarizes our allocation of research and development expenses to our internal clinical programs, including Z160 and Z944, our partnered product Exalgo and our discontinued clinical program Synavive, our preclinical programs and our drug discovery platforms for the nine months ended September 30, 2013 and 2012. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160 and Z944, and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

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

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Z160	$14,572	$7,419
Z944	1,650	3,389
Exalgo and Synavive	124	10,324
Other clinical program costs	913	348

Total clinical program costs	17,259	21,480

Preclinical program costs	3	109
cHTS services and other collaboration discovery costs	2,629	3,424
Ion channel program discovery costs	2,697	2,475
Unallocated clinical and preclinical program costs	1,110	1,119
Infrastructure and support costs	2,301	3,556
Noncash employee and non-employee stock-based compensation expense	268	330

Total research and development costs	$26,267	$32,493

General and Administrative. General and administrative expense for the nine months ended September 30, 2013 was $6.2 million compared to $7.2 million for the nine months ended September 30, 2012. The $1.0 million decrease is primarily due to lower personnel costs in the nine months ended September 30, 2013. We expect our general and administrative expenses for the remainder of the year ending December 31, 2013 to be lower than such expenses were during 2012.

Amortization of Intangible Asset. For the nine months ended September 30, 2013 and 2012, we recorded $6.5 million and $2.9 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The increase in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflects our estimate of the future undiscounted cash flows we expect to receive over the period during which we expect to benefit from the cash flows. We expect amortization expense for the remainder of the year ending December 31, 2013 to be approximately $2.2 million.

Restructuring. For the nine months ended September 30, 2012, we recorded a restructuring charge of $1.1 million related to the closing of our Vancouver operations in the first quarter of 2012. The charge primarily represented cash payments for severance and other personnel-related expenses.

Interest Income. Interest income for the nine months ended September 30, 2013 and 2012 was less than $0.1 million and $0.1 million, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2013 and 2012 was $1.2 million and $1.7 million, respectively. This interest expense relates to the interest on our outstanding term loans. We expect our interest expense for the remainder of the year ending December 31, 2013 to be approximately $0.3 million.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of September 30, 2013, we had cash, cash equivalents and short-term investments of approximately $20.0 million, which includes $1.9 million of restricted cash. Our funds are primarily invested in money market funds and as such, we do not believe there is significant risk in our investment portfolio as of September 30, 2013.

On December 22, 2010, we entered into a loan and security agreement with Oxford, pursuant to which we borrowed an aggregate of $20.0 million under three separate term loans from Oxford. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property. Our loan and security agreement contains a subjective material adverse change clause, which allows Oxford to declare an event of default on the loans upon the occurrence of a material adverse change as defined in the loan and security agreement. In addition, if we default under the loan and security agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments. See “Risk Factors—The terms of our debt facility place restrictions on our operating and financial flexibility, and if we were to default on our obligations under our debt facility, our stockholders would be adversely affected.” Future principal payments under the loan and security agreement at September 30, 2013, are as follows:

(in thousands)
The remaining three (3) months of 2013	$1,687
2014	6,707
2015	2,141

Total	$10,535

On May 8, 2013, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, pursuant to which we have the right to sell to LPC up to $25.0 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the purchase agreement, over the period from May 8, 2013 to May 1, 2015. As consideration for entering into the purchase agreement, we also issued LPC 133,333 shares of common stock, for which we did not receive any cash proceeds. In addition to the 133,333 shares of common stock issued to LPC as consideration for entering into the purchase agreement, pursuant to the purchase agreement, on May 8, 2013, LPC purchased 550,691 shares of our common stock at $3.63 per share, for gross proceeds of $2.0 million. Under the purchase agreement, on any business day and as often as every other business day over the 24-month term of the purchase agreement, and up to an aggregate amount of an additional $23.0 million of shares of the Company’s common stock (subject to certain limitations), we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 83,333 shares of our common stock. The purchase price of shares of common stock pursuant to the purchase agreement will be based on prevailing market prices of our common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the closing price of our common stock is less than $2.40 per share, subject to adjustment. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of our common stock is not below $3.00 per share. There is no upper limit on the price per share that LPC could be obligated to pay for our common stock under the purchase agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. From the effective date of the purchase agreement through September 30, 2013, we issued an aggregate of 3,210,191 shares of common stock to LPC, including the 133,333 shares of common stock issued to LPC as consideration for entering into the purchase agreement, under the purchase agreement for gross proceeds of approximately $12.1 million. Between October 1 and October 24, 2013, we issued an additional 1,665,995 shares of common stock to LPC under the Purchase Agreement for additional gross proceeds of approximately $7.7 million. On a cumulative basis, from the effective date of the purchase agreement through October 24, 2013, we have issued a total of 4,876,186 shares of common stock to LPC, including the 133,333 shares of common stock issued to LPC as consideration for entering into the purchase agreement, for aggregate gross proceeds of $19.8 million.

We expect our current resources to be sufficient to fund our planned obligations and operations into the third quarter of 2014. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations, Exalgo royalties or our collaboration funding is less than our current expectations or our obligations under our loan and security agreement accelerate. We expect to seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of shares of our common stock. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail some or cease all of our research or development programs or operations.

Cash Flows

Operating Activities. Our operating activities used cash of $23.5 million and $31.4 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the net cash used in operating activities is primarily due to a $6.9 million decrease in net loss, driven by a $6.2 million decrease in research and development expense.

Investing Activities. Our investing activities provided cash of $21.7 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively. The cash provided by investing activities for both the nine months ended September 30, 2013 and 2012 was primarily due to the timing of purchases and maturities of our short-term investments.

Financing Activities. Our financing activities provided cash of $7.2 million and $26.5 million for the nine months ended September 30, 2013 and 2012, respectively. The cash provided by financing activities for the nine months ended September 30, 2013 was primarily related to the issuance of 3,210,191 shares of our common stock resulting in net proceeds of $12.0 million offset by repayment of our term loans. The cash provided by financing activities for the nine months ended September 30, 2012 was primarily related to the issuance of 4,524,989 shares of our common stock resulting in net proceeds of $29.1 million offset by repayment of our term loans.

Nasdaq Listing and Reverse Stock Split Matters

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

At our 2013 annual meeting of stockholders held on June 6, 2013, our shareholders approved a proposal to authorize an amendment to our sixth amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding shares of common stock that may be implemented by our Board of Directors at their discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of our common stock. On September 18, 2013, the Board of Directors approved a 1-for-6 reverse stock split. We filed a certificate of amendment to our Sixth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that became effective on October 3, 2013, to effect a 1-for-6 reverse stock split of the Company’s common stock. On October 14, 2013, we received a letter from the listing qualifications department staff of the NASDAQ Capital Market that the closing bid price for our common stock had been at or above $1.00 per share for 10 consecutive business days and that we had regained compliance with Listing Rule 5450(a)(1).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of September 30, 2013, we had unrestricted cash, cash equivalents and short-term investments of $18.1 million consisting of cash and highly liquid short-term investments consisting of money market funds. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada.

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

Risks Related to Discovery, Development and Commercialization of Drug Products

Zalicus’s approach to the discovery and clinical development of drugs is unproven and may never lead to commercially viable products.*

Zalicus’s various approaches to drug discovery and development using our ion channel expertise or our cHTS technology platform are complex and unproven. Previously unrecognized or unexpected defects in or limitations to Zalicus’s drug discovery technologies or drug development strategies may emerge, which we may also be unable to overcome or mitigate. None of the product candidates identified or developed to date through the application of Zalicus’s business model and drug discovery technologies, has been effective in Phase 2 clinical trials, been approved by any regulatory agency for commercial sale or been commercialized.

All of our product candidates are in an early stage of development and their risk of failure is high. The data supporting Zalicus’s drug discovery and development programs, including the product candidates Z160 and Z944, is derived from either laboratory and pre-clinical studies and limited early stage clinical trials that were not designed to be statistically significant. We cannot predict when or if any one of Zalicus’s product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

Our future success depends on the successful development of product candidates, such as Z160 and Z944, identified by our ion channel drug discovery technology, particularly including our two Phase 2 clinical trials of Z160 for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, and lumbosacral radiculopathy, or LSR, for which we expect to announce top-line results in the fourth quarter of 2013. The scientific evidence to support the feasibility of developing drugs that modulate ion channels to treat pain conditions is limited, and many companies with more resources than us have not been able to successfully develop drugs that modulate ion channels to treat pain conditions.

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

Negative or inconclusive results from either or both of our Phase 2 clinical trials of Z160 in LSR or PHN may materially adversely affect our business and financial prospects.*

We are completing the evaluation of our most advanced product candidate Z160 in two Phase 2 clinical studies, and expect to announce top-line results from both of these clinical trials in the fourth quarter of 2013. Positive results from our prior preclinical assessments of Z160 and Phase 1 clinical trials of Z160 may not necessarily be predictive of the results from either of these Phase 2 clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, failure to achieve clinical trial endpoints with statistical significance or at all due to greater than expected placebo effects, insufficient statistical powering of clinical trials, selection of incorrect dosages of a product candidate to study, or selection of inappropriate indications or patient populations to study. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval for those product candidates. If we fail to produce positive results in our clinical trials of Z160, particularly in either or both of the two Phase 2 clinical studies of Z160 for which we expect to announce top-line results in the fourth quarter of 2013, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidate, and, correspondingly, our business and financial prospects, may be materially adversely affected.

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

We have developed or are developing proprietary formulations of our product candidates Z160 and Z944. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop and test the pharmaceutical formulations of Zalicus’s product candidates as well as manufacture materials for clinical trials of our product candidates. These third parties may not be successful in developing or manufacturing these novel formulations of our product candidates or may experience delays in doing so that could delay clinical trials, and ultimately our ability to obtain approval of Zalicus’s product candidates, including our product candidates Z160 and Z944. Defects in the formulation, delivery method or packaging of any of Zalicus’s product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

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

In addition, further decreases in our quarterly royalty revenue from Exalgo based on these factors may cause us to determine that the carrying value of our Exalgo intangible asset on our balance sheet is no longer recoverable and that the asset is impaired. If we determine that our Exalgo intangible asset is impaired and its carrying value is written down to a reduced fair value, it may have a negative impact on our stock price.

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

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We may be unable to raise the substantial additional capital that we will need to sustain our operations.*

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into the third quarter of 2014. We may, however, raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding and Exalgo royalties are less than current assumptions or expectations. This could occur for many reasons, including:

•	our product candidates require more extensive clinical or pre-clinical testing, clinical trials take longer to complete than we currently expect or our clinical trials are not successful, including either or both of the two Phase 2 clinical trials of Z160 for which we expect to announce top-line results in the fourth quarter of 2013;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more of our pre-clinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	we determine or are required to conduct more discovery research than expected to develop additional product candidates;

•	some or all of our product candidates fail in clinical or pre-clinical studies or prove to be less commercially promising than we expect or we are forced to seek additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties;

•	we determine to enter into a business combination or acquire or license rights to additional product candidates or new technologies.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of September 30, 2013, Zalicus had an accumulated deficit of $370.2 million. Our cash, cash equivalents and short-term investments are sufficient to fund operations into the third quarter of 2014. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

FDA approval of our drug candidates would subject Zalicus and our collaborators to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates or Mallinckrodt’s ability to commercialize Exalgo.

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

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property, including our proprietary products or product candidates. We intend to apply for patents with claims covering our products, product candidates, technologies and processes, when and where we deem it appropriate to do so and plan to take other steps to protect our intellectual property. We have applied for patent protection covering our clinical and pre-clinical product candidates in the United States, and some, but not all, foreign countries. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may be unable to stop them from doing so. One patent covering Exalgo is set to cease providing protections against generic versions of Exalgo at the 8, 12, 16 and 32mg dosage strengths following the settlement of the Exalgo litigation between Mallinckrodt and Actavis and pursuant to which Actavis may release generic versions of Exalgo at the 8, 12 and 16mg dosage strengths beginning on November 15, 2013 and at the 32mg dosage strength beginning on May 15, 2014, pending FDA approval.

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

Risks Related to an Investment in Our Common Stock

Our recently completed 1-for-6 stock split could adversely impact our company and the trading of our common stock.*

On October 3, 2013, we filed a certificate of amendment to our Sixth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of the Company’s common stock. While the reverse stock split enabled us to regain compliance with The NASDAQ Capital Market’s minimum bid price listing requirement, it may also result in certain adverse impacts to our company and the trading of our common stock. The reverse stock split may be viewed negatively by the market and, consequently, could lead to a decrease in our price per share and overall market capitalization. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. As a result and notwithstanding our reverse stock split and our regained compliance with the NASDAQ Capital Market’s minimum bid price listing requirement, we may not be able to maintain a price per share of our common stock in excess of $1.00 per share or the additional criteria for continued listing of our common stock set forth by The NASDAQ Capital Market. The occurrence of any future non-compliance with the NASDAQ Capital Market’s minimum bid price or other listing requirements may have a material adverse affect on our stock price, our business and our prospects.

Our common stock has a volatile public trading price.

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of the sales performance of Exalgo by Mallinckrodt;

•	disclosure by our collaboration partners, including Sanofi and Novartis regarding our collaborations and the related product candidates, including Prednisporin;

•	disclosure of actual or potential clinical or preclinical results with respect to product candidates we are developing, including Z160 and Z944 and the results of the two Phase 2 clinical trials of Z160 for which we expect to announce top-line results in the fourth quarter of 2013;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates;

•	general market conditions and comments by securities analysts and investors; and

•	our recent 1-for-6 reverse stock split.

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

Following the initial purchases by LPC, under the purchase agreement, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $23,000 (subject to certain limitations) in shares of common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 83,333 shares of common stock. The purchase price of shares of common stock pursuant to the purchase agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the common stock closing price is less than $2.40 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $3.00 per share.

From the effective date of the purchase agreement through September 30, 2013, we have issued an aggregate of 3,210,191 shares of common stock to LPC, including 133,333 shares of common stock issued to LPC as consideration for entering into the purchase agreement, under the purchase agreement for gross proceeds of approximately $12.1 million. Between October 1, 2013 and October 24, 2013, we issued an additional 1,665,995 shares of common stock to LPC under the purchase agreement for additional gross proceeds of approximately $7.7 million. On a cumulative basis, from the effective date of the purchase agreement through October 24, 2013, we have issued a total of 4,876,186 shares of common stock to LPC, including the 133,333 shares of common stock issued to LPC as consideration for entering into the purchase agreement, for aggregate gross proceeds of $19.8 million.

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
Justin A. Renz
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 4, 2013

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	10/02/2013	000-51171

3.5	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 1,482 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 78.5 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Registration Rights Agreement, dated as of June 30, 2009, among the Registrant and the investors set forth therein.	S-4	4.11	08/07/2009	333-161146

4.5	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amendment to Employment Agreement with Jason Cole, dated January 4, 2013.	8-K	10.2	01/09/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated January 4, 2013.	8-K	10.1	01/09/2013	000-51171

#10.13	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.14	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.15	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.16	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.17	Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 3, 2013.	10-K	10.17	03/07/2013	000-51171

#10.18	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.19	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen	10-K	10.20	03/09/2012	000-51171

#10.20	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.21	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.23	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated January 3, 2013.	10-K	10.25	03/07/2013	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Research Project Cooperative Agreement, dated April 10, 2005, between the National Institutes of Health and the Registrant.	S-1/A	10.37	08/19/2005	333-121173

10.28	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

†10.29	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.30	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.31	Amendment No. 2 to Research Collaboration and License Agreement, dated April 30, 2013, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.1	05/01/2013	000-51171

10.32	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.33	Amendment No. 1 to Software License Agreement, dated as of April 30, 2013, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.2	05/01/2013	000-51171

†10.34	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.35	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.36	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.37	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.38	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.39	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.40	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.41	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.42	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.43	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/02/2012	000-51171

10.44	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

10.45	Equity Distribution Agreement dated as of January 10, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.46	Equity Distribution Agreement dated as of June 29, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

10.47	Purchase Agreement dated as of May 8, 2013 between the Registrant and Lincoln Park Capital Fund, LLC.	8-K	10.1	05/08/2013	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.