Form 10-K
period 2013-12-31
Zalicus Inc.
filed 2014-03-14
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $74,398,690.80 on June 28, 2013. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Capital Market on June 28, 2013.

As of March 12, 2014, the registrant had 26,108,910 shares of common stock, par value $0.001 per share, outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

On September 18, 2013, our board of directors unanimously approved a 1-for-6 reverse stock split of our common stock, which we effected on October 3, 2013. All share and per share amounts of common stock, options and warrants in this Annual Report on Form 10-K, including those amounts included in the accompanying financial statements, have been restated for all periods to give retroactive effect to the reverse stock split.

Item 1.	Business

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain. We have a portfolio of proprietary product candidates targeting pain and have entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also apply our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTSTM to discover new product candidates for our portfolio or for our collaborators in the areas of pain and oncology.

Our most advanced product candidate is Z944, a novel, oral, state-dependent, selective T-type calcium channel modulator we are seeking to develop for the treatment of pain indications. T-type calcium channels have been recognized as key targets for therapeutic intervention in a broad range of cell functions and have been implicated in pain signaling. During 2013, we completed a Phase 1b clinical trial utilizing Laser-Evoked-Potentials, or LEP, to provide both objective and subjective assessments of the activity of Z944 in induced pain states. On November 1, 2013, we announced positive results from this Phase 1b clinical trial. Based on these results, Zalicus is currently planning to evaluate multiple modified-release formulations of Z944 in a Phase 1 pharmacokinetic and safety study in the first half of 2014, with the goal of advancing a modified-release formulation of Z944 toward Phase 2 clinical development in an appropriate pain indication by late 2014.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel for the treatment of pain. This discovery research and preclinical development has been conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development. This collaboration expired in February 2014 in accordance with its terms.

Until November 2013, we had also been advancing the development of Z160, a novel, oral N-type calcium channel modulator we were seeking to develop for the treatment of chronic pain. In December 2012 and August 2012, we initiated Phase 2 clinical trials of Z160 for the treatment of neuropathic pain, including post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine, respectively. Patient enrollment completed for both studies in September 2013. Results from both Phase 2 trials of Z160 were released on November 11, 2013 and Z160 did not meet the primary endpoint in either of these Phase 2 trials. Based on the results, we have terminated further development of Z160.

Until September 2012, we had also been advancing the development of Synavive, a product candidate to treat immuno-inflammatory disorders. In June 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results from the SYNERGY trial were announced in September 2012, and while Synavive achieved a statistically significant improvement in signs and symptoms of rheumatoid arthritis, as measured by DAS28-CRP, compared to placebo, the primary end point of the trial, Synavive did not demonstrate a meaningful clinical benefit measured by DAS28-CRP, compared to 2.7 mg of prednisolone or 5 mg of prednisone, key secondary endpoints of the SYNERGY trial. Based on the data from the SYNERGY trial, we terminated further development of Synavive.

We have also been using our cHTS platform to perform our obligations with our collaboration partners, including the Novartis Institutes of Biomedical Research, Inc., or Novartis, and other pharmaceutical companies who have adopted cHTS as an important addition to their oncology discovery efforts. Our cHTS platform technology profiles the activity of individual agents and combinations in cell-based phenotypic assays at high throughput to discover synergistic multi-target drug candidates that may generate novel intellectual property, inform clinical development and expand development pipelines. Our proprietary software solution, Chalice™, works with the cHTS technology platform to extract valuable insights, discoveries, and data trends from high-throughput combination activity profiling experiments.

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

Our Proprietary Product Candidates

All of our proprietary product candidates are focused in the area of pain, which is an area of continuing unmet medical need with potentially large commercial markets.

Our Ion Channel Product Candidates for Pain

We are focused on discovering and developing new compounds that selectively target neuronal calcium and sodium channels for the treatment of pain. The current treatment paradigms for pain rely on four major classes of medicines: opiates, non-steroidal anti-inflammatory drugs, or NSAIDs, gabapentanoids, a class of anti-convulsants with analgesic properties and antidepressants, all of which have significant safety, tolerability and dependence issues. We are using our experience with ion channel research and development in our efforts to discover and develop novel proprietary compounds to potentially treat pain by selectively modulating T-type calcium channels or Nav1.7 sodium channels. We believe our ion channel modulator programs have the potential to produce a new class of analgesics for the treatment of acute, chronic or visceral pain, with the potential for safety and efficacy advantages over existing analgesics.

Background of Clinical Pain. Pain results from sensory nerve stimulation often associated with actual or potential tissue damage. Specific nerve fibers carry the pain signal across the nervous system to the brain, where it is recognized as pain. Pain is generally characterized on two dimensions, intensity and duration. Pain intensity is typically expressed as mild, moderate or severe. Mild pain results from relatively common conditions such as headaches, sprains or strains. Moderate pain results from conditions such as surgery, severe strains or sprains. Severe pain results from serious underlying illnesses such as osteoarthritis, lower back pain, post-herpetic neuralgia, diabetic neuropathy, inflammatory bowel syndrome, cancer or AIDS. Pain duration is expressed as acute or chronic. Acute pain often subsides in a short period of time and is typically associated with tissue injury such as surgery, a cut, a joint dislocation, or pressure on a nerve. Chronic pain persists for long periods of time and may involve underlying changes in the nervous system producing unusual sensitivity to touch, shooting or visceral pains, aching and other often disabling pain symptoms.

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

Our Ion Channel Programs

T-type calcium channels and sodium channels in cells are important to the regulation of the body’s nervous and cardiovascular systems. We are developing novel proprietary compounds to treat pain and potentially other diseases by selectively blocking ion channels in the neuronal cells responsible for pain signal transmission. We believe that our ion channel programs have the potential to produce a new class of analgesics for the treatment of acute, chronic or visceral pain, with potential safety and efficacy advantages over existing analgesics.

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

For example, L-type calcium channels are responsible for triggering contraction of both heart muscle and blood vessel smooth muscle. As such, L-type channels have been the selective target for drugs treating cardiovascular disease including hypertension and cardiac arrhythmias. These well-known calcium channel modulators have been on the market for over 40 years and provide proof-of-concept that calcium channels represent a valid target for therapeutic intervention and may address large commercial opportunities. One of the founders of Neuromed Pharmaceuticals Ltd., or Neuromed, which we acquired in December 2009, Dr. Terrance Snutch, was the first to describe that the various calcium channels in the nervous system are encoded by a family of distinct genes. In addition to being the first to clone these important clinical targets, we recognized the potential pharmaceutical significance of the N-type and T-type calcium channels, devised innovative screening platforms and invented our initial proprietary calcium channel modulator product candidates. Building on this work, we are currently pursuing a program, Z944, targeting all three T-type calcium channel gene subtypes.

Z944 - our T-type Calcium Channel Program

Our T-type calcium channel program is focused on developing drug candidates to treat a variety of chronic pain conditions. Our clinical-stage product candidate Z944 is a novel, oral, state-dependent, selective T-type calcium channel modulator that has demonstrated preclinical efficacy in inflammatory and visceral pain models, and that we are seeking to develop for the treatment of pain. During 2012 and early 2013, we completed Phase 1 single ascending dose and multiple ascending dose clinical studies of Z944. During 2013, we completed a Phase 1b clinical trial utilizing LEP to provide both objective and subjective assessments of the activity of Z944 in induced pain states. On November 1, 2013, we announced positive results from the Phase 1b clinical trial. Based on these results, Zalicus is planning to evaluate multiple modified-release formulations of Z944 in a Phase 1 pharmacokinetic and safety study in the first half of 2014, with the goal of advancing a modified-release formulation of Z944 toward Phase 2 clinical development in an appropriate pain indication by late 2014.

T-type Background. The wide distribution of T-type calcium channels found in neurons in the brain, heart, endocrine cells and other tissues provides for the possibility of developing therapeutics for multiple indications, including treatment of pain, epilepsy or tremor. We have identified and cloned three gene targets for T-type calcium channels that we believe have therapeutic potential for pain. Modulating T-type calcium channels in animal models has been shown to produce relief of acute and chronic pain from mild to moderate intensities. We have discovered proprietary T-type calcium channel modulators such as Z944 that show efficacy in animal models of inflammatory pain.

Potential Benefits of Oral T-type Calcium Channel Modulators. We believe that oral T-type calcium channel modulators such as Z944 have the potential to become a new class of analgesics. Limitations with existing pain therapies may be addressed by our T-type calcium channel blocker product candidate Z944. Z944 has the potential to improve:

•

Efficacy. Despite the availability of many drugs to treat chronic pain, results of a 2006 survey by the American Pain Foundation of chronic pain sufferers found that 51% of the respondents felt that they had little or no control over their pain. For some patients, chronic pain may not be under control due to ineffective medications or the inability to tolerate effective doses of currently available analgesics. Deletion of either Cav3.1 or Cav3.2 (two of the three T-type channel subtypes) in animals has the effect of eliminating T-type calcium channel activity using these gene products, resulting in animals with normal general behaviors, but with attenuated responses to painful stimuli.

•

Selectivity. Our discovery screening process selects for ion channel modulators that are ‘state-dependent.’ This means that our compounds preferentially block only those ion channels that are in the hyperexcited state, a state in which they exist when transmitting pain. Ion channels that are not transmitting pain signals are not blocked, thereby allowing neuronal signaling to proceed normally. Current standards of care for pain are relatively indiscriminant for which neurons are affected, leading to unwanted side effects. We believe that our T-type calcium modulator Z944, being state-dependent, will allow for a more targeted approach to pain treatment, thereby improving on the safety and tolerability of current pain therapies.

•

Safety Profile. NSAIDs and opioid analgesics used over an extended period of time may lead to significant on and off-target side effects, providing the opportunity for the introduction of a new class of analgesics with a more favorable safety profile. We have tested Z944 in human clinical trials in 87 subjects and found it to be generally well tolerated and to exhibit a good safety profile with no serious drug-related adverse effects.

•

Tolerance and Addiction. Patients often require increasing doses of opioids to maintain effective pain relief, commonly referred to as tolerance. Patients who abruptly stop using opioids commonly experience withdrawal symptoms. Some patients using opioids experience euphoria and can progress to addictive behaviors and abuse. Based on our current understanding of Z944, we would not expect it to be scheduled as a controlled substance in the United States.

•	Drug Delivery. Z944 is a small molecule that is expected to be orally administered using tablet or capsule formulations.

Overview of Sodium Channel Biology

In addition to our research and development on T-type calcium channels being targeted for pain, we have been actively pursuing discovery of another class of ion channel modulators for pain. Voltage gated sodium channels such as the Nav1.7 channel regulate pain signaling by mediating sodium ion currents that contribute to the excitability of both peripheral pain-sensing neurons and also neurons within the spinal cord that relay pain signals to the brain. Several distinct types of voltage gated sodium channels are important for setting the threshold and influencing the frequency, sustainability and intensity of pain signaling.

Of the ten sodium channel genes found in humans, the Nav1.7 and Nav1.8 types are of particular interest related to multiple chronic pain conditions as they are validated in humans. For example, naturally occurring loss-of-function mutations of the SCN9A gene which encodes the pore forming subunit of the Nav1.7 channel leads to the complete absence of pain sensation while other gain-of-function Nav1.7 mutations of the SCN9A gene cause severe chronic pain syndromes such as primary erythromelalgia. Further, in animal models it has been shown that the suppression of either Nav1.7 or Nav1.8 channels reduces various kinds of acute and neuropathic pain.

Sodium Channel Program

Addressing these attractive genetically-validated targets for pain intervention, we have utilized our expertise in ion channels to research and develop novel, orally available agents that block the functioning of sodium channels relevant to pain signaling. Our goal is to specifically target the increased firing and hypersensitivity in peripheral and spinal cord neurons that express Nav1.7 and Nav1.8 and that are associated with acute and chronic neuropathic pain.

We have generated a pipeline of preclinical agents shown to affect the Nav1.7 sodium channels. A number of these compounds have been found to both reduce the excitability of neurons and to reverse pain hypersensitivity in animal models of acute and neuropathic pain. We hope that targeting sodium channels in the peripheral and central neuronal signaling pathways through a unique mechanism of action has the potential to lead to novel classes of safe and effective pain therapeutics.

On February 8, 2012, we entered into a research collaboration agreement with Hydra, to advance the development of our preclinical Nav1.7 sodium channel modulator product candidates for the treatment of pain. The collaboration brought together our portfolio of novel, preclinical ion channel product candidates, representing multiple sodium channel modulators, with Hydra’s expertise in novel ion channel discovery and preclinical drug development with the goal of advancing Nav1.7 sodium channel drug candidates toward clinical development for the treatment of pain. Under the terms of the research collaboration agreement, we funded research and development activities at Hydra for a two year period until February 2014, during which time Hydra performed the discovery and preclinical development work necessary to advance our preclinical Nav1.7 sodium channel product candidates. Under the agreement, we retained all intellectual property and commercial rights to our Nav1.7 sodium channel product candidates that were studied under the agreement. The research collaboration agreement with Hydra expired in February 2014, in accordance with its terms.

Our cHTS Drug Discovery Technology

Combination approaches are an emerging clinical standard in the treatment of cancer. We believe that our cHTS platform has been validated through our research collaborations with Novartis and other pharmaceutical companies (described in greater detail below), who have adopted cHTS as an important addition to their oncology discovery and translational medicine efforts.

The cHTS platform technology profiles the activity of individual agents and combinations in cell-based phenotypic assays at high throughput to discover synergistic multi-target drug candidates. The technology generates novel intellectual property and provides insights for both drug discovery and clinical translational medicine efforts. We perform fee-for-service activities and also seek strategic partnerships to leverage the power of the cHTS technology platform in the area of oncology.

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

Our proprietary software solution, Chalice, was developed by us to enable the visualization and analysis of combination activity profiling data. This software provides a unique and generalized capability to assemble combination test data into matrices for visualization and analysis, and has utility across diverse therapeutic indications. Chalice allows researchers to apply specialized capabilities to quantitatively assess the strength of combination interactions. The platform requires only test article identification, concentration, and measurable response data to produce a rich set of combination results suitable for the analysis of a wide variety of data types including: biochemical assays (enzyme inhibition, gene expression, etc.), cell-based assays (proliferation, apoptosis, etc.), and in vivo biomarker or activity assays. In addition, test article and experimental data attributes can be utilized to visualize combination activity profiles to facilitate meta-analyses and drive hypothesis generation. For example, visualizing combination synergy measures with the oncogenic status of cell-lines tested may suggest possible predictors of response that could then be validated. The Chalice software works with the cHTS technology platform to extract valuable insights, discoveries, and data trends from high-throughput combination activity profiling experiments.

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

We did not recognize any milestone payments under this arrangement in the years ended December 31, 2013 and 2012. The research program had an initial two-year term that could be extended by Novartis for three additional one-year periods. We also entered into a software license agreement with Novartis, where we provided Novartis with a non-exclusive license to use our proprietary Chalice software in connection with the collaboration and other Novartis research programs for approximately five years, with options to renew for multiple additional five-year terms. In January 2011, Novartis elected to extend the research program for an additional year, into May 2012 and in April 2012, we entered into an amendment with Novartis to extend the research program for an additional year, into May 2013. In April 2013, we entered into a second amendment to the collaboration agreement with Novartis, to extend the funded research program under the collaboration agreement until October 31, 2014 and provide for up to $3.0 million in funded research payments under the collaboration agreement. In April 2013, we entered into an amendment to the software license with Novartis to extend the term of the license until October 31, 2014, and to amend Novartis’ option to extend the term of the software license to a single, one-year option, exercisable upon the payment of amended additional software licensing fees.

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

Amgen Inc.

In December 2009, we entered into a research collaboration agreement with Amgen Inc., or Amgen, focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, we received a $750,000 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse us for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for us to perform follow-up research at an annual rate of $300,000 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Under the terms of the research collaboration agreement, Amgen will also pay us a $1.0 million milestone payment for each investigational new drug application, or IND, filing by Amgen for a product candidate with new intellectual property generated by the collaboration. We did not recognize any milestone payments under this arrangement in the years ended December 31, 2013 and 2012. We also entered into a software license agreement with Amgen in May 2011, where we provided Amgen with a non-exclusive license to use our proprietary Chalice software in connection with the collaboration and other Amgen research programs for one year. We entered into amendments to this software license agreement with Amgen in April 2012, January 2013 and May 2013, pursuant to which we have provided Amgen with the same non-exclusive license until May 2014. Through December 31, 2013, we have received $2.9 million in funding, expense reimbursement and software license fees under these agreements.

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

Sanofi, Fovea’s parent company, has publicly announced its intention not to develop Prednisporin/FOV1101 itself and is planning to sublicense its rights to a third party. As of February 28, 2014, Sanofi has not sublicensed Prednisporin/FOV1101 to a third party.

Prednisporin (FOV1101), is not currently being developed and is not planned to be developed, to treat dry eye syndrome, nor are there any other product candidates subject to the Fovea agreement that are currently being developed for dry eye syndrome. As a result, we believe that there is a remote likelihood that this milestone will be achieved. We did not recognize any milestone payments under this arrangement in the years ended December 31, 2013 and 2012.

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

Previous Collaborations

Exalgo – Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, prior to our merger with Neuromed, Neuromed entered into an asset purchase agreement with Mallinckrodt Inc., or Mallinckrodt, then a subsidiary of Covidien plc, or Covidien, to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. Exalgo® is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt was responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We acquired the rights and assumed the obligations under the asset purchase agreement as a result of our merger with Neuromed in December 2009.

Neuromed acquired the United States rights to Exalgo in 2007 and successfully advanced it through Phase 3 clinical development, the submission of a new drug application in May 2009 and the approval by the United States Food and Drug Administration, or FDA, of the 8, 12 and 16 mg dosage strengths of Exalgo on March 1, 2010. As part of the agreement with Mallinckrodt, Neuromed received upfront and initial milestone payments of $15.0 million, and we received a $40.0 million milestone payment following FDA approval of Exalgo in 2010. Exalgo was commercially launched in the United States by Mallinckrodt on April 26, 2010, and the 32 mg dosage strength of Exalgo was approved by the FDA in August 2012 and launched by Mallinckrodt in September 2012. We received tiered royalties on Mallinckrodt’s net sales of Exalgo on a quarterly basis. Mallinckrodt was to continue to pay these royalties on net sales for as long as it is selling Exalgo, although the royalty rate was to be reduced by 50% upon the earlier to occur of the first sale of a generic version of Exalgo or June 11, 2024. Following the settlement of patent litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis plc, or Actavis, Actavis was permitted by Mallinckrodt to introduce a generic version of Exalgo at approved dosage strengths on November 15, 2013, subject to FDA approval. In February 2013, Mallinckrodt and Actavis entered into a separate settlement agreement that would permit Actavis to introduce a generic version of the 32mg dosage strength of Exalgo starting on May 15, 2014, subject to FDA approval of the Actavis generic. As of February 28, 2014, Actavis has not introduced a generic version of Exalgo at any of the approved dosage strengths. We recognized $16.0 million in royalty revenue from Exalgo through December 31, 2013.

In connection with the asset purchase agreement we also entered into a development and transition services agreement, pursuant to which we have performed certain clinical development and regulatory activities primarily relating to the FDA approval of Exalgo and certain post-approval activities. These activities were at Mallinckrodt’s cost and expense, capped at $16.0 million. Through the year ended December 31, 2012, we received $8.8 million in funding and expense reimbursement under this agreement, and the tasks required to be completed by us under the agreement are complete.

On July 1, 2013, Mallinckrodt plc, the successor to Mallinckrodt, Inc., was spun off from Covidien as an independent company. This transaction did not impact sales of Exalgo by Mallinckrodt.

On January 31, 2014, Zalicus Canada and Mallinckrodt Medical Imaging – Ireland, an affiliate of Mallinckrodt, entered into a royalty purchase agreement, relating to the asset purchase agreement. Under the terms of the royalty purchase agreement, in exchange for the payment of $7.2 million from Mallinckrodt to Zalicus on January 31, 2014, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt.

USAMRIID

In December 2008, we entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering combinations of agents to prevent or treat Ebola, Marburg and Lassa virus infections. Under the agreement, which expired in September 2011, we and USAMRIID undertook a joint research project, and we were eligible to receive up to approximately $1.4 million in funding. In May 2010, Zalicus entered into a cooperative research and development agreement with USAMRIID focused on discovering combinations of agents to prevent or treat Alphavirus infections, which are mosquito-borne viruses whose infection can cause severe and fatal encephalitis in humans. Under this agreement, which expired in April 2013, we and USAMRIID undertook a joint research project, under which we were eligible to receive up to approximately $1.1 million in funding. In September 2012, we entered into a cooperative research and development agreement with USAMRIID focused on discovering chemotherapeutic interventions to prevent and/or treat encephalitic and viral hemorrhagic fever virus infections. This agreement had an initial one-year term that was extended by USAMRIID for an additional one-year period. Zalicus and USAMRIID have mutually agreed to terminate activities under the cooperative research and development agreement as of February 28, 2014. Through December 31, 2013, we have received approximately $2.9 million in funding from these three agreements with USAMRIID.

Patents and Other Proprietary Rights

Our success depends, in part, on our ability and the ability of our collaborators to obtain and maintain intellectual property protection for drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing on our proprietary rights.

Our policy is to seek to protect our proprietary chemical compounds, compositions, formulations and methods of using them by, among other methods, filing United States and foreign patent applications directed to our product candidates and discovery programs. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

As of March 1, 2014, our worldwide patent estate for our product candidate Z944, our Nav1.7 channel program and our licensed programs for Prednisporin/FOV1101 and with USAMRIID includes 10 issued patents and 44 pending patent applications. Of the issued patents, 6 are issued in the United States. Of the pending patent applications, 8 are United States non-provisional or provisional applications.

To maximize the protection and potential value of our intellectual property relating to ion channels, we are building a portfolio which currently includes 9 patent families, including 2 issued patents and 21 pending patent applications worldwide, which cover a variety of new chemical entities and their methods of use as well as formulations of these molecules. Issued and pending patents in the ion channel space, including our most advanced ion channel product Z944, contain claims which cover a broad genre of compounds using several chemical scaffolds, as well as claims to specific compounds, the use of such compounds in certain ion channel related disorders such as pain and compositions and methods of use of formulations, preferred routes of administration, dosages and other properties.

One issued United States patent, which expires in 2029, covers the pharmaceutical composition and certain methods of use of our T-type calcium channel modulator product candidate Z944. One issued United States patent, which expires in 2029, covers the methods of using Z944 to treat pain. We also have one pending United States patent application relating to other T-type calcium channel modulators, which if issued as a patent, would be expected to expire between in 2029 and 2030. This application includes claims covering compositions and methods of our other T-type calcium channel modulator product candidates.

Three pending United States and three pending PCT patent applications relate to our Nav1.7 sodium channel modulators which, if issued as patents, would be expected to expire between 2030 and 2034. These applications include claims covering the pharmaceutical composition and methods of use for our Nav1.7 sodium channel modulator product candidates.

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

In certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and patents we expect will be issued based on pending applications, will expire on dates ranging from 2018 to 2034.

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

When FDA approval is sought for a new drug, the sponsor must demonstrate that the drug is safe and effective for the proposed use. The FDA’s specific requirements for safety data will be determined on a case-by-case basis for each product candidate.

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

Product candidates for pain, if approved, will compete with existing proprietary and generic opioid and non-opioid analgesics as well as new molecules, formulations and technologies that may be developed or commercialized in the future for the treatment of pain. Any of these drugs and drug delivery technologies may receive government approval or gain market acceptance more rapidly than our product candidates, may offer therapeutic, safety or cost advantages over our product candidates or may cure their targeted diseases or their underlying causes completely. As a result, our product candidates, even if they are approved, may become non-competitive or obsolete.

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

In regard to our cHTS discovery technology and Chalice software, we protect our trade secrets in order to give us the exclusive right to use our technologies. Many companies have already developed and employ high throughput screening technologies. Should these companies seek to apply these technologies to the discovery of combination drugs, our drug discovery technology may be rendered obsolete or noncompetitive.

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

Employees

As of March 1, 2014, we employed 27 persons. A total of 4 of our employees hold Ph.D. or M.D. degrees. Approximately 20 employees are engaged in research and development, and 7 employees are engaged in finance, human resources, legal, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good.

Segment and Geographic Information

For additional segment and geographic information, please See “Management’s Discussion and Analysis” under the heading “Overview” and Note 12, “Segment and Geographic Information”, to our consolidated financial statements for information about our operating segments and financial information about geographic areas.

Corporate and Available Information

We were incorporated in Delaware in 2000. Our principal executive offices are located at 245 First Street, Third Floor, Cambridge, Massachusetts 02142. We have one subsidiary: Zalicus Pharmaceuticals Ltd. Our Internet website is www.zalicus.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website at the same time that they become available on the Securities and Exchange Commission’s website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our code of conduct and ethics, corporate governance guidelines, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on the corporate governance section of our website at www.zalicus.com/investors. Stockholders may request a free copy of any of these documents by writing to Zalicus Inc., 245 First Street, Third Floor, Cambridge, Massachusetts 02142, Attn: Chief Financial Officer.

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

All of our product candidates are in an early stage of development and their risk of failure is high. The data supporting Zalicus’s drug discovery and development programs, including the product candidate Z944, is derived from either laboratory and pre-clinical studies and limited early stage clinical trials that were not designed to be statistically significant. We cannot predict when or if any one of Zalicus’s product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

Our future success depends on the successful development of product candidates, such as Z944, identified by our ion channel drug discovery technology. The scientific evidence to support the feasibility of developing drugs that modulate ion channels to treat pain conditions is limited, and many companies with more resources than us have not been able to successfully develop drugs that modulate ion channels to treat pain conditions.

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

We depend almost entirely on the success of one product candidate, Z944, which is still in Phase 1 clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, Z944 or any of our other product candidates.

We currently have only one product candidate, Z944, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Z944, which we currently plan to evaluate a modified-release formation of in a Phase 1 pharmacokinetic and safety study in the first half of 2014, will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence its commercialization. Our other product candidates are still in pre-clinical development stages. None of our product candidates have advanced into a pivotal study, and it may be years before such a study is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

•	demonstrating through clinical trials that the product candidate is safe and effective in patients for the intended indication;

•	developing dosages that will be tolerated, safe and effective;

•	determining the appropriate delivery mechanism;

•	demonstrating that the product candidate formulation will be stable for commercially reasonable time periods; and

•	completing the development and scale-up to permit manufacture of our product candidates in commercial quantities and at acceptable prices.

The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for Z944 or any other product candidates that we may develop. We have not yet completed development of any product. We may not be able to finalize the design or formulation of any product candidate. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our product candidates.

We are continuing to test and develop our product candidates and may explore possible design or formulation changes to address safety, efficacy, manufacturing efficiency and performance issues. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of Z944, or any other product candidates that we may develop, we will not be able to commercialize and earn revenue from them.

Negative or inconclusive results from our product candidates may adversely affect our business and financial prospects.

We are planning to advance clinical development of our most advanced product candidate Z944 in a Phase 2 clinical study. Positive results from our prior preclinical assessments of Z944 and Phase 1b clinical trials of Z944 may not necessarily be predictive of the results from future Phase 2 clinical trials of Z944. Many companies in the pharmaceutical and biotechnology industries, including Zalicus, have suffered significant setbacks in clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, failure to achieve clinical trial endpoints with statistical significance or at all due to greater than expected placebo effects, insufficient statistical powering of clinical trials, selection of incorrect dosages of a product candidate to study, or selection of inappropriate indications or patient populations to study. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval for those product candidates. If we fail to produce positive results in our planned clinical trials of Z944, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidate, and, correspondingly, our business and financial prospects, may be materially adversely affected.

We may not be able to initiate and complete clinical trials for our product candidates.

Conducting clinical studies for any of our product candidates requires finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site and local regulatory authorities and enrolling sufficient numbers of patients on a timely basis. We may not be able to arrange for appropriate clinical trials for our product candidates, secure the necessary approvals or enroll the necessary number of participants on a timely basis. We cannot guarantee that outside clinical investigators conducting clinical trials will conduct them in compliance with applicable United States or foreign regulations or the relevant clinical trial protocol. Clinical sites may fail the FDA’s or other regulatory agencies’ inspections or reviews, and our trials could be halted for these or other reasons. Zalicus contracts with third-party clinical research organizations and other parties to conduct virtually all aspects of Zalicus’s Phase 2 and other Phase 1 clinical trials for Zalicus’s product candidates, including Z944. These organizations may not adequately or completely perform their contractual obligations regarding the clinical trials, or may not diligently or completely perform their tasks with respect to clinical trials under their supervision. As a result of these risks, our clinical trials may be extended, delayed or terminated, which could delay the receipt of clinical results for our product candidates, which could delay, impede or stop the development, regulatory approval or successful commercialization of our product candidates.

We may not be able to create commercially viable pharmaceutical formulations of our product candidates.

We have developed or are developing proprietary formulations of our product candidate Z944. Developing such proprietary formulations is costly and difficult, and we have limited experience in developing formulations ourselves. We are relying on and expect to rely on third-party suppliers to develop and test the pharmaceutical formulations of Zalicus’s product candidates as well as manufacture materials for clinical trials of our product candidates. These third parties may not be successful in developing or manufacturing these novel formulations of our product candidates or may experience delays in doing so that could delay clinical trials, and ultimately our ability to obtain approval of Zalicus’s product candidates, including our product candidate and Z944. Defects in the formulation, delivery method or packaging of any of Zalicus’s product candidates could delay our ability to conduct clinical trials or require us to repeat clinical trials using a revised formulation, delivery method or packaging. If we are unsuccessful in creating commercially viable formulations, delivery methods or packaging, we may never generate product revenue or be profitable.

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

If we undertake business combinations, acquisitions or similar strategic transactions, they may dilute stockholder value, cause us to incur increased transaction costs, disrupt our business, divert management’s attention or be difficult to integrate.

On a regular basis, we consider various business combination transactions, collaborations, license agreements and strategic transactions with third parties, including transactions which may result in us acquiring, or being acquired by, a third party. The consummation or performance of any future business combination, collaboration or strategic transaction may involve risks, such as:

•	a change of control of our company if a transaction results in us being acquired by a third party;

•	additional dilution to our existing stockholders if we use our common stock as consideration for any acquisitions;

•	higher than expected transaction costs;

•	diversion of managerial resources from day-to-day operations;

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities;

•	misjudgment with respect to value, return on investment or strategic fit; and

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;.

As a result of these risks, we may not be able to achieve the expected benefits of any such strategic transaction. If we are unsuccessful in completing, including because we are unable to obtain any required stockholder approval, or integrating any acquisition, we may be required to reevaluate that component of our strategy only after we have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisition. In addition, even if we successfully divest some or all of our assets in a strategic transaction with a third party, the price paid by the third party for those assets may be at a significant discount compared to their potential value if we had instead developed and commercialized such assets ourselves.

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

A material component of our business strategy is to establish and maintain collaborative arrangements with pharmaceutical and biotechnology companies and to fund research development and commercialization of drug products for the treatment of diseases. We have established collaborative royalty and milestone-based agreements with Sanofi for Prednisporin and funded discovery research agreements with Novartis and others. If any of our product candidates continue to advance through preclinical or clinical development, we intend to continue to seek collaborative relationships to obtain discovery or clinical development funding and expertise, as well as domestic or international sales, marketing and distribution capabilities.

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

Our collaborations typically involve a complex allocation of responsibilities, costs and benefits and provide for milestone payments to us upon the achievement of specified clinical and regulatory milestones. Our collaborations also may provide us with royalty-based revenue if product candidates are successfully commercialized. Under the Sanofi, Novartis and other collaborations, we will rely on our collaborators to provide resources to develop new product candidates and to potentially achieve these milestones and commercialize any new products. We may not be able to achieve any of the milestones provided in the Novartis, Sanofi or other collaboration agreements or derive any license or royalty revenue with respect to our collaborations.

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

We will need substantial additional funds to support our planned operations. Based on current operating plans, we expect our resources to be sufficient to fund our operations into the first half of 2015. We may, however, raise additional funds before that time if our research and development expenses exceed current expectations or our collaboration funding is less than current assumptions or expectations. This could occur for many reasons, including:

•	our product candidates require more extensive clinical or pre-clinical testing, clinical trials take longer to complete than we currently expect or our clinical trials are not successful;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more of our pre-clinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	we determine or are required to conduct more discovery research than expected to develop additional product candidates;

•	some or all of our product candidates fail in clinical or pre-clinical studies or prove to be less commercially promising than we expect or we are forced to seek additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties;

•	we determine to enter into a business combination or acquire or license rights to additional product candidates or new technologies.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of December 31, 2013, Zalicus had an accumulated deficit of $379.6 million. Our cash and cash equivalents are sufficient to fund operations into the first half of 2015. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

FDA approval of our drug candidates would subject Zalicus and our collaborators to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our drug candidates.

Any regulatory approvals that we or our collaborators receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for any drug candidate the FDA may approve, is subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with a drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in pre-clinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or may adversely impact the commercialization of our product candidates. If we are not able to maintain regulatory compliance, including compliance with a required REMS program, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drug candidates and our business could suffer accordingly. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

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

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time consuming and expensive for us or our partners to go through the process of seeking reimbursement from Medicare and private payors. Our product candidates may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us or our collaborators to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

Risks Related to an Investment in Our Common Stock

Our recently completed 1-for-6 stock split could adversely impact our company and the trading of our common stock.

On October 3, 2013, we filed a certificate of amendment to our Sixth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of our common stock. While the reverse stock split enabled us to regain compliance with The NASDAQ Capital Market’s minimum bid price listing requirement, it may also result in certain adverse impacts to our company and the trading of our common stock. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. As a result and notwithstanding our reverse stock split and our regained compliance with the NASDAQ Capital Market’s minimum bid price listing requirement, we may not be able to maintain a price per share of our common stock in excess of $1.00 per share or the additional criteria for continued listing of our common stock set forth by The NASDAQ Capital Market. The occurrence of any future non-compliance with the NASDAQ Capital Market’s minimum bid price or other listing requirements may have a material adverse effect on our stock price, our business and our prospects.

Our common stock has a volatile public trading price.

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent price volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of actual or potential clinical or preclinical results with respect to product candidates we are developing, including Z944;

•	disclosure by our collaboration partners, including Sanofi and Novartis regarding our collaborations and the related product candidates, including Prednisporin;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	disclosure of new collaborations or other strategic transactions;

•	public concern about the safety or efficacy of our product candidates or technology, their components, or related technology or new technologies generally;

•	public announcements by our competitors or others regarding new products or new product candidates;

•	general market conditions and comments by securities analysts and investors; and

•	our recent 1-for-6 reverse stock split.

Fluctuations in our operating losses could adversely affect the price of our common stock.

Our operating losses may fluctuate significantly on a quarterly basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include the status of our clinical and pre-clinical development programs, level of expenses incurred in connection with our clinical and pre-clinical development programs, restructuring costs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

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

Market Price of and Dividends on Our Common Stock and Related Stockholder Matters.

Our common stock is listed for quotation on the NASDAQ Capital Market under the symbol “ZLCS.” On October 3, 2013, we effected a 1-for-6 reverse stock split of our common stock. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated, adjusted for the reverse stock split.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2013
First quarter	$4.98	$3.60
Second quarter	$4.20	$2.88
Third quarter	$7.20	$2.82
Fourth quarter	$8.28	$0.88
Fiscal year ended December 31, 2012
First quarter	$7.62	$5.88
Second quarter	$8.70	$4.56
Third quarter	$8.88	$4.44
Fourth quarter	$4.56	$2.58

On March 12, 2014, the reported last sale price of our common stock on the NASDAQ Capital Market was $1.35 per share. As of March 12, 2014, there were approximately 47 holders of record of our common stock.

We have never paid cash dividends on our common stock. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deems relevant. In connection with the loan and security agreement with Oxford, we have issued to Oxford warrants to purchase our common stock each time we have borrowed funds under the loan and security agreement. Specifically, on December 22, 2010, we issued Oxford a warrant to purchase 10,791 shares of our common stock with a per share exercise price of $8.34; on June 27, 2011, we issued Oxford a warrant to purchase 18,876 shares of our common stock with a per share exercise price of $13.50; and on December 16, 2011, we issued to Oxford a warrant to purchase 37,373 shares of our common stock with a per share exercise price of $6.84. The warrants are exercisable, in whole or in part, immediately, upon issuance and may be exercised on a cashless basis. The warrants will terminate on the earlier of December 22, 2017 and the closing of a merger or consolidation transaction in which Zalicus is not the surviving entity. In reliance on Rule 506 of Regulation D, the “safe harbor” for the private offering exemption of Section 4(2) of the Securities Act and because the offering satisfied all of the requirements thereunder, these warrants were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))(1)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,754,241	$7.31	1,137,977
Equity compensation plans not approved by security holders	—	—	—

Total	1,754,241	$7.31	1,137,977

(1)	As of December 31, 2013.
(2)	For outstanding restricted stock units, the exercise price was deemed to be $0.
(3)	Our Amended and Restated 2004 Incentive Plan (the “2004 Plan”) contains an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase is and will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of: (i) 666,666 shares of common stock, (ii) 4% of the outstanding shares on that date, or (iii) such lesser amount determined by the board of directors. The Compensation Committee of the board of directors elected not to increase the number of shares of common stock available for issuance under the 2004 Plan for 2014.

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

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2008, and plotted at the close of the last trading day of the fiscal year ended December 31, 2013, in each of (i) Zalicus common stock, (ii) the NASDAQ Global Stock Market Index, which is referred to as the NASDAQ Stock Market Index, and (iii) the NASDAQ Global Stock Market Biotechnology Index, which is referred to as the NASDAQ Biotechnology Index; except, in the case of the NASDAQ Stock Market Index and the NASDAQ Biotechnology Index, the stock performance graph below reflects an investment date of December 31, 2008.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
ZALICUS INC.	100.00	133.87	254.84	195.16	104.84	29.84
NASDAQ COMPOSITE	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ BIOTECHNOLOGY	100.00	104.67	112.89	127.04	169.50	288.38

Item 6.	Selected Financial Data

The historical financial data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. We have derived the statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 from our consolidated financial statements included elsewhere in this annual report, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. We derived the statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements, which are not included herein. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in determining basic and diluted net loss per common share.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Royalties and milestones	$6,661	$5,220	$2,521	$41,615	$—
cHTS services and other collaborations	8,070	7,330	5,663	5,126	17,273

Total revenue	14,731	12,550	8,184	46,741	17,273

Operating expenses:
Research and development	33,964	41,423	35,294	23,011	21,244
General and administrative	7,523	8,977	10,400	12,115	17,081
Amortization of intangible asset	8,722	3,892	5,141	18,736	520
Impairment charge	1,732	—	—	—	—
Gain on legal settlement	—	—	—	—	(3,700)
Restructuring	—	1,094	—	—	2,736

Total operating expenses	51,941	55,386	50,835	53,862	37,881

Loss from operations	(37,210)	(42,836)	(42,651)	(7,121)	(20,608)
Interest income	46	150	136	132	257
Interest expense	(1,467)	(2,173)	(976)	(12)	(28)
(Loss) gain on revaluation of contingent consideration	—	—	—	(29,286)	12,068
Other income (expense)	14	91	20	32	(281)
Gain on bargain purchase	—	—	—	—	9,809

Net (loss) income before benefit for income taxes	(38,617)	(44,768)	(43,471)	(36,255)	1,217
Benefit for income taxes	—	441	1,428	1,210	67

Net (loss) income from continuing operations	(38,617)	(44,327)	(42,043)	(35,045)	1,284

Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	—	—	(1,536)
Gain on disposal of discontinued operations	—	—	—	—	15,640

Gain on discontinued operations	—	—	—	—	14,104

Net (loss) income	$(38,617)	$(44,327)	$(42,043)	$(35,045)	$15,388

Net (loss) income per share—basic:
From continuing operations	$(1.68)	$(2.27)	$(2.59)	$(2.54)	$0.21
From discontinued operations	—	—	—	—	2.26

Net (loss) income per share—basic	$(1.68)	$(2.27)	$(2.59)	$(2.54)	$2.47

Net (loss) income per share—diluted:
From continuing operations	$(1.68)	$(2.27)	$(2.59)	$(2.54)	$0.20
From discontinued operations	—	—	—	—	2.26

Net (loss) income per share—diluted	$(1.68)	$(2.27)	$(2.59)	$(2.54)	$2.46

Weighted-average number of common shares used in net (loss) income per share calculation:
Basic	22,932,675	19,552,828	16,224,532	13,777,274	6,223,007
Diluted	22,932,675	19,552,828	16,224,532	13,777,274	6,248,540

Net (loss) income	$(38,617)	$(44,327)	$(42,043)	$(35,045)	$15,388
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments	(10)	18	12	(18)	(75)

Comprehensive (loss) income	$(38,627)	$(44,309)	$(42,031)	$(35,063)	$15,313

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$17,958	$34,590	$47,874	$44,619	$23,330
Working capital	5,850	18,738	35,663	38,803	18,350
Total assets	32,106	61,375	79,883	82,669	88,152
Long-term debt, less current portion	2,132	8,772	15,099	2,523	—
Accumulated deficit	(379,640)	(341,023)	(296,696)	(254,653)	(219,608)
Total stockholders’ equity	14,182	31,026	43,913	62,997	52,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain. We have a portfolio of proprietary product candidates targeting pain and have entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also apply our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTS to discover new product candidates for our portfolio or for our collaborators in the areas of pain and oncology.

Our most advanced product candidate is Z944, a novel, oral, state-dependent, selective T-type calcium channel modulator we are seeking to develop for the treatment of pain indications. T-type calcium channels have been recognized as key targets for therapeutic intervention in a broad range of cell functions and have been implicated in pain signaling. During 2013, we completed a Phase 1b clinical trial utilizing Laser-Evoked-Potentials, or LEP, to provide both objective and subjective assessments of the activity of Z944 in induced pain states. On November 1, 2013, we announced positive results from this Phase 1b clinical trial. Based on these results, Zalicus is currently planning to evaluate multiple modified-release formulations of Z944 in a Phase 1 pharmacokinetic and safety study in the first half of 2014, with the goal of advancing a modified-release formulation of Z944 toward Phase 2 clinical development in an appropriate pain indication by late 2014.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel for the treatment of pain. This discovery research and preclinical development has been conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development. This collaboration expired in February 2014 in accordance with its terms.

Until November 2013, we had also been advancing the development of Z160, a novel, oral N-type calcium channel modulator we were seeking to develop for the treatment of chronic pain. In December 2012 and August 2012, we initiated Phase 2 clinical trials of Z160 for the treatment of neuropathic pain, including, post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine, respectively. Patient enrollment completed for both studies in September 2013. Results from both Phase 2 trials of Z160 were released on November 11, 2013 and Z160 did not meet the primary endpoint in either of these Phase 2 trials. Based on the results, we have terminated further development of Z160.

Until September 2012, we had also been advancing the development of Synavive, a product candidate to treat immuno-inflammatory disorders. In June 2011, we initiated a Phase 2b clinical trial evaluating Synavive in patients with rheumatoid arthritis, which we refer to as the SYNERGY trial. Results from the SYNERGY trial were announced in September 2012, and while Synavive achieved a statistically significant improvement in signs and symptoms of rheumatoid arthritis, as measured by DAS28-CRP, compared to placebo, the primary end point of the trial, Synavive did not demonstrate a meaningful clinical benefit measured by DAS28-CRP, compared to 2.7 mg of prednisolone or 5 mg of prednisone, key secondary endpoints of the SYNERGY trial. Based on the data from the SYNERGY trial, we have terminated further development of Synavive.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel as well as sodium or T-type calcium channels. This discovery research and preclinical development has been conducted as part of a research collaboration with Hydra a recognized leader in novel ion channel discovery and development, which expired in February 2014.

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

The United States commercial rights to Exalgo were acquired by Mallinckrodt from Neuromed in June 2009 pursuant to an asset purchase agreement. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March of 2010, and received tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We recognized $16.0 million in revenue related to these royalties through December 31, 2013. Following the settlement of the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, that became effective in January 2012, Actavis was able to introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, subject to FDA approval. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which is not subject to Mallinckrodt’s settlement with Actavis and on which our royalties for net sales of Exalgo at such dosage will not be reduced as a result of Mallinckrodt’s settlement with Actavis. In February 2013, Mallinckrodt and Actavis entered into a separate settlement agreement that would allow Actavis to introduce a generic version of the 32mg dosage strength of Exalgo starting on May 15, 2014, subject to FDA approval.

On January 31, 2014, we and Mallinckrodt Medical Imaging—Ireland entered into the Royalty Purchase Agreement relating to the asset purchase agreement. Under the terms of the Royalty Purchase Agreement, in exchange for the payment of $7.2 million from Mallinckrodt to Zalicus on January 31, 2014, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt. As a result, we recorded an impairment charge of $1.7 million related to the Exalgo intangible asset in the year ended December 31, 2013.

As of December 31, 2013, we had an accumulated deficit of $379.6 million. We had a net loss of $38.6 million and $44.3 million for the years ended December 31, 2013 and 2012, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For each of the years ended December 31, 2013, 2012 and 2011, all of our revenues were from customers located in the United States. As of December 31, 2013, all of our long-lived assets were located in the United States.

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

Revenue Recognition

Collaboration Revenue

We apply the authoritative guidance for revenue recognition related to multiple-element revenue arrangements, under which each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell the item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are accounted for on a combined basis.

In the event we enter into a contract in which the deliverables are required to be separated, we will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, we use third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a deliverable, we use estimated selling price (“ESP”) to allocate the arrangement consideration. We apply appropriate revenue recognition guidance to each unit of accounting.

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

Our collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to our high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. We evaluate our arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Consideration allocated to licenses that do not have standalone value or amounts allocated to units of accounting that will be delivered or provided over a period of time, where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues for research and development and screening services are recognized as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement. Such changes would impact the amount of revenue we recognize in each financial reporting period.

Government Contracts and Grants

Revenue under government grants or cost reimbursement contracts is recognized as we perform the underlying research and development activities.

Intangible Assets

We had a significant intangible asset in our rights to Exalgo milestones and royalties as a result of the acquisition of Neuromed. Our intangible asset had a finite life and was amortized based upon the pattern in which we expected to utilize the economic benefits. Determining the estimated life of a finite-lived intangible asset requires us to make significant judgments and estimates, and changes in those estimates could materially impact our results of operations.

The value of the intangible asset was initially determined by a risk-adjusted, discounted cash flow approach. We assessed the potential impairment of the intangible asset whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In connection with this assessment, we considered the cash flow forecast for projected royalties and any other factors that that could impact the amount of cash flows we might receive in future periods. During the third quarter of 2013, events and circumstances indicated that our intangible asset might be impaired. However, our estimate of the fair value of the asset as of September 30, 2013 exceeds its carrying value and therefore no impairment was recognized. As of December 31, 2013, we determined that the carrying value of our intangible asset exceeded its estimated fair value. We determined the estimated fair value of our Exalgo intangible asset at December 31, 2013 based on the proceeds from the execution of a royalty purchase agreement, pursuant to which, in exchange for the payment of $7.2 million from an affiliate of Mallinckrodt to Zalicus, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt. As a result, in the year ended December 31, 2013, we recorded an impairment charge of $1.7 million in the consolidated statements of operations and comprehensive loss.

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

We calculate the grant date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the expected term of the awards, and our anticipated dividends. We have determined that we have sufficient trading history as a public company to estimate stock price volatility and began to use our own historical volatility to develop such estimate. We utilize the expected terms from an analysis of peer group companies to support the expected term used in the Black-Scholes model, as we do not believe we have sufficient historical data to support this assumption.

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

We recognized stock compensation expense of $2.0 million, $1.8 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $2.0 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our equity incentive plans. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.8 years. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

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

Results of Operations

Years Ended December 31, 2013 and 2012

Revenue. For the year ended December 31, 2013, we recorded $14.7 million of revenue from Exalgo royalties and cHTS services and other collaborations. Royalty revenue from Mallinckrodt on net sales of Exalgo for the year ended December 31, 2013 was $6.7 million. For the year ended December 31, 2013, we recorded an aggregate of $8.0 million of revenue from cHTS services and other collaborations. For the year ended December 31, 2012, we recorded $12.6 million of revenue from Exalgo royalties and cHTS services and other collaborations, which was comprised of royalty revenue from Mallinckrodt on net sales of Exalgo of $5.2 million and revenue from our cHTS services and other collaborations of $7.4 million. The increase in revenue for the year ended December 31, 2013 was primarily due to a $1.4 million increase in Exalgo royalties and a $0.8 million and $0.9 million increase in the recognition of cHTS revenue from amended and new services collaborations with Novartis and Amgen, respectively, offset by a $1.0 million decrease in recognition of cHTS revenue from other research agreements. In light of the January 2014 royalty purchase agreement entered into with an affiliate of Mallinckrodt, we do not expect any royalty revenue for the year ended December 31, 2014.

Research and Development Expense. Research and development expense for the year ended December 31, 2013 was $34.0 million compared to $41.4 million for the year ended December 31, 2012. The $7.4 million decrease was primarily due to a $11.6 million decrease in expenses related to Synavive, a $2.6 million decrease in expenses related to the clinical development of Z944, a $1.5 million decrease in cHTS collaboration discovery costs, preclinical program and unallocated clinical and preclinical program costs and a $0.9 million decrease in infrastructure and support costs and non-cash stock-based compensation expense, offset by a $8.3 million increase in expenses related to the clinical development of Z160 and a $0.7 million increase in ion channel discovery costs and other clinical programs. The $11.6 million decrease in expenses related to Synavive is due to the termination of development activities related to Synavive in the third quarter of 2012. The $8.3 million increase in expenses related to Z160 is due to the initiation and completion of Phase 2 clinical development during 2013. The $2.6 million decrease in expenses related to Z944 is due to the timing of conducting our Phase 1 clinical trials in 2012. The $0.9 million decrease in infrastructure and support costs and non-cash stock-based compensation expense is primarily related to 2012 severance costs incurred in connection with the termination of personnel in our clinical and commercial development departments. During the fourth quarter of 2013, we terminated all development activities related to Z160. Accordingly, we expect research and development expense to decrease significantly for the year ending December 31, 2014, compared to the year ended December 31, 2013.

The table below summarizes our allocation of research and development expenses to our discontinued clinical program, Z160, our internal clinical program, Z944, our discontinued clinical program, Synavive, our preclinical programs and our drug discovery platforms for the years ended December 31, 2013 and 2012. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidates, Z160, Z944 and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra, other than the preclinical development costs associated with preclinical product candidates.

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

	Year Ended December 31,
	2013	2012
	(in thousands)
Z160	$19,047	$10,750
Z944	2,018	4,569
Synavive	125	11,686
Other clinical program costs	854	427

Total clinical program costs	22,044	27,432

Preclinical program costs	3	122
cHTS collaboration discovery costs	3,072	4,272
Ion channel discovery costs	3,615	3,299
Unallocated clinical and preclinical program costs	1,438	1,593
Infrastructure and support costs	3,468	4,338
Noncash employee and non-employee stock-based compensation expense	324	367

Total research and development costs	$33,964	$41,423

General and Administrative Expense. General and administrative expense for the year ended December 31, 2013 was $7.5 million compared to $9.0 million for the year ended December 31, 2012. The $1.5 million decrease was primarily due to lower personnel costs during the year ended December 31, 2013. We expect our general and administrative expense for the year ending December 31, 2014 to decrease, compared to the year ended December 31, 2013.

Amortization of Intangible Asset. For the years ended December 31, 2013 and 2012, we recorded $8.7 million and $3.9 million, respectively, of amortization expense related to the Exalgo intangible asset. The increase in amortization expense relates to the manner in which the Exalgo intangible asset is being amortized, which reflected an estimate of the future undiscounted cash flows we expected to receive over the remaining useful life of Exalgo. There will be no amortization expense related to the Exalgo intangible asset for the year ended December 31, 2014 as a result of the January 2014 royalty purchase agreement entered into with an affiliate of Mallinckrodt.

Impairment Charge. Impairment charge of $1.7 million for the year ended December 31, 2013 is the result of our revised estimate of the fair value of our Exalgo intangible asset as of December 31, 2013 based on the January 2014 royalty purchase agreement entered into with an affiliate of Mallinckrodt.

Interest Income. Interest income, for the years ended December 31, 2013 and 2012, was less than $0.1 million and $0.2 million, respectively.

Interest Expense. Interest expense, for the years ended December 31, 2013 and 2012, was $1.5 million and $2.2 million, respectively. The interest expense relates to our term loans with Oxford Finance LLC, or Oxford. We prepaid our outstanding term loans with Oxford in the amount of approximately $8.6 million on January 31, 2014 and as a result expect interest expense for the year ending December 31, 2014 to be significantly less than for the year ended December 31, 2013.

Benefit for Income Taxes. In the years ended December 31, 2013 and 2012, we recognized a tax benefit of $0 million and $0.4 million, respectively. The income tax benefit for the year ended December 31, 2012 was related to the reversal of an unrecognized tax benefit for an uncertain tax position due to the expiration of the relevant statute of limitations.

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

Research and Development Expense. Research and development expense for the year ended December 31, 2012 was $41.4 million compared to $35.3 million for the year ended December 31, 2011. The $6.1 million increase was due to a $7.3 million increase in expenses related to the clinical development of Z160, a $1.4 million increase in expenses related to the clinical development of Z944 and a $0.3 million increase in cHTS collaboration discovery costs and unallocated clinical and preclinical program costs, offset by a $1.1 million decrease in ion channel discovery costs, a $0.8 million decrease in other clinical programs and preclinical programs, a $0.6 million decrease in infrastructure and support costs and non-cash stock-based compensation expense and a $0.4 million decrease in expenses related to Exalgo and Synavive. The $7.3 million increase in expenses related to Z160 was due to the continuation of the multiple Phase 1 clinical trials and the initiation of

Phase 2 clinical development. The $1.4 million increase in expenses related to Z944 was due to our conducting Phase 1 clinical trials throughout 2012. During the third quarter of 2012, we terminated all development activities related to Synavive.

The table below summarizes our allocation of research and development expenses to our discontinued clinical program, Z160, our internal clinical program, Z944, our partnered product Exalgo and our discontinued clinical program Synavive, our preclinical programs and our drug discovery platforms for the years ended December, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(in thousands)
Z160	$10,750	$3,477
Z944	4,569	3,135
Exalgo and Synavive	11,686	12,083
Other clinical program costs	427	816

Total clinical program costs	27,432	19,511

Preclinical program costs	122	459
cHTS collaboration discovery costs	4,272	4,163
Ion channel discovery costs	3,299	4,404
Unallocated clinical and preclinical program costs	1,593	1,437
Infrastructure and support costs	4,338	4,569
Noncash employee and non-employee stock-based compensation expense	367	751

Total research and development costs	$41,423	$35,294

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

Amortization of Intangible Asset. For the years ended December 31, 2012 and 2011, we recorded $3.9 million and $5.1 million, respectively, of amortization expense related to the Exalgo intangible asset. The decrease in amortization expense related to the manner in which the Exalgo intangible asset is being amortized, which reflected an estimate of the future undiscounted cash flows we expected to receive over the remaining life of Exalgo.

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

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of December 31, 2013, we had cash and cash equivalents of approximately $19.8 million, which includes $1.8 million of restricted cash. Our funds are comprised of cash and cash equivalents and as such, we do not believe there is significant risk in our investment portfolio as of December 31, 2013.

We expect our resources to be sufficient to fund our planned operations into the first half of 2015. However, we may require significant additional funds earlier than we currently expect if our research and development expenses exceed our current expectations or our collaboration funding is less than our current expectations. We may seek additional funding through collaboration agreements and public or private financings of debt or equity capital. However, funding may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Operating Activities. Our operating activities used cash of $29.8 million, $38.5 million and $33.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $8.7 million decrease in net cash used in operating activities for the year ended December 31, 2013 is primarily attributed to a $7.4 million decrease in research and development expense primarily related to the termination of development activities related to Synavive during 2012 and the timing of conducting our Phase 1 Z944 clinical trials, offset by increased expense related to the initiation and completion of Phase 2 Z160 clinical trials during 2013. We expect our cash used in operating activities for the year ending December 31, 2014 to decrease significantly as a result of lower research and development expense.

The $5.1 million increase in net cash used in operating activities for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily attributed to a $6.1 million increase in research and development expense related to the advancement of Synavive, Z160 and Z944 into clinical trials throughout the year ended December 31, 2012.

Investing Activities. Our investing activities provided cash of $29.9 and $15.3 million for the years ended December 31, 2013 and 2012, respectively and used cash of $3.6 million for the year ended December 31, 2011. The cash provided by investing activities for both the years ended December 31, 2013 and 2012 was primarily due to the timing of purchases and maturities of our short-term investments. The cash used in investing activities for the year ended December 31, 2011 was primarily due to net purchases of short-term investments of $3.3 million and purchases of fixed assets of $0.4 million.

Financing Activities. Our financing activities generated cash proceeds of $13.3 million, $24.9 million and $36.9 million during the years ended December 31, 2013, 2012, and 2011, respectively. The cash provided by financing activities for the year ended December 31, 2013 was primarily related to the issuance of 4,876,186 shares of our common stock resulting in net proceeds of $19.8 million, offset by $6.5 million in repayments of our term loans. The cash provided by financing activities for the year ended December 31, 2012 was primarily related to the issuance of 4,524,989 shares of our common stock resulting in net proceeds of $29.1 million, offset by $4.3 million in repayments of our outstanding term loans. The proceeds during the year ended December 31, 2011 were primarily related to $19.2 million of net proceeds from our 2011 equity offering, $17.0 million of net proceeds from Term Loan B and C and $1.1 million of proceeds from the exercise of stock options, offset by $0.4 million in repayment of our term loans.

Oxford Loan and Security Agreement and Exalgo Royalty Sale

On December 22, 2010, we entered into a loan and security agreement with Oxford, pursuant to which Oxford agreed to lend us up to $20.0 million. Upon entering into the loan and security agreement, we borrowed $3.0 million from Oxford under Term Loan A. Under the terms of the loan and security agreement, we were eligible, in our sole discretion, to borrow from Oxford up to an additional $8.5 million, at any time on or before July 15, 2011 under Term Loan B, and up to an additional $8.5 million, at any time on or before January 15, 2012 under Term Loan C, which we refer to collectively with Term Loan A and Term Loan B, the Term Loans. Our wholly owned subsidiary, Zalicus Pharmaceuticals Ltd., which we refer to as Zalicus Canada, is also a party to the loan and security agreement as a co-borrower. Our obligations under the loan and security agreement are secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property. We borrowed $8.5 million under Term Loan B on June 27, 2011 and borrowed $8.5 million under Term Loan C on December 16, 2011.

We were required to make interest only payments on the Term Loans on a monthly basis for the first six full calendar months subsequent to the funding of the applicable Term Loan. After the interest only period, we were required to make payments of outstanding principal and interest on each Term Loan in 36 equal monthly installments. Each Term Loan becomes due and payable 42 months after the date of the funding of each Term Loan. Interest on each Term Loan accrued at an annual fixed rate equal to 10.26%, 10.25% and 10.51%, for Term Loan A, Term Loan B and Term Loan C, respectively.

Upon the last payment date of the amounts borrowed under the loan and security agreement, whether on the maturity date of one of the Term Loans, on the date of any prepayment or on the date of acceleration in the event of a default, we were required to pay Oxford a final payment fee equal to 1.5% of any of the Term Loans borrowed.

Upon the occurrence of an event of default, which as defined in the loan and security agreement includes such matters as payment defaults, breaches of covenants, a material adverse change in the collateral, our business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on our business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The loan and security agreement also contains a subjective acceleration clause, which provided Oxford the ability to demand repayment of the loan early upon a material adverse change, as defined in the loan and security agreement. The portion of the Term Loans that is not due within 12 months of December 31, 2013 had been classified as long-term, as we believed a material adverse change was remote.

On January 31, 2014, we prepaid our outstanding Term Loans of approximately $8.6 million, including accrued interest, to Oxford under the loan and security agreement. The proceeds from the January 2014 royalty purchase agreement of $7.2 million, along with the royalty payment of approximately $2.0 million from Mallinckrodt for royalties earned on net sales of Exalgo for the quarter ended December 31, 2013, were sufficient to prepay the remaining obligation of approximately $8.6 million under the loan and security agreement. As a result, the loan and security agreement terminated effective January 31, 2014, and Oxford has released all security interests in our tangible and intangible property. As part of the sale of our Exalgo royalty stream pursuant to the royalty purchase agreement, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt.

Equity Offerings

On February 9, 2011, we entered into an equity distribution agreement with Wedbush Securities Inc., or Wedbush, under which we could, from time to time, utilize our effective shelf registration statement to offer and sell our common stock having aggregate sales proceeds of up to $20.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. Effective March 31, 2011, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we sold an aggregate of 1,480,800 shares of our common stock pursuant to the agreement for aggregate net proceeds of approximately $19.2 million.

On January 10, 2012, we entered into an equity distribution agreement with Wedbush under which we could, from time to time, offer and sell our common stock having aggregate sales proceeds of up to $15.0 million through Wedbush, or to Wedbush, for resale. We agreed to pay Wedbush a commission, or allow a discount, as the case may be, equal to 2.5% of the gross offering proceeds from each sale. Effective March 28, 2012, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we sold an aggregate of 2,342,996 shares of our common stock pursuant to the agreement for aggregate net proceeds of approximately $14.5 million.

On June 19, 2012, we entered into an equity distribution agreement with Wedbush under which we could, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Wedbush acting as agent and/or principal. We agreed to pay Wedbush a commission, or allow a discount, of 2.0% of the gross proceeds from each sale. Effective August 1, 2012, we terminated this equity distribution agreement with Wedbush. Prior to terminating the agreement, we sold an aggregate of 2,181,993 shares of our common stock pursuant to the agreement for aggregate net proceeds of approximately $14.6 million.

On May 8, 2013, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or LPC, pursuant to which we have the right to sell to LPC up to $25.0 million of shares of our common stock, subject to certain limitations and conditions set forth in the purchase agreement, over the period from May 8, 2013 to May 1, 2015. As consideration for entering into the purchase agreement, we also issued LPC 133,333 shares of common stock, for which we did not receive any cash proceeds. Under the purchase agreement, on any business day and as often as every other business day over the 24-month term of the purchase agreement, and up to an aggregate amount of an additional $23.0 million shares of our common stock (subject to certain limitations), we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 83,333 shares of our common stock. The purchase price of shares of common stock pursuant to the purchase agreement will be based on prevailing market prices of our common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the closing price of our common stock is less than $1.00 per share, subject to adjustment. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of our common stock is not below $3.00 per share. There is no upper limit on the price per share that LPC could be obligated to pay for our common stock under the purchase agreement. We have the right to terminate the purchase agreement at any time, at no cost or penalty.

From the effective date of the purchase agreement through December 31, 2013, we issued an aggregate of 4,876,186 shares of common stock to LPC, including the 133,333 shares of common stock issued to LPC as consideration for entering into the purchase agreement, under the purchase agreement for gross proceeds of $19.8 million. Between January 1 and March 13, 2014, we did not issue any additional shares of common stock to LPC under the purchase agreement.

Reverse Stock Split

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

At our 2013 annual meeting of stockholders held on June 6, 2013, our shareholders approved a proposal to authorize an amendment to our sixth amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding shares of common stock that may be implemented by our Board of Directors at their discretion at any time prior to the 2014 annual meeting of stockholders, pursuant to which any whole number of outstanding shares between and including 5 and 10 would be combined and reclassified into one share of our common stock. On September 18, 2013, the Board of Directors approved a 1-for-6 reverse stock split. We filed a certificate of amendment to our Sixth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that became effective on October 3, 2013, to effect a 1-for-6 reverse stock split of our common stock. On October 14, 2013, we received a letter from the listing qualifications department staff of the NASDAQ Capital Market that the closing bid price for our common stock had been at or above $1.00 per share for 10 consecutive business days and that we had regained compliance with Listing Rule 5450(a)(1).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods. The following table does not include our debt obligations to Oxford as of December 31, 2013, as the term loans were prepaid in full by Zalicus on January 31, 2014.

Contractual Obligations	Total	2014	2015 through 2016	2017 through 2018	2019 and After
Capital lease obligations(1)	$17	$17	$0	$0	$—
Operating lease obligations:
Cambridge facility(2)	3,791	1,229	2,460	102	—
Purchase obligations(3)	1,313	1,313	0	0	—

Total contractual obligations	$5,121	$2,559	$2,460	$102	$—

(1)	On May 31, 2011, we entered into a capital lease for certain information technology equipment. Under the terms of the lease agreement, we are obligated to make fixed monthly lease payments, including interest, through May 2014.
(2)	On October 18, 2005, we entered into a lease agreement for approximately 40,000 square feet of office and laboratory space in Cambridge, Massachusetts. On March 9, 2006, we entered into an amendment to the lease agreement to lease an additional approximately 23,000 square feet of laboratory space. On August 3, 2009, we entered into a second amended lease agreement to reduce our leased space to approximately 23,000 square feet of office and laboratory space. The lease term, as amended, extends through January 2017. Our rent obligations under the lease, as amended, are reflected as operating lease obligations in the table above. The amounts in the table above do not include management fees payable to our landlord for our leased space, which are meant to cover our allocable share of property taxes, utilities and other common area costs. Our payment obligations under the amended lease are supported by a standby letter of credit totaling $1.8 million.
(3)	On February 8, 2012, we entered into a research collaboration agreement with Hydra Biosciences Inc., to advance the development of our preclinical ion channel modulator product candidates for the treatment of pain. Under the terms of the research collaboration agreement, we funded research and development activities at Hydra for a two-year period, which ended on February 8, 2014, during which time Hydra performed the discovery and preclinical development work necessary to advance our preclinical ion channel product candidates toward clinical development.

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

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of December 31, 2013, we had unrestricted cash and cash equivalents of $18.0 million consisting of cash and highly liquid short-term investments. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our independent registered accounting firm has issued an audit report on our internal control over financial reporting. The report appears below:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zalicus Inc.

We have audited Zalicus Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zalicus Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zalicus Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zalicus Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2014

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

Information concerning our directors and executive officers will appear in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Act of 1934 will appear in the company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions “The Audit Committee” and “Audit Committee Financial Experts.” Such information is incorporated herein by reference.

Information concerning our Code of Ethics and Conduct will appear in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Code of Ethics and Conduct.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

Information in response to this item will appear in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions “Executive Compensation,” “Director Compensation” and “Report of the Compensation Committee on Executive Compensation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in the company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

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

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK CORRIGAN Mark Corrigan	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2014

/s/ JUSTIN A. RENZ Justin A. Renz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ SALLY CRAWFORD Sally Crawford	Director	March 14, 2014

/s/ FRANK HAYDU Frank Haydu	Director	March 14, 2014

/s/ WILLIAM HUNTER William Hunter	Director	March 14, 2014

/s/ MICHAEL KAUFFMAN Michael Kauffman	Director	March 14, 2014

/s/ W. JAMES O’SHEA W. James O’Shea	Director	March 14, 2014

Zalicus Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zalicus Inc.

We have audited the accompanying consolidated balance sheets of Zalicus Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zalicus Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2014

Zalicus Inc.

Consolidated Balance Sheets

(in thousands except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$17,958	$4,531
Restricted cash	50	50
Short-term investments	—	30,059
Accounts receivable	2,511	3,045
Prepaid expenses and other current assets	223	684

Total current assets	20,742	38,369
Property and equipment, net	2,363	3,535
Intangible asset, net	7,200	17,654
Restricted cash and other assets	1,801	1,817

Total assets	$32,106	$61,375

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,237	$3,261
Accrued expenses and other current liabilities	3,339	4,841
Deferred revenue	2,392	4,918
Current portion of term loan payable	6,640	6,327
Current portion of lease incentive obligation	284	284

Total current liabilities	14,892	19,631
Term loan payable, net of current portion	2,132	8,772
Deferred revenue, net of current portion	—	600
Deferred rent, net of current portion	309	457
Lease incentive obligation, net of current portion	591	875
Other long-term liabilities	—	14
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 26,090 and 21,170 shares issued and outstanding at December 31, 2013 and 2012, respectively	26	21
Additional paid-in capital	393,796	372,018
Accumulated other comprehensive income	—	10
Accumulated deficit	(379,640)	(341,023)

Stockholders’ equity	14,182	31,026

Total liabilities and stockholders’ equity	$32,106	$61,375

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Royalties	$6,661	$5,220	$2,521
cHTS services and other collaborations	8,070	7,330	5,663

Total revenue	14,731	12,550	8,184

Operating expenses:
Research and development	33,964	41,423	35,294
General and administrative	7,523	8,977	10,400
Amortization of intangible	8,722	3,892	5,141
Impairment charge	1,732	—	—
Restructuring	—	1,094	—

Total operating expenses	51,941	55,386	50,835

Loss from operations	(37,210)	(42,836)	(42,651)
Interest income	46	150	136
Interest expense	(1,467)	(2,173)	(976)
Other income	14	91	20

Net loss before benefit for income taxes	(38,617)	(44,768)	(43,471)
Benefit for income taxes	—	441	1,428

Net loss	$(38,617)	$(44,327)	$(42,043)

Net loss per share—basic and diluted	$(1.68)	$(2.27)	$(2.59)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	22,932,675	19,552,828	16,224,532

Net loss	$(38,617)	$(44,327)	$(42,043)
Other comprehensive loss:
Unrealized (loss) gain on investments	(10)	18	12

Comprehensive loss	$(38,627)	$(44,309)	$(42,031)

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2010	14,852,136	$15	$317,655	$(20)	$(254,653)	$62,997
Comprehensive loss	—	—	—	12	(42,043)	(42,031)
Exercise of stock options	175,711	—	1,124	—	—	1,124
Vesting of restricted stock units	31,250	—	—	—	—	—
Stock-based compensation expense	—	—	2,196	—	—	2,196
Issuance of common stock, net of issuance costs	1,480,800	1	19,198	—	—	19,199
Issuance of warrants in connection with term loan	—	—	428	—	—	428

Balance at December 31, 2011	16,539,897	16	340,601	(8)	(296,696)	43,913
Comprehensive loss	—	—	—	18	(44,327)	(44,309)
Exercise of stock options	25,090	—	124	—	—	124
Vesting of restricted stock units	31,250	—	—	—	—	—
Stock-based compensation expense	—	—	1,832	—	—	1,832
Issuance of common stock, net of issuance costs	4,524,989	5	29,107	—	—	29,112
Severance payment settled in stock	48,611	—	354	—	—	354

Balance at December 31, 2012	21,169,837	$21	$372,018	$10	$(341,023)	$31,026
Comprehensive loss	—	—	—	(10)	(38,617)	(38,627)
Exercise of stock options	2,916	—	7	—	—	7
Vesting of restricted stock units	31,250	—	—	—	—	—
Stock-based compensation expense	—	—	2,001	—	—	2,001
Issuance of common stock, net of issuance costs	4,876,186	5	19,770	—	—	19,775
Severance payment settled in stock	9,722	—	—	—	—	—
Partial shares paid out in connection with 1-for-6 stock split	(26)	—	—	—	—	—

Balance at December 31, 2013	26,089,885	$26	$393,796	$—	$(379,640)	$14,182

See accompanying notes.

Zalicus Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(38,617)	$(44,327)	$(42,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,048	5,373	7,205
Noncash impairment charge	1,732	—	—
Noncash restructuring charge	—	(7)	—
Noncash interest expense	174	266	152
Noncash rent expense	(284)	(284)	(283)
Stock-based compensation expense	2,001	1,832	2,196
Loss (gain) on fixed assets	19	(8)	42
Loss (gain) on foreign exchange	—	7	(53)
Decrease in deferred rent	(148)	(148)	(138)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	534	(1,159)	(281)
Decrease (increase) in prepaid expenses and other assets	472	756	(460)
(Decrease) increase in accounts payable	(1,024)	1,518	(97)
(Decrease) increase in accrued restructuring	(34)	29	—
(Decrease) increase in accrued expenses and other long-term liabilities	(1,482)	(1,506)	72
(Decrease) increase in deferred revenue	(3,126)	(831)	312

Net cash used in operating activities	(29,735)	(38,489)	(33,376)

Investing activities
Purchases of property and equipment	(180)	(48)	(350)
Proceeds from sales of property and equipment	7	308	43
Purchases of short-term investments	(31,848)	(110,481)	(160,196)
Sales and maturities of short-term investments	61,907	125,546	156,883

Net cash provided by (used in) investing activities	29,886	15,325	(3,620)

Financing activities
Net proceeds from term loan	—	—	16,979
Repayment of term loan	(6,496)	(4,293)	(364)
Proceeds from issuance of common stock, net of issuance costs	19,775	29,112	19,199
Proceeds from exercise of stock options	7	124	1,124

Net cash provided by financing activities	13,286	24,943	36,938

Effect of exchange rate changes on cash and cash equivalents	(10)	2	(12)

Net increase (decrease) in cash and cash equivalents	13,427	1,781	(70)
Cash and cash equivalents at beginning of the period	4,531	2,750	2,820

Cash and cash equivalents at end of the period	$17,958	$4,531	$2,750

Supplemental disclosure of cash flow information
Cash paid for interest	$1,289	$1,851	$649

Supplemental disclosure of noncash investing and financing activities
Fair value of warrants issued in connection with issuance of term loans	$—	$—	$428

Assets acquired under capital lease	$—	$—	$159

See accompanying notes.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Nature of the Business

On September 8, 2010, CombinatoRx, Incorporated changed its name to Zalicus Inc. In conjunction with the name change, the trading symbol for its common stock on the NASDAQ Global Market changed from “CRXX” to “ZLCS”. Zalicus Inc. was formed as a Delaware corporation on March 28, 2000. Zalicus Inc., and its subsidiaries (“Zalicus” or the “Company”), is a biopharmaceutical company developing drug candidates with a focus on the treatment of pain. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technologies and the research and development of its drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for its technology and product candidates.

On December 21, 2009, the Company completed a merger, referred to as the Neuromed Merger, with Neuromed Pharmaceuticals Inc., or Neuromed, pursuant to which Neuromed Pharmaceuticals Ltd., became a wholly-owned subsidiary of Zalicus. Neuromed Pharmaceuticals Ltd. is now named Zalicus Pharmaceuticals Ltd. and is referred to as Zalicus Canada.

The Company is subject to risks common to companies in the life science industry. All of its current product candidates are in preclinical or clinical development. If it does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability.

The Company has a limited operating history and has incurred losses from operations since inception, resulting in an accumulated deficit of $379,640 at December 31, 2013. The Company’s cash and cash equivalents are expected to be sufficient to fund operations through at least December 31, 2014. The Company may seek additional funding through public or private equity or debt financings and collaboration agreements. Additional funding, if needed, may not be available to the Company on acceptable terms or at all. Any additional equity financing would be dilutive to existing stockholders, and any debt financing, if available, may involve restrictive covenants that could adversely impact how the Company conducts its business. If the Company is unable to obtain funding on a timely basis, it may be required to significantly curtail its business or one or more of its research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of its technologies or product candidates which the Company would otherwise develop and pursue on its own.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared under U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled subsidiary. All intercompany transactions have been eliminated in consolidation.

Reverse Stock Split

The Company effected a 1-for-6 reverse stock split of its outstanding common stock on October 3, 2013. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split. As a result of the reverse stock split, the Company regained compliance with the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market, effective October 14, 2013.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation. During 2013, the Company changed its presentation of revenue to present royalty income separately from collaboration revenue and to combine government grant revenue with collaboration revenue. As a result, the Company reclassified (i) $5,220 and $2,521 from collaboration revenue to royalties for the years ended December 31, 2012 and 2011, respectively, and (ii) $453 and $589 from government contracts and grants to cHTS services and other collaborations for the years ended December 31, 2012 and 2011, respectively. The reclassifications had no effect on the Company’s previously reported consolidated balance sheet as of December 31, 2012 or statements of cash flows for the years ended December 31, 2012 and 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates include the timing of clinical trial expenditures, estimates of the fair value of an intangible asset and stock compensation expense. Actual results could differ from those estimates.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiary is the United States dollar. Foreign currency transaction gains and losses are recorded in the consolidated statement of operations. Net foreign exchange losses of $0 and $7 were recorded in other expense in the years ended December 31, 2013 and 2012, respectively, and a gain of $53 was recorded in other expense in the year ended December 31, 2011.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and unrealized gain on investments for all periods presented.

In February 2013, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance for reporting accumulated other comprehensive loss. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this guidance on January 1, 2013. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities and did not reclassify any amounts out of accumulated other comprehensive income during the year ended December 31, 2013.

Revenue Recognition

Multiple-Element Arrangements

Under the authoritative guidance for revenue recognition related to multiple-element revenue arrangements, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are accounted for on a combined basis.

In the event the Company enters into a contract in which the deliverables are required to be separated, the Company will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, the Company uses third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses estimated selling price (“ESP”) to allocate the arrangement consideration. The Company applies appropriate revenue recognition guidance to each unit of accounting.

Milestones

Contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Collaborative Research and Development and Service Agreements

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

The Company’s collaboration agreements typically include one or more of the following deliverables: research and development services, screening services, licenses to the Company’s high throughput screening analysis software and licenses to specific pharmaceutical compounds. The arrangements do not contain any substantive performance conditions or refund rights. The Company evaluates its arrangements with software license components in order to determine whether the arrangement should be accounted for under revenue recognition guidance for software or if other applicable revenue guidance should be applied. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Consideration allocated to licenses that do not have standalone value or amounts allocated to units of accounting that will be delivered or provided over a period of time, where the Company has a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues for research and development and screening services are recognized as services are performed. Royalty revenue is recognized based upon net sales of licensed products as provided by the relevant license and is recognized in the period the sales occur. The periods over which revenue is recognized are subject to estimates by management and may change over the course of a collaborative agreement.

Government Contracts and Grants

Revenue under government grants or cost reimbursement contracts is recognized as the Company performs the underlying research and development activities.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents at high-quality financial institutions. The Company limits the amount of investment in any one type of investment, thereby reducing credit risk concentrations. The Company does not believe there is significant concentration of credit risk related to accounts receivable since its customers are primarily large well-capitalized pharmaceutical companies, foundations or government agencies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents, except for those funds managed by the Company’s investment manager, which are classified as short-term investments. Cash equivalents consist primarily of money market instruments.

Fair Value Measurements

The carrying values of the Company’s cash equivalents and term loan payable approximate their fair values.

The Company has certain assets and liabilities recorded at fair value, which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include money market funds, U.S. government securities and bank deposits.

•

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. agency securities, including direct issuance bonds and corporate bonds.

•	Level 3 – Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

During the years ended December 31, 2013 and 2012, there were no transfers between levels.

The Company had no assets or liabilities measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2013. The following table summarizes the assets measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2012:

	Fair Value Measurement as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$8,524	$21,535	$—	$30,059

The Company’s Level 2 securities are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

The disclosed fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan payable approximates fair value because of the length of the remaining term of the loan and an interest rate yield that is near current market rate yields. The disclosed fair value of the Company’s term loan payable is a Level 3 liability within the fair value hierarchy.

During the year ended December 31, 2013, the Company recorded an impairment charge of $1,732 in the consolidated statement of operations and comprehensive loss to reduce the carrying amount of the Exalgo intangible asset to its estimated fair value of $7,200 at December 31, 2013, which is based upon the sale of the asset in January 2014 (see Note 5). The estimated fair value of the Exalgo intangible asset as of December 31, 2013is a Level 3 measurement and was determined after considering the proceeds from the sale of the asset in January 2014 of $7,200.

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

Research and Development Expenses

Research and development expenses include all direct costs, including cash compensation, stock-based compensation and benefits for research and development personnel, supplies and materials, external costs including costs of clinical trials, formulation, manufacturing, preclinical programs, collaboration expenses, external consultants, infrastructure costs and overhead related to the development of drug candidates. These costs have been charged to research and development expense as incurred.

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

Impairment of Long-Lived Assets

The Company continually monitors whether events or circumstances have occurred that indicate that the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, may no longer be recoverable or that the estimated remaining useful life of these assets may warrant revision. The carrying value for long-lived assets is reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than the asset’s carrying value. Any write-downs are treated as permanent reductions in the carrying value of the assets.

Accounting for Stock-Based Compensation

The Company recognizes as expense the estimated grant date fair value of all share-based payments to employees. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company’s evaluation was performed for the tax years ended December 31, 2000 through December 31, 2013, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not impacted the financial results of the Company. In the event the Company would receive an assessment for interest and/or penalties, it would be classified as general and administrative expense in the consolidated financial statements.

Recent Accounting Pronouncements

Unrecognized Tax Benefits

In July 2013, the FASB issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. Because the guidance relates only to the presentation of unrecognized tax benefits, the Company does not expect the adoption in January 2014 to have a material effect on the Company’s results of operations or financial position.

3.	Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased and also investments in money market funds. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss.

The Company had $0 of available-for-sale securities at December 31, 2013. Available-for-sale securities at December 31, 2012 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012—
Corporate debt securities	$21,525	$10	$—	$21,535
Treasury money market funds	8,524	—	—	8,524

	$30,049	$10	$—	$30,059

The amortized cost and estimated fair value of investments in debt securities, which excludes money market funds, at December 31, 2012, by contractual maturity, were as follows:

	December 31, 2012
	Cost	Estimated Fair Value
Maturing in one year or less	$21,525	$21,535

Maturing in more than one year	$—	$—

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s results of operations for all periods presented. As a matter of investment policy, the Company does not invest in auction rate securities.

4.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	December 31,
		2013	2012
Leasehold improvements	Lesser of useful life or life of lease	$5,596	$5,571
Laboratory equipment	5	5,949	6,036
Computer equipment	3	843	805
Construction in progress	—	39	5
Capitalized software	5	815	815
Furniture and fixtures	3	497	496

		13,739	13,728
Less: accumulated depreciation		(11,376)	(10,193)

		$2,363	$3,535

Depreciation expense, including amortization of assets recorded under capital leases, for the years ended December 31, 2013, 2012 and 2011 was approximately $1,326, $1,481 and $2,064, respectively.

5.	Intangible Asset

The intangible asset relates to rights to receive milestone payments and royalties from Mallinckrodt Inc. for the commercial rights to Exalgo that were acquired as part of the merger with Neuromed Pharmaceuticals Ltd., or Neuromed (see Note 8). The intangible asset was initially recorded on December 21, 2009 at a value of $45,943 with an ongoing useful life of five years, representing the remaining patent life of Exalgo. The intangible asset was being amortized in a manner which reflected estimates of future undiscounted cash flows expected to be generated from Exalgo. At December 31, 2011, the Company evaluated the Exalgo intangible asset based on estimates of future undiscounted cash flows and determined that the remaining useful life should be increased to four years. The Company recorded amortization expense of $8,722, $3,892 and $5,141 for the years ended December 31, 2013, 2012 and 2011, respectively.

On January 31, 2014, Zalicus Canada and Mallinckrodt Medical Imaging – Ireland, an affiliate of Mallinckrodt plc, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) relating to the Asset Purchase Agreement, dated as of June 11, 2009, between Zalicus and Mallinckrodt Inc. (collectively with Mallinckrodt Medical Imaging – Ireland and Mallinckrodt plc, “Mallinckrodt”), as amended (the “Asset Purchase Agreement”). Under the terms of the Royalty Purchase Agreement, in exchange for the payment of $7,200 from Mallinckrodt to the Company on January 31, 2014, the Company has terminated any further rights it has to the payment of royalties on net sales of Exalgo by Mallinckrodt for any period subsequent to December 31, 2013.

As of December 31, 2013, the Company concluded that facts and circumstances existed which indicated that the carrying value of the intangible asset exceeded its estimated fair value. The Company determined the estimated fair value of the intangible asset as of December 31, 2013 based on the $7,200 in proceeds from the Royalty Purchase Agreement. As a result, during the year ended December 31, 2013, the Company recorded an impairment charge of $1,732 in the consolidated statements of operations and comprehensive loss.

As of December 31, 2013 and 2012, the gross carrying amount of the intangible asset was $7,200 and $45,943, respectively and accumulated amortization was $0 and $28,289, respectively.

6.	Restructuring

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

As a result of the closing of its Vancouver operations, the Company recorded a net restructuring charge of $1,094 in the year ended December 31, 2012. The restructuring charge was primarily associated with cash payments for severance and other personnel-related expenses. Severance payments continued into the first quarter of 2013. Costs associated with the restructuring are included in operating expenses in the statement of operations for the year ended December 31, 2012 and in current liabilities on the balance sheet at December 31, 2012.

The following table summarizes the activity of accrued restructuring expense as of December 31, 2013 related to the closing of the Company’s Vancouver discovery research operations:

	Balance at December 31, 2011	Charges	Payments	Other	Balance at December 31, 2012	Payments	Balance at December 31, 2013
Termination benefits	$—	$1,101	$(1,067)	$—	$34	$(34)	$—
Facilities	—	(7)	—	7	—	—	—

Total	$—	$1,094	$(1,067)	$7	$34	$(34)	$—

7.	Term Loan Payable

On December 22, 2010, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance Corporation (the “Lender”), pursuant to which the Lender agreed to lend the Company up to $20,000. Upon entering into the Loan and Security Agreement, the Company borrowed $3,000 from the Lender (“Term Loan A”). Under the terms of the Loan and Security Agreement, the Company was eligible, in its sole discretion, borrow from the Lender up to an additional $8,500, at any time on or before

July 15, 2011 (“Term Loan B”) and up to an additional $8,500, at any time on or before January 15, 2012 (“Term Loan C”, collectively with Term Loan A and Term Loan B, the “Term Loans”). The Company’s wholly owned subsidiary, Zalicus Pharmaceuticals Ltd. (the “Subsidiary”), is also a party to the Loan and Security Agreement as a co-borrower. The Company’s obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of the assets of the Company and the Subsidiary, other than intellectual property. The Company borrowed $8,500 under Term Loan B on June 27, 2011 and borrowed $8,500 under Term Loan C on December 16, 2011.

The Company was required to make interest only payments on the Term Loans on a monthly basis for the first six full calendar months subsequent to the funding of the applicable Term Loan. After the interest only period, the Company was required to make payments of outstanding principal and interest on each Term Loan in 36 equal monthly installments. Each Term Loan becomes due and payable 42 months after the date of the funding of each Term Loan. Interest on each Term Loan accrued at an annual fixed rate equal to 10.26%, 10.25% and 10.51% for Term Loan A, Term Loan B and Term Loan C, respectively.

Upon the last payment date of the amounts borrowed under the Loan and Security Agreement, whether on the maturity date of one of the Term Loans, on the date of any prepayment or on the date of acceleration in the event of a default, the Company was required to pay the Lender a final payment fee equal to 1.5% of any of the Term Loans borrowed. The Company recorded the final payment fee as interest expense over the term of the loan.

Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company’s business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company’s business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined in the Loan and Security Agreement. The portion of the Term Loans that is not due within 12 months of December 31, 2013 has been classified as long-term, as the Company believed a material adverse change is remote.

In connection with the Loan and Security Agreement with Oxford, the Company issued to Oxford warrants to purchase its common stock each time the Company borrowed funds under the loan and security agreement. Specifically, on December 22, 2010, the Company issued Oxford a warrant to purchase 10,791 shares of its common stock with a per share exercise price of $8.34; on June 27, 2011, the Company issued Oxford a warrant to purchase 18,876 shares of its common stock with a per share exercise price of $13.50; and on December 16, 2011, the Company issued to Oxford a warrant to purchase 37,373 shares of its common stock with a per share exercise price of $6.84. The warrants are exercisable, in whole or in part, immediately, upon issuance and may be exercised on a cashless basis. The warrants will terminate on the earlier of December 22, 2017 and the closing of a merger or consolidation transaction in which Zalicus is not the surviving entity.

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

On January 31, 2014, the Company prepaid its outstanding indebtedness of $8,647, including accrued interest, to the Lender under the Loan and Security Agreement. The proceeds from the Royalty Purchase Agreement of $7,200, along with the royalty payment of approximately $2,006 from Mallinckrodt for royalties earned on net sales of Exalgo for the quarter ended December 31, 2013, were sufficient to prepay the remaining balance of $8,647 under the Loan and Security Agreement. As a result, the Loan and Security Agreement is terminated effective January 31, 2014, and the Lender has released all security interests in the Company’s tangible and intangible property.

8.	Research and Development Agreements

Mallinckrodt Inc., a subsidiary of Covidien plc

In June 2009, Neuromed entered into the Asset Purchase Agreement with Mallinckrodt, then a subsidiary of Covidien plc, to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. As part of the agreement, Neuromed received upfront payments of $15,000. The Company received a milestone payment of $40,000 following FDA approval of Exalgo in March 2010 and was eligible for tiered royalties on Mallinckrodt’s net sales of Exalgo. Mallinckrodt was obligated to pay these royalties on net sales for as long as it sold Exalgo although the royalty rate will be reduced upon the earlier to occur of generic competition or June 11, 2024. For the years ended December 31, 2013, 2012 and 2011, total revenue recognized from Mallinckrodt represented 45.2%, 42.0% and 35.0% of total revenue, respectively.

Mallinckrodt launched the commercial sale of Exalgo in the second quarter of 2010. The Company recognized $6,661, $5,220 and $2,521 of revenue related to royalties from Mallinckrodt’s sale of Exalgo during the years ended December 31, 2013, 2012 and 2011, respectively. The Company received payments related to Exalgo royalties totaling $6,120, $4,593 and $2,058 during the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to the Royalty Purchase Agreement between the Company and Mallinckrodt, in exchange for the payment of $7,200 from Mallinckrodt to the Company on January 31, 2014, the Company has terminated any further rights it has to the payment of royalties on net sales of Exalgo by Mallinckrodt for any period subsequent to December 31, 2013.

Neuromed also entered into a development and transition services agreement with Mallinckrodt, pursuant to which the Company performed development and regulatory activities relating to the FDA approval of Exalgo and some post-approval activities. These activities were at Mallinckrodt’s cost and expense, capped at $16,000. Under the development and transition services agreement, which expired in November 2011, $8,763 was billed and received. The Company recorded $56 and $340 of revenue and received payments related to development and transition services totaling $100 and $371 during the years ended December 31, 2012 and 2011, respectively.

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

The most advanced product candidate subject to the Fovea agreement, Prednisporin (FOV1101), is not currently being developed, or planned to be developed, to treat dry eye syndrome, nor are there any other product candidates subject to the Fovea agreement that are currently being developed for dry eye syndrome. As a result, the Company believes that there is a remote likelihood that this milestone will be achieved. The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2013, 2012 and 2011.

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

The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2013, 2012, or 2011.

The Collaboration Agreement had an initial two-year term that could be extended by Novartis for three additional one-year periods. In January 2011, Novartis elected to extend the research program for an additional contract year, into May 2012. The Company also entered into a software license agreement with Novartis (“Software License”), where the Company provided Novartis with a non-exclusive license to use its proprietary Chalice™ software in connection with the collaboration and other Novartis research programs for approximately five years.

In April, 2012, Novartis and the Company entered into an amendment to the Collaboration Agreement to extend the funded research program pursuant to the Collaboration Agreement for an additional year until May 1, 2013. The amendment also changed the basis for up to $3,000 of annual research support payments under the Collaboration Agreement from payments to fund the Company’s full-time equivalent employees to payments based on the Company’s combination screening deliverables. The amendment was not a material modification of the arrangement pursuant to the accounting guidance for multiple-element arrangements.

In April 2013, Novartis and the Company entered into a second amendment to the Collaboration Agreement, to extend the funded research program under the Collaboration Agreement until October 31, 2014. The second amendment provides for up to an additional $3,000 in funded research payments under the Collaboration Agreement.

In April 2013, Novartis and the Company entered into an amendment to the Software License, to extend the term of the license until October 31, 2014, and to amend Novartis’ option to extend the term of the Software License to a single, one-year option, exercisable upon the payment of amended additional software licensing fees.

The library to be screened under the collaboration will consist of certain Novartis oncology compounds and compounds from the Company’s library of approved drugs and other molecules. Novartis will own and have an exclusive license to intellectual property generated under the collaboration to research, develop and commercialize their approved or active development-stage compounds. The Company will own and have an exclusive license to intellectual property generated under the collaboration to research, develop and commercialize compounds from the Company’s library. Intellectual property generated under the collaboration using certain compounds from the Novartis library will be jointly owned by Novartis and the Company and non-exclusively licensed to allow each party to research, develop and commercialize product candidates. Under the Collaboration Agreement, Novartis retains an option, exercisable once per year of the Collaboration Agreement, to exclusively license a portion of this jointly owned intellectual property if certain conditions are met. Novartis also has a right of first negotiation to exclusively license the intellectual property owned by the Company that was discovered as a part of the collaboration, under terms to be negotiated by the parties at such time.

The Collaboration Agreement may be terminated by either party after ninety days’ notice upon an unremedied material breach and upon thirty days’ notice in the event of bankruptcy of the other party. Novartis may terminate the Collaboration Agreement after sixty days’ notice in the event of a change in control or liquidation of the Company, as defined in the Collaboration Agreement.

The Company is recognizing the total consideration under the agreement ratably over the extended Software License term. The Company recorded $4,833, $4,000 and $2,667 of revenue related to the research and license agreement for the years ended December 31, 2013, 2012 and 2011, respectively, representing 32.8%, 31.9% and 32.6% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received payments related to the research and license agreement totaling $2,190 and $3,400 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had unbilled receivables for this agreement totaling $263 and $450, respectively.

Amgen Inc.

In December 2009, Zalicus entered into a research collaboration agreement with Amgen Inc. (“Amgen”), focused on identifying synergistic combinations for two oncology targets of interest to Amgen. Under the agreement, the Company received a $750 payment in January 2010 to fund the initial research plan, and Amgen also agreed to reimburse the Company for laboratory supplies consumed. The initial research plan ended in September 2010, and Amgen elected for the Company to do follow-up research at an annual rate of $300 per full-time employee equivalent, plus the reimbursement of laboratory supplies. Amgen will also pay the Company a $1,000 milestone payment for each investigational new drug application filing by Amgen for a product candidate with new intellectual property generated by the collaboration. The Company did not recognize any milestone payments under this arrangement in the years ended December 31, 2013, 2012, and 2011. The Company also entered into a software license agreement with Amgen in May 2011, pursuant to which the Company provided Amgen with a non-exclusive license to use its proprietary Chalice software in connection with the collaboration and other Amgen research programs for one year. The Company entered into an amendment to this software license agreement with Amgen in August 2012, pursuant to which the Company provided Amgen with the same non-exclusive license for an additional year. Through December 31, 2013, the Company has received $2,855 in funding, expense reimbursement and software license fees under these agreements.

The Company recorded $1,183, $285 and $347 of revenue related to the agreements with Amgen for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received payments related to the agreements with Amgen totaling $1,349, $153 and $378 during the years ended December 31, 2013, 2012 and 2011, respectively.

USAMRIID

In December 2008, the Company entered into a cooperative research and development agreement with the United States Army Medical Research Institute for Infectious Diseases, or USAMRIID, focused on discovering agents to prevent or treat Ebola, Marburg and Lassa virus infections, which was extended in October 2010.

Under the agreement, which expired in September 2011, the Company and USAMRIID undertook a joint research project, and the Company was eligible to receive up to $1,387 in funding. The Company received approximately $1,364 in funding from this agreement.

In May 2010, Zalicus entered into a cooperative research and development agreement with USAMRIID focused on discovering agents to prevent or treat Alphavirus infections. Under the agreement, which expired in April 2013, the Company and USAMRIID undertook a joint research project, and the Company was eligible to receive up to approximately $1,056 in funding. The Company received approximately $1,056 in funding from this agreement.

In September 2012, the Company entered into a cooperative research and development agreement with USAMRIID focused on discovering chemotherapeutic interventions to prevent and/or treat encephalitic and viral hemorrhagic fever virus infections. This agreement had an initial one-year term that was extended by USAMRIID for an additional one-year period. Zalicus and USAMRIID have mutually agreed to terminate the activities under the cooperative research and development agreement as of February 28, 2014. Under this agreement, the Company and USAMRIID undertook a joint research project, and the Company was eligible to receive up to approximately $353 in funding in the first year and $382 in funding in the second year. Through December 31, 2013, the Company has received approximately $458 in funding from this agreement.

The Company recorded $596, $453 and $560 of revenue related to the cooperative research and development agreements with USAMRIID for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received payments related to the agreements totaling $557, $443 and $638 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, the Company had unbilled receivables for these agreements totaling $19 and $59, respectively.

Other Research Agreements

The Company recorded revenue of $1,458, $2,536 and $1,749 related to other cHTS research agreements for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received payments related to these agreements totaling $1,923, $1,870 and $1,770 during the years ended December 31, 2013, 2012 and 2011, respectively.

9.	Research Collaboration Agreement

In February 2012, the Company entered into a research collaboration agreement with Hydra Biosciences, Inc. (“Hydra”) to advance the development of its preclinical ion channel modulator product candidates for the treatment of pain. The collaboration brings together the Company’s portfolio of novel, preclinical ion channel product candidates, with Hydra’s expertise in novel ion channel discovery and preclinical drug development with the goal of advancing ion channel drug candidates into clinical development for the treatment of pain. Under the terms of the research collaboration agreement, the Company funded research and development activities at Hydra for a two-year period until February 2014, during which time Hydra performed the discovery and preclinical development work necessary to advance the Company’s preclinical ion channel product candidates toward clinical development. In addition, the Company will retain all intellectual property and commercial rights to its ion channel product candidates that are studied under the research collaboration agreement. The Company recorded research and development expense of $2,775 and $2,477 in the years ended December 31, 2013 and 2012, respectively, relating to this agreement and anticipates incurring payments of $1,313 over the remaining term of the agreement. The research collaboration agreement with Hydra expired in February 2014 in accordance with its terms.

10.	Common Stock

Each share of the Company’s common stock, par value $0.001 per share (“Common Stock”), is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

Equity Financings

Equity Distribution Agreements

On February 9, 2011, the Company entered into an equity distribution agreement with Wedbush Securities Inc. (“Wedbush”), pursuant to which the Company could issue and sell shares of its Common Stock having an aggregate offering price of up to $20,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 3.0% of the gross proceeds from each sale. On March 31, 2011, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 1,480,800 shares of Common Stock for net proceeds of approximately $19,199.

On January 10, 2012, the Company entered into an equity distribution agreement with Wedbush, pursuant to which the Company could issue and sell shares of its Common Stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.5% of the gross proceeds from each sale. On March 28, 2012, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 2,342,996 shares of Common Stock for net proceeds of approximately $14,484.

On June 19, 2012, the Company entered into an equity distribution agreement with Wedbush, pursuant to which the Company could issue and sell shares of its Common Stock having an aggregate offering price of up to $15,000 from time to time through Wedbush acting as agent and/or principal. The Company agreed to pay Wedbush a commission, or allow a discount, of 2.0% of the gross proceeds from each sale. In August 2012, the Company terminated its equity distribution agreement with Wedbush. The Company sold an aggregate of 2,181,993 shares of Common Stock for net proceeds of approximately $14,628.

Purchase Agreement

On May 8, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $25,000 of shares of the Company’s Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement, over the period from May 8, 2013 to May 1, 2015.

As consideration for entering into the Purchase Agreement, the Company also issued LPC 133,333 shares of Common Stock. The Company did not receive any cash proceeds from the issuance of these 133,333 shares. Under the Purchase Agreement, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $23,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 83,333 shares of Common Stock. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC, but in no event will shares be sold to LPC on a day the Common Stock closing price is less than $1.00 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $3.00 per share. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty

From the effective date of the Purchase Agreement through December 31, 2013, the Company issued a total of 4,876,186 shares of Common Stock to LPC, including the 133,333 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement, for aggregate gross proceeds of $19,811.

Between January 1 and March 13, 2014, the Company did not issue any additional shares of Common Stock to LPC under the Purchase Agreement.

Reserved Shares

The Company has reserved a total of 2,960,818 shares of common stock for the exercise of stock options and warrants at December 31, 2013. The Company issued warrants to purchase 1,560 shares of common stock to General Electric Capital Corporation with an exercise price of $40.50 per share that expire on September 15, 2014 and June 28, 2015; and warrants to purchase 10,791, 18,876 and 37,373 shares of common stock to Oxford at exercise prices of $8.34, $13.50 and $6.84 per share, respectively. The Oxford warrants expire on December 22, 2017.

11.	Stock Compensation Plans

Summary of Stock Compensation Plans

In 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”), as amended, under which 504,761 shares of the Company’s common stock were reserved for issuance to employees, officers, directors, advisors and consultants. Options granted under the 2000 Plan may be incentive stock options or non-statutory stock options. As of December 31, 2013, there were no options available for future issuance under the 2000 Plan.

In December 2004, the Board of Directors and stockholders adopted the 2004 Incentive Plan (“2004 Plan”), which was effective upon the Company’s initial public offering on November 9, 2005. On December 21, 2009, the Compensation Committee of the Board of Directors, in conjunction with the Company’s Annual Meeting, authorized an increase in the number of shares of common stock reserved for issuance. As of December 21, 2009, 3,333,333 shares of common stock were reserved for issuance under the 2004 Plan. The 2004 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of (i) 666,667 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the Board of Directors. The Compensation Committee of the Board of Directors elected not to increase the number of shares of common stock available for issue under the 2004 Plan in each of the years subsequent to 2009. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and restricted stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors. As of December 31, 2013, there were 1,137,977 shares available for future issuance under the 2004 plan.

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

The Company recognized stock compensation expense of $2,001, $1,832 and $2,196 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Options

A summary of the status of the Company’s stock option plans at December 31, 2013 and changes during the year then ended are presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,314,196	$9.37
Granted	604,901	4.53
Exercised	(2,916)	2.46
Cancelled	(234,856)	9.44

Outstanding at December 31, 2013	1,681,325	$7.63	7.19	$—

Vested or expected to vest at December 31, 2013	1,376,512	$8.29	6.80	$—

Exercisable at December 31, 2013	854,469	$9.50	5.82	$—

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the year ended December 31, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. As of December 31, 2013, there was $1,892 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.88 years. The weighted-average grant date fair value of options for the years ended December 31, 2013, 2012 and 2011 was $3.69, $5.32 and $11.47, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $3, $43 and $1,381, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

Stock-based compensation expense for stock options with performance-based vesting criteria is only recognized when it is probable that the vesting criteria will be achieved. On February 8, 2011, the Company issued 235,000 stock options, which are included in the table above, with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. On April 7, 2011, the performance-based vesting criteria were modified by the Compensation Committee of the Company’s Board of Directors. The Company calculated the fair value of the stock options at the modification date using the Black-Sholes pricing model. During 2012, 166,666 of these stock options were cancelled upon the termination of an executive. Also included in the cancelled options in the table above are 34,167 stock options that expired on January 1, 2013 as a result of performance-based vesting criteria not being achieved, and an additional 34,167 stock options that expired on July 1, 2013 as a result of separate performance-based vesting criteria not being achieved. Accordingly, for the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any stock compensation expense related to these stock options.

The table above also includes 297,500 stock options issued on January 3, 2013 with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. In November 2013, the Company learned that the vesting criteria would not be achieved with respect to these outstanding performance-based options, which was confirmed by the Compensation Committee of the Board of Directors, so the stock options would expire on July 1, 2014. Accordingly, for the year ended December 31, 2013, the Company did not recognize any stock compensation expense related to these stock options.

Valuation of Stock Options

The Company calculates the grant date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to make certain assumptions and estimates concerning its stock price volatility, the expected term of the awards, the rate of return of risk-free investments, and anticipated dividends. The Company determined that it has sufficient trading history as a public company to estimate stock price volatility and began to use its own historical volatility to develop such estimate. The Company utilizes the expected terms from an analysis of peer group companies to support the expected term used in the Black-Scholes model, as it does not believe it has sufficient historical data to support this assumption. The risk-free interest rates used are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. The Company has estimated forfeitures based upon an average of its historical data of option cancellations and employee turnover rates. Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change. The resulting grant date fair value is recorded as compensation cost on a straight-line basis over the requisite service period, which generally equals the option vesting period.

During the years ended December 31, 2013, 2012 and 2011, respectively, the weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2013	2012	2011
Volatility factor	106.47%	102.40%	102.93%
Risk-free interest rate	1.03%	1.30%	2.21%
Dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	5.6

Restricted Stock Units

During 2010, the Company issued performance-based Restricted Stock Units (“RSUs”) and RSUs with time-based vesting criteria to certain employees and directors. During 2013, the Company issued RSUs with time-based vesting criteria to its Chief Executive Officer. The fair value of RSUs is based on the closing price of the Company’s common stock on the award date. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. On March 1, 2010, the performance goal was achieved for the RSUs granted in 2010 such that all of the awards are expected to ultimately vest. The expense for this grant will be recognized on a straight-line basis over the four-year vesting period. A summary of the status of non-vested RSUs as of December 31, 2013 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at December 31, 2012	62,500	$5.70
Granted	41,666	4.56
Vested	(31,250)	5.70
Cancelled	—	—

Non-Vested at December 31, 2013	72,916	$5.05	1.17	$81

As of December 31, 2013, there was $129 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of one year. The total fair value of RSUs vested for the years ended December 31, 2013, 2012 and 2011 was $139, $219 and $403, respectively.

On February 22, 2012, the Company granted 58,333 shares of common stock to a former executive as part of a separation agreement. The shares were granted from the 2004 Plan. The shares were issued over the period from September 4, 2012 through February 1, 2013. The grant date fair value of the shares was $354 and was recorded as a settlement of a previously accrued liability.

12.	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company operates in two geographic segments: the United States and Canada. As of December 31, 2013, $2,363 and $0 of the Company’s property and equipment was located in the United States and Canada, respectively. As of December 31, 2012, $3,535 and $0 of the Company’s property and equipment assets was located in the United States and Canada, respectively. For the years ended December 31, 2013, 2012 and 2011, none of the Company’s revenues were generated from customers located outside the United States.

13.	Income Taxes

The benefit for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows, in thousands:

	Year Ended December 31,
	2013	2012	2011
U.S.:
Current	$—	$—	$34
Deferred	—	—	—

Total U.S.	—	—	34

Foreign:
Current	—	441	1,394
Deferred	—	—	—

Total foreign	—	441	1,394

Benefit for income taxes	$—	$441	$1,428

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Income tax computed at federal statutory tax rate	34.0%	34.0%	34%
State taxes, net of federal benefit	0.9%	2.6%	2.4%
Change in valuation allowance	(35.7)%	(36.5)%	(36.2)%
Stock-based compensation	(0.8)%	(0.6)%	(5.0)%
Research and development credits	0.2%	0.7%	1.6%
Permanent differences	(0.2)%	(0.2)%	0.1%
Impact of state rate change	—%	—%	0.1%
Other	1.6%	1.0%	6.2%

Total	—%	1.0%	3.2%

The Company has incurred net operating losses since inception. At December 31, 2013, the Company had domestic federal and state net operating loss carryforwards of approximately $91,469 and $63,554, respectively, available to reduce future taxable income, which expire at various dates through 2033. At December 31, 2013, the Company also had federal and state research and development tax credit carryforwards of approximately $1,518 and $1,068, respectively, available to reduce future tax liabilities and which expire at various dates through 2033 and 2028, respectively. The Company also has foreign net operating loss carryforwards, subject to certain limitations on use, of approximately $105,921, which expire at various dates through 2033. The Company also has foreign research and development tax credit carryforwards of $7,277, which never expire. The domestic net operating loss carryforwards included $3,349 of federal and $308 of state net operating losses that are attributable to stock option exercises which will be recorded as an increase in additional paid-in-capital once they are “realized”. Utilization of the domestic federal net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Internal Revenue Code Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that could occur in the future.

Deferred taxes consist of the following:

	As of December 31,
	2013	2012
Net operating loss carryforwards	$60,839	$47,924
Research and development credits/Investment tax credits	14,224	13,306
Capitalized research and development costs	5,630	6,940
Stock-based compensation	4,127	3,733
Depreciation and amortization	1,164	1,150
Accrued expenses	58	205
Deferred revenue	236	1,178
Other	(583)	(493)

Deferred tax asset	85,695	73,943
Deferred tax asset valuation allowance	(85,695)	(73,943)

Net deferred tax asset	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $85,695 and $73,943 has been established at December 31, 2013 and 2012, respectively. The change in the valuation allowance was $11,752 for the year ended December 31, 2013.

As a result of the acquisition of Neuromed, the Company recorded a liability for unrecognized tax benefits of $2,685 and interest and penalties of $560 in other long-term liabilities. During the years ended December 31, 2013, 2012 and 2011, the Company reversed $0, $441 and $1,395 of unrecognized tax benefits, respectively, and $0, $65 and $379 of related accrued interest and penalties, respectively, due to the expiration of the statute of limitations for certain tax years. The Company has not, as yet, conducted a study of its domestic research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations and comprehensive loss or cash flows if an adjustment were required.

There were no uncertain tax positions at December 31, 2013. The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2012 and 2011:

December 31, 2010	$1,878
Decrease related to positions taken in prior years	—

Expiration of statute of limitations	(1,395)
Foreign exchange revaluation	(52)

December 31, 2011	$431

Decrease related to positions taken in prior years	—
Expiration of statute of limitations	(441)
Foreign exchange revaluation	10

December 31, 2012	$—

The tax years 2000 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States and Canada, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service, Revenue Canada or state or provincial tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $0, $0 and $74 of interest expense, respectively, related to uncertain tax positions.

14.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2013	2012
Accrued clinical trial costs	$803	$1,535
Accrued payroll and related benefits	656	1,696
Accrued professional fees	290	179
Accrued research collaboration expense	1,015	515
Accrued other expenses	575	916

	$3,339	$4,841

15.	Commitments

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

Additionally, the lease, as amended, contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are being accounted for as rent expense under the straight-line method. In connection with the lease, the Company received approximately $6,900 in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of lease incentive obligation and lease incentive obligation, net of current portion in the balance sheets at December 31, 2013 and 2012. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

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

Under the terms of the Lease, as amended by the Amendment, the Company continues to lease and occupy approximately 23,000 square feet of office and laboratory space with a lease term until January 2017. Under the Amendment, as consideration for the right to cease occupancy of the Office Premises and Lab Premises, the Company paid the Landlord $500 on October 1, 2009 and $1,000 in the year ended December 31, 2010, respectively.

In connection with the Amendment, the Company’s Letter of Credit for the benefit of the Landlord was reduced from $4,000 to $2,500, effective December 1, 2009 and was reduced to $1,800 effective as of December 1, 2010. The certificate of deposit that secures the letter of credit is included in restricted cash on the consolidated balance sheet in the amount of $1,800 for each of the years ended December 31, 2013 and 2012.

In connection with the merger with Neuromed in 2009, the Company assumed a sublease renewal and amendment agreement relating to the Company’s office and laboratory facility in Vancouver, British Columbia, Canada. Under the terms of this sublease the Company leased approximately 24,600 square feet of office and laboratory space, which was reduced to approximately 12,000 square feet. The Company renewed the sublease on December 14, 2011 through December 31, 2012. On February 9, 2012, the Company terminated the sublease, effective August 9, 2012.

The Company also leases certain office equipment under various operating leases. Total rent expense was $1,082, $1,322 and $1,486 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2013 are as follows:

2014	$1,229
2015	1,230
2016	1,230
2017	102
2018	—
Thereafter	—

Total	$3,791

On May 31, 2011 the Company entered into a capital lease for certain information technology equipment. At December 31, 2013 and 2012, $159 was recorded in equipment, and $142 and $89 was recorded in accumulated depreciation, respectively, related to this capital lease. A liability of $14 and $68 was recorded in accrued expenses and other current liabilities and other long-term liabilities at December 31, 2013 and 2012, respectively. Future minimum payments are as follows:

2014	$14
Total	14
Less interest	—

Capital lease obligation	$14

16.	Net Loss Per Share

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

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2013, 2012 and 2011, as they would be anti-dilutive.

	As of December 31,
	2013	2012	2011
Options outstanding	1,681,325	1,314,196	1,262,231
Unvested restricted stock or restricted stock units	72,916	62,500	94,792
Warrants outstanding	68,600	68,600	68,600
Outstanding stock issuance commitments (See Note 11)	—	9,722	—

17.	Employee Benefit Plans

In May 2001, the Company adopted the Zalicus Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the Board of Directors. During 2013, 2012 and 2011, the Company made contributions of $200, $237 and $240, respectively.

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

The Company may also credit to the account of each eligible participant who makes deferrals a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to: (i) four percent (4%) of each such participant’s cash compensation for such year, less

(ii) the amount of matching contributions made to the Company’s qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by the Company on the date the matching contribution is credited to the NQ Plan, which is currently planned to be the January following a participant’s election, and have deferred the maximum amount permitted under the Company’s tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals. The Company contributed approximately $89 to the NQ Plan as of December 31, 2013. As of December 31, 2013, there were no participants enrolled in the NQ Plan.

18.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2013	Second Quarter Ended June 30, 2013	Third Quarter Ended September 30, 2013	Fourth Quarter Ended December 31, 2013
Revenue	$3,674	$3,891	$3,400	$3,766
Operating expenses:
Research and development	7,079	9,845	9,343	7,697
General and administrative	2,042	2,059	2,077	1,345
Amortization of intangible asset	2,181	2,180	2,180	2,181
Impairment charge	—	—	—	1,732

Total operating expenses	11,302	14,084	13,600	12,955
Loss from operations	(7,628)	(10,193)	(10,200)	(9,189)
Interest income	23	14	6	3
Interest expense	(440)	(393)	(342)	(292)
Other (expense) income	(2)	10	7	(1)

Net loss before benefit for income taxes	(8,047)	(10,562)	(10,529)	(9,479)
Benefit for income taxes	—	—	—	—

Net loss	$(8,047)	$(10,562)	$(10,529)	$(9,479)

Net loss per share—basic and diluted	$(0.38)	$(0.49)	$(0.46)	$(0.37)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	21,204,220	21,704,432	22,931,109	25,840,014

Comprehensive loss	$(8,053)	$(10,567)	$(10,528)	$(9,479)

	First Quarter Ended March 31, 2012	Second Quarter Ended June 30, 2012	Third Quarter Ended September 30, 2012	Fourth Quarter Ended December 31, 2012
Revenue	$2,320	$2,924	$3,518	$3,788
Operating expenses:
Research and development	10,582	9,861	12,050	8,930
General and administrative	2,663	2,308	2,201	1,805
Amortization of intangible asset	973	973	974	972
Restructuring	1,101	28	(17)	(18)

Total operating expenses	15,319	13,170	15,208	11,689
Loss from operations	(12,999)	(10,246)	(11,690)	(7,901)
Interest income	41	44	35	30
Interest expense	(591)	(563)	(532)	(487)
Other income	7	—	13	71

Net loss before benefit for income taxes	(13,542)	(10,765)	(12,174)	(8,287)
Benefit for income taxes	—	441	—	—

Net loss	$(13,542)	$(10,324)	$(12,174)	$(8,287)

Net loss per share—basic and diluted	$(0.78)	$(0.54)	$(0.59)	$(0.39)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	17,298,345	18,955,010	20,760,483	21,164,974

Comprehensive loss	$(13,520)	$(10,331)	$(12,171)	$(8,287)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	10/02/2013	000-51171

3.5	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 1,482 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 78.5 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Jason Cole, dated as of January 23, 2006.	10-K	10.15	03/20/2006	000-51171

#10.7	Amendment to Employment Agreement with Jason Cole, dated December 15, 2008.	10-K	10.13	03/16/2009	000-51171

#10.8	Amendment to Employment Agreement with Jason Cole, dated January 4, 2013.	8-K	10.2	01/09/2013	000-51171

#10.9	Amended and Restated Restricted Stock Award Agreement, dated September 5, 2008, by and between Jason Cole and the Registrant.	10-Q	10.25	11/10/2008	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.10	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.11	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.12	Letter Agreement Re: Severance Arrangements with Justin Renz, dated January 4, 2013.	8-K	10.1	01/09/2013	000-51171

#10.13	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

#10.14	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.15	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.16	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.17	Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 3, 2013.	10-K	10.17	03/07/2013	000-51171

#10.18	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.19	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen	10-K	10.20	03/09/2012	000-51171

#10.20	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.21	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.22	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.23	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.24	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

#10.25	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated January 3, 2013.	10-K	10.25	03/07/2013	000-51171

10.26	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.27	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

†10.28	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.29	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.30	Amendment No. 2 to Research Collaboration and License Agreement, dated April 30, 2013, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.1	05/01/2013	000-51171

10.31	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.32	Amendment No. 1 to Software License Agreement, dated as of April 30, 2013, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.2	05/01/2013	000-51171

†10.33	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.34	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.35	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.36	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.37	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.38	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

10.39	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.40	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.41	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

Exhibit No.	Description	Incorporated by Reference to:
		Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.42	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/02/2012	000-51171

10.43	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

10.44	Equity Distribution Agreement dated as of January 10, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.45	Equity Distribution Agreement dated as of June 29, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

10.46	Purchase Agreement dated as of May 8, 2013 between the Registrant and Lincoln Park Capital Fund, LLC.	8-K	10.1	05/08/2013	000-51171

10.47	Royalty Purchase Agreement dated as of January 31, 2014 between Zalicus Pharmaceuticals Ltd. and Mallinckrodt Medical Imaging—Ireland.	8-K	10.1	02/03/2014	000-51171

*21.1	List of subsidiaries

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.