Form 10-K/A
period 2013-12-31
Zalicus Inc.
filed 2014-04-30
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-51171

ZALICUS INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

245 First Street Third Floor Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 301-7000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $74,398,690.80, on June 28, 2013. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and affiliates of such persons. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Capital Market on June 28, 2013.

As of April 22, 2014, the registrant had 26,108,910 shares of common stock, par value $0.001 per share, outstanding.

ZALICUS INC.

ANNUAL REPORT

ON FORM 10-K/A

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“fiscal 2013 10-K”) because we do not anticipate filing the Proxy Statement for our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) within 120 days after the end of the fiscal year covered by the fiscal 2013 10-K. Information in this amendment is therefore intended to amend Part III (Items 10,11,12,13 and 14) in the fiscal 2013 10-K which had previously incorporated the 2014 Proxy Statement by reference. This report is limited in scope to the items identified above and should be read in conjunction with the fiscal 2013 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the fiscal 2013 10-K in any way.

Item 10.	Directors and Executive Officers

The following table sets forth information concerning our directors as of April 30, 2014. The biographical description of each director includes the specific experience, qualifications, attributes and skills that the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director.

DIRECTOR BIOGRAPHIES

Directors	Age	Director Since
Mark H.N. Corrigan, M.D.—Dr. Corrigan is a Class II director who has served as a member of the Zalicus board of directors since December 2009. Dr. Corrigan has served as President and Chief Executive Officer of Zalicus since January 2010. Dr. Corrigan was Executive Vice President, Research & Development of Sepracor Inc., a publicly-traded pharmaceutical company, from April 2003 until December 2009. Prior to joining Sepracor Inc., Dr. Corrigan spent 10 years with Pharmacia & Upjohn, a publicly-traded pharmaceutical company acquired by Pfizer, Inc. in 2002, most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Prior to joining the pharmaceutical industry, Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing on psychoneuroendocrinology. Dr. Corrigan serves on the board of directors of Cubist Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company. Dr. Corrigan holds a B.A. and an M.D. from the University of Virginia and subsequently received specialty training in Psychiatry at Cornell and Maine Medical Center. The board of directors believes Dr. Corrigan’s qualifications to sit on the Board include his years of leadership experience in the pharmaceutical industry as well as his considerable studies in the field.	56	December 2009

Sally W. Crawford—Ms. Crawford is a Class II director who has served as a member of the Zalicus board of directors since June 2007. From April 1985 until January 1997, Ms. Crawford served as Chief Operating Officer of Healthsource, Inc., a publicly-traded managed care organization headquartered in New Hampshire. During her tenure at Healthsource, Inc., Ms. Crawford held a variety of positions and responsibilities, including leading that company’s Northern Region operations and marketing efforts. Since January 1997, Ms. Crawford has been a healthcare consultant. Ms. Crawford serves on the board of directors for Hologic, Inc., a publicly-traded manufacturer and supplier of medical equipment, Exact Sciences Corporation, a publicly held molecular diagnostics company, Insulet Corporation, a publicly held medical device company, Universal American Corp., a publicly held healthcare company and several private healthcare companies. Ms. Crawford holds a B.A. in English from Smith College and an M.S. in communications from Boston University. The board of directors believes Ms. Crawford’s qualifications to sit on the Board include her exposure to various companies in a consulting and board member capacity as well as her experience at a public company in the healthcare field.	60	June 2007

Frank Haydu—Mr. Haydu is a Class I director who has served as a member of the Zalicus board of directors since August 2004 and as Chairman of the board of directors since February 2009. Mr. Haydu is a professional director and consultant to public and private businesses. Mr. Haydu currently serves as a director of several private companies. In the past five years, Mr. Haydu has also served on the board of directors of iParty Corp., a publicly held retail chain, and Moldflow Corporation, a publicly-traded injection molding software company. Mr. Haydu holds a B.A. in economics from Muhlenberg College. The board of directors believes Mr. Haydu’s qualifications to sit on the Board include his broad-based experience in business and finance, including his extensive background in business consulting and management.	66	August 2004

William Hunter, M.D.—Dr. Hunter is a Class I director who has served as a member of the Zalicus board of directors since December 2009. Dr. Hunter has been the President and Chief Executive Officer of Cardiome Pharma Corp., a publicly-traded drug development and research company, since July 2012. Dr. Hunter has served on the board of directors of Cardiome since June 2007. Dr. Hunter founded Angiotech Pharmaceuticals, Inc., a publicly-traded pharmaceutical and medical device company in November 1992, served as a director and its President and Chief Executive Officer until October 2011. In January of 2011, Angiotech voluntarily filed under the Canada Companies’ Creditors Arrangement Act the (“CCAA”) to pursue a restructuring supervised by the Supreme Court of British Columbia, and also voluntarily filed a petition under Chapter 15 of the United States Bankruptcy Code to obtain recognition and enforcement in the United States of the restructuring being pursed under the CCAA proceedings. The Angiotech restructuring was completed in May 2011. Dr. Hunter holds a B.Sc. from McGill University and an M.Sc. and M.D. from the University of British Columbia. The board of directors believes that Dr. Hunter’s qualifications to sit on the Board include the insight he has gained from founding and leading pharmaceutical companies as well as his medical background.	51	December 2009

Michael Kauffman M.D.—Dr. Kauffman is a Class III director who has served as a member of the Zalicus board of directors since June 2006. Dr. Kauffman has been the President and Chief Executive Officer of Karyopharm Therapeutics Inc. since January 2011 and has been a Science Advisor to Bessemer Venture Partners since 2008. Dr. Kauffman was the Chief Medical Officer of Onyx Pharmaceuticals Inc., a publicly-traded biotechnology company, from January 2010 until December 2010. Dr. Kauffman was the Chief Medical Officer of Proteolix, Inc., a privately held pharmaceutical company, from April 2009 until November 2009, when it was acquired by Onyx. Dr. Kauffman was the President and Chief Executive Officer of EPIX Pharmaceuticals, Inc., a publicly-traded biotechnology company that underwent liquidation proceedings in 2009, until July 2008. Dr. Kauffman joined Predix Pharmaceuticals, Inc., the predecessor to EPIX, in September 2002, as President and Chief Executive Officer. From 1997 to 2002, he held a number of senior medical and program leadership positions at Millennium Pharmaceuticals, Inc., then a publicly held biotechnology company, including Vice President, Medicine and VELCADE Program Leader as well as co-founder and Vice President of Medicine at Millennium Predictive Medicine, a wholly-owned subsidiary of Millennium. Dr. Kauffman also served as Medical Director at Biogen Corporation (now Biogen Idec Inc., a publicly-traded biotechnology company). Dr. Kauffman serves on the board of directors of Verastem Inc., a publicly-traded biotechnology company. In the past five years, Dr. Kauffman has also served on the board of	50	June 2006

directors of EPIX. Dr. Kauffman received an M.D. and Ph.D. in molecular biology and biochemistry from Johns Hopkins and holds a B.A. in biochemistry from Amherst College. Dr. Kauffman trained in Internal Medicine at Beth Israel Deaconess and Massachusetts General Hospitals. He is board certified in internal medicine. The board of directors believes that Dr. Kauffman’s qualifications to sit on the Board include the combination of his significant business and leadership experience at public life sciences companies and his medical and scientific background.

W. James O’Shea—Mr. O’Shea is a Class III director who has served as a member of the Zalicus board of directors since June 2007. From April to August 2007, Mr. O’Shea served as Vice Chairman at Sepracor Inc., then a publicly held pharmaceutical company. From October 1999 to March 2007, Mr. O’Shea was President and Chief Operating Officer at Sepracor, where he was responsible for successfully building that organization’s commercial infrastructure. Prior to Sepracor, Mr. O’Shea was Senior Vice President of Sales and Marketing and Medical Affairs for Zeneca Pharmaceuticals, a business unit of Astra Zeneca Plc, a publicly held biopharmaceutical company. While at Zeneca, he also held several management positions of increasing responsibility in international sales and marketing in the U.S. and U.K. Mr. O’Shea is past Chairman of the National Pharmaceutical Council and serves on the board of directors of BTG plc, a public specialty pharmaceutical company and several other private biopharmaceutical companies. In the past five years, Mr. O’Shea has also served on the board of directors of MAP Pharmaceuticals, Inc., a publicly-traded pharmaceutical company and Penwest Pharmaceutical Co., a publicly-traded specialty pharmaceutical company. Mr. O’Shea is a graduate of Liverpool Lord Byron University, where he received an honors degree in applied physics from the Institute of Physics. The board of directors believes that Mr. O’Shea’s qualifications to sit on the Board include his extensive experience with life sciences companies, including in the areas of sales and marketing, as well as his executive leadership and management expertise.	64	June 2007

The Company’s executive officers, as of April 30, 2014, their respective ages and their positions are as follows:

Name	Age	Position
Mark H.N. Corrigan, M.D.(1)	56	President and Chief Executive Officer

Justin A. Renz	42	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

(1)	Mark H.N. Corrigan, M.D. is also a director of the Company and his biographical information appears above.

Justin A. Renz—Mr. Renz joined Zalicus in September 2006 as Vice President, Finance and Treasurer, was appointed as its Senior Vice President, Chief Financial Officer and Treasurer in July 2009 and has served as its Executive Vice President, Finance and Treasurer since March 2012. In March 2014, Mr. Renz was also appointed as Secretary of Zalicus. From August 2005 to September 2006, Mr. Renz was Director, Accounting and Financial Operations at EMD Serono, Inc., a publicly-traded biopharmaceutical company. From 2002 to 2005, he was Senior Director, Global Accounting and Finance at Coley Pharmaceutical Group, a publicly-traded biopharmaceutical company acquired by Pfizer Inc. in 2007, and has also held financial and accounting positions at ArQule, Inc., Millipore Corporation and Arthur Andersen LLP. Mr. Renz is a certified public accountant and holds a B.A. in Economics/Accounting from the College of the Holy Cross, a Masters in the Science of Taxation from Northeastern University and an M.B.A. from Suffolk University.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Director Independence

As required by the listing standards of the Nasdaq Capital Market, or Nasdaq, the board of directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each of Messrs. Haydu, Hunter, Kauffman and O’Shea and Ms. Crawford are “independent” within the meaning of the rules and regulations of Nasdaq. To make this determination, the Zalicus board of directors reviews all relevant transactions or relationships between each director and Zalicus, its senior management and its independent auditors. During this review, the Zalicus Board considers whether there are any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates. The Zalicus Board consults with Zalicus’ general counsel and outside corporate counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time. Dr. Corrigan, our President and Chief Executive Officer, is not an “independent director” within the meaning of the Nasdaq listing standards.

Board Meetings and Attendance

Mr. Frank Haydu is Chairman of the board of directors. The Zalicus board of directors held eight meetings during the fiscal year ended December 31, 2013. Each of the directors attended at least 75% of the meetings of the board of directors and the committees of the board of directors on which he or she served during the fiscal year ended December 31, 2013 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee), except for Dr. Kauffman who attended at least 62% of such meetings during the fiscal year ended December 31, 2013. Zalicus encourages its directors to attend the Annual Meeting of Stockholders and believes that attendance at the Annual Meeting of Stockholders is just as important as attendance at meetings of the board of directors and its committees. The following directors of the Company attended the 2013 Annual Meeting of Stockholders: Ms. Crawford, Dr. Corrigan, Mr. Haydu , Dr. Hunter, Dr. Kauffman and Mr. O’Shea.

Board Committees

The board of directors has a standing Audit, Compensation and Corporate Governance and Nominating Committee, each of which is comprised solely of independent directors, and is described more fully below. Each of the Audit, Compensation and Corporate Governance and Nominating Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval. The charters for the Audit, Compensation and Corporate Governance and Nominating Committees are all available on our website (www.zalicus.com) under “Investors and Media” at “Corporate Governance.”

Audit Committee

Mr. Haydu is the chairperson and Dr. Kauffman and Mr. O’Shea are the other members of the Zalicus Audit Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Zalicus Audit Committee is “independent” within the meaning of the rules and regulations of Nasdaq and the Securities and Exchange Commission, or the SEC. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that Mr. Haydu is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

The primary responsibilities of the Zalicus Audit Committee include to: (a) assist the Board of Directors in its oversight of (i) the integrity of the Zalicus financial statements, (ii) compliance with legal and regulatory requirements, (iii) the qualifications and independence of the Zalicus independent auditors, and (iv) the performance of the Zalicus internal audit function and independent auditors; (b) appoint, evaluate, compensate, retain and oversee the Zalicus independent auditors and the audit process (including receiving and reviewing reports from the independent auditors and resolving any disagreements between management and the independent auditors regarding financial reporting) and to approve or pre-approve all audit, audit-related and other services, if any, to be provided by the independent auditors; (c) review with management, internal auditors and the independent auditors, Zalicus’ internal controls and its financial and critical accounting practices; and (d) prepare the report required to be prepared by the Audit Committee pursuant to the rules of the SEC for inclusion in the Zalicus annual proxy statement or annual report on Form 10-K. The Audit Committee and the Board of Directors have established procedures for the receipt, retention, and treatment of complaints received by Zalicus regarding accounting, internal accounting controls, or auditing matters and for confidential, anonymous submission by Zalicus employees of concerns regarding questionable accounting or auditing matters. The Audit Committee also administers our related party transaction approval policy, which is described under “Review and Approval of Transactions with Related Persons.” The Audit Committee also has the authority to hire independent counsel and other advisors to carry out the Audit Committee’s duties, and Zalicus is required to provide appropriate funding, as the Audit Committee determines, to compensate the independent auditors and any advisors retained by the Audit Committee.

During the fiscal year ended December 31, 2013, the Audit Committee met five times. The report of the Audit Committee is included in this Annual Report on Form 10-K/A under “Report of the Audit Committee.”

Compensation Committee

Ms. Crawford is the chairperson and Dr. Kauffman and Mr. O’Shea are the other members of the Zalicus Compensation Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Zalicus Compensation Committee is “independent” within the meaning of the rules and regulations of Nasdaq. In addition, each member qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code and is a “non-employee director” within the meaning of the rules of the SEC.

The primary responsibilities of the Compensation Committee are to: (a) review and approve corporate goals and objectives relevant to compensation of Zalicus’ Chief Executive Officer and the other executive officers and evaluate the performance of the Chief Executive Officer and the other executive officers in light of these goals and objectives, and based on such evaluation, determine and approve the compensation of the Chief Executive Officer and the other executive officers either as a committee or together with the other independent Board members; (b) review and approve grants and awards under the Zalicus incentive compensation and equity-based compensation plans and otherwise administer such plans and make recommendations to the Board of Directors with respect to such plans; (c) review and consider the results of any non-binding stockholder advisory votes on executive compensation matters; (d) make recommendations regarding compensation of the Board of Directors and (e) review and discuss with management the Compensation Discussion and Analysis disclosure and any prepare other reports required to be prepared by the Compensation Committee pursuant to the rules of the SEC for inclusion in the Zalicus annual proxy statement. The Compensation Committee also has the authority to retain and obtain the advice of compensation consultants, legal counsel and/or other advisors to carry out the Compensation Committee’s duties, provided that the Compensation Committee must have direct responsibility for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee and Zalicus is required to provide appropriate funding, as the Compensation Committee determines, to compensate the compensation consultants, legal counsel and advisors retained.

During the fiscal year ended December 31, 2013, the Compensation Committee met seven times.

Corporate Governance and Nominating Committee

Dr. Hunter is the chairperson and Ms. Crawford and Mr. Haydu are the other members of the Zalicus Corporate Governance and Nominating Committee. The Board of Directors has determined, upon the recommendation of the Corporate Governance and Nominating Committee, that each member of the Zalicus Corporate Governance and Nominating Committee is “independent” within the meaning of the rules and regulations of Nasdaq.

The primary responsibilities of the Corporate Governance and Nominating Committee are to: (a) recommend individuals to the Board of Directors for nomination, election or appointment as members of the Board of Directors and its committees, consistent with the criteria included in the Zalicus Corporate Governance Guidelines; (b) establish policies for stockholders to recommend candidates for consideration for nomination as a member of the Board of Directors; (c) oversee the evaluation of the performance of the Board of Directors; (d) oversee the Chief Executive Officer’s and other senior management’s succession plans; and (e) take a leadership role in shaping the corporate governance, including developing and reviewing on an on-going basis the Corporate Governance Guidelines. In identifying and recommending nominees for positions on the Board of Directors, the Corporate Governance and Nominating Committee places primary emphasis on the criteria set forth under “Selection and Composition of Board of Directors” in the Zalicus Corporate Governance Guidelines, namely: (1) ethics, integrity, values, expertise, skills and knowledge useful to the oversight of the company’s business; (2) the independence standards of Nasdaq, (3) diversity of viewpoints, backgrounds, experiences and other demographics as discussed below; (4) business or other relevant experience, particularly in the areas of accounting and finance, management, corporate governance and experience in the pharmaceutical and drug development industry; and (5) the extent to which the interplay of the nominee’s expertise, skills, knowledge and experience with that of the other members of the Board of Directors will build a Board of Directors that is effective, collegial and responsive to the operations and interests of Zalicus and its stockholders.

The Corporate Governance and Nominating Committee does not set specific, minimum qualifications that nominees must meet in order to be recommended to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of Zalicus and the composition of the Board of Directors. Additionally, neither the Corporate Governance and Nominating Committee nor the Board of Directors has a specific policy with regard to the consideration of diversity in identifying director nominees; however, both may consider the diversity of background and experience of a director nominee in the context of the overall composition of the Board of Directors at that time, such as diversity of knowledge, skills, experience, geographic location, age, gender, and ethnicity. Members of the Corporate Governance and Nominating Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. Once a candidate is identified whom the Committee wants to seriously consider and move toward nomination, the Chairperson of the Corporate Governance and Nominating Committee enters into a discussion with that candidate.

The Corporate Governance and Nominating Committee will consider candidates recommended by stockholders. The policy adopted by the Corporate Governance and Nominating Committee provides that candidates recommended by stockholders are given appropriate consideration in the same manner as other candidates. During fiscal year ended December 31, 2013, the Corporate Governance and Nominating Committee met three times.

Non-Management Director Meetings

In addition to the meetings of the committees of the Board of Directors described above, in connection with the Board of Directors meetings, the non-management directors met four times in executive session during the fiscal year ended December 31, 2013. The chairman of the Board of Directors presided at these executive sessions. The Audit Committee and the Board of Directors have established a procedure whereby interested parties may make their concerns known to non-management directors, which is described on our website.

Board of Directors Leadership Structure

Mr. Haydu, an independent member of our Board of Directors, has served as its chairman since February 2009. The independent members of the Board of Directors have periodically reviewed the Board’s leadership structure and have determined that Zalicus and our stockholders are well served with this structure because of the role played by the chairman.

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

The chairman of the Board of Directors, the chairman of the Corporate Governance and Nominating Committee, the Chief Executive Officer and other members of the Board of Directors work together to provide oversight of Zalicus’ management and affairs. Mr. Haydu, as the chairman of the Board of Directors, and Dr. Hunter, as the chairman of the Corporate Governance and Nominating Committee, have together overseen the maintenance and improvement of governance practices that require and support high levels of performance by members of the Board of Directors. Mr. Haydu’s leadership encourages open discussion and deliberation, with a thoughtful evaluation of risk, to support the Board’s decision-making. Mr. Haydu’s leadership also encourages communication among the directors, and between management and the Board of Directors, to facilitate productive working relationships. Under Mr. Haydu’s guidance, the Board of Directors also ensures an appropriate balance and focus among key Board responsibilities such as strategic development, review of operations, risk oversight and management succession planning.

The Board of Directors’ Role in Risk Oversight

The Board of Directors plays an important role in risk oversight at Zalicus through direct decision-making authority with respect to significant matters as well as through the oversight of management by the Board of Directors and its committees. In particular, the Board of Directors administers its risk oversight function through (1) the review and discussion of regular periodic reports to the Board of Directors and its committees on topics relating to the risks that Zalicus faces, (2) the required approval by the Board of Directors (or a committee of the Board of Directors) of significant transactions and other decisions, (3) the direct oversight of specific areas of Zalicus’ business by the Audit, Compensation and Corporate Governance and Nominating Committees, and (4) regular periodic reports from the auditors and other outside consultants regarding various areas of potential risk, including, among others, those relating to the our internal control over financial reporting. The Board of Directors also relies on management to bring significant matters impacting Zalicus to the attention of the Board of Directors.

Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for reviewing and discussing with management, internal auditors and Zalicus’ independent accountants, Zalicus’ system of internal control, its financial and critical accounting practices, and policies relating to risk assessment and management. As part of this process, the Audit Committee discusses Zalicus’ major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or accounting matters.

Because of the role of the Board of Directors and the Audit Committee in risk oversight, the Board of Directors believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to Zalicus’ operations. The Board of Directors acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was or is an officer or employee of the Company or any of its subsidiaries and all members are considered independent as such term is defined in the rules and regulations of Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Zalicus’ directors, executive officers and persons who own more than 10% of the Zalicus common stock to file with the SEC reports of ownership and changes in ownership of Zalicus common stock. Such persons are required by regulations of the SEC to furnish Zalicus with copies of all such filings. Based on our review of the reports we have received, Zalicus believes that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2013.

CODE OF ETHICS AND CONDUCT AND CORPORATE GOVERNANCE GUIDELINES

Zalicus has adopted a Code of Ethics and Conduct for its directors, officers and employees, including its President and Chief Executive Officer, Chief Financial Officer and Controller (or persons performing an equivalent function). A copy of the Company’s Code of Ethics and Conduct may be accessed free of charge by visiting the Company’s website at www.zalicus.com and going to the “Investors and Media—Corporate Governance” section or by requesting a copy in writing from Justin Renz, Executive Vice President and Chief Financial Officer, at our Cambridge, Massachusetts office. Zalicus intends to post on its website any amendment to, or waiver under, a provision of the Code of Ethics that applies to its President and Chief Executive Officer, Chief Financial Officer or Controller (or persons performing an equivalent function) within four business days following the date of such amendment or waiver.

A copy of the Corporate Governance Guidelines may also be accessed free of charge by visiting the website at www.zalicus.com and going to the “Investors and Media—Corporate Governance” section or by requesting a copy from Justin Renz, Executive Vice President and Chief Financial Officer, at our Cambridge, Massachusetts office.

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

Executive Summary and Corporate Background

Zalicus is a biopharmaceutical company that discovers and develops novel treatments for patients suffering from pain. Zalicus has a portfolio of proprietary clinical-stage product candidates targeting pain, including Z944, and has entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. Zalicus also applies its expertise in the discovery and development of selective ion channel modulators and its combination high throughput screening technology, or cHTS to discover new product candidates for its portfolio or for its collaborators in the areas of pain and oncology.

Zalicus resulted from the merger on December 21, 2009 of two companies: CombinatoRx, Incorporated, which we also refer to as the Company, a small publicly-traded biotechnology company focused on the discovery and development of combination therapeutics, and Neuromed Pharmaceuticals Inc., or Neuromed, a private biotechnology company, which we refer to as the Neuromed Merger. At the time of the Neuromed Merger, Neuromed’s principal assets were an opioid product candidate, Exalgo, which was being reviewed for potential Federal Drug Administration, or FDA, approval and an Ion channel drug discovery platform focused on pain. Immediately following the Neuromed Merger, the executive management of the Company consisted of executives from each of the predecessor companies, including Mr. Renz and Mr. Cole of the Company. On January 5, 2010, prior to the FDA approval of Exalgo, Dr. Corrigan, who was a former Neuromed board member and who joined the Company’s Board of Directors upon the closing of the Neuromed Merger, became the Company’s President and Chief Executive Officer. In addition to Dr. Corrigan, the Board of Directors and Compensation Committee of the Company immediately following the Neuromed Merger was comprised of directors from both Neuromed and the Company. The contractual and plan-based compensation arrangements for members of executive management that were in place following the Neuromed Merger were a mix of arrangements approved by the Board of Directors and the Compensation Committee of the Company prior to or in connection with the Neuromed Merger and arrangements approved by Neuromed prior to or in connection with the Neuromed Merger and that were assumed by the Company. These compensation arrangements included, in the case of Mr. Renz and Mr. Cole, cash retention compensation and an opportunity to participate in a stock option exchange program at the time of the Neuromed Merger. In connection with his appointment as Chief Executive Officer, the Company provided Dr. Corrigan with a significant stock option award and a significant restricted stock unit award with vesting tied to both Exalgo FDA approval and continued service over time, approved a target bonus percentage, and entered into an employment agreement with Dr. Corrigan that included severance and change-of-control provisions.

Exalgo was approved by the FDA on March 1, 2010, resulting in a $40 million milestone payment to the Company and the payment or issuance by the Company of compensation tied to the FDA approval of Exalgo. The $40 million milestone payment and subsequent royalty revenue provided the Company with the financial resources to advance its product candidates at the time (Synavive, Z160 and Z944) into clinical trials and to continue its Ion channel and cHTS programs. Throughout the remainder of 2010 and through all of 2011, 2012 and 2013, the Company focused on advancing these product candidates into and through clinical development and the continuation of its Ion channel and cHTS discovery efforts. As a result, following the FDA approval of Exalgo, the Company’s Compensation Committee focused its executive compensation decisions on providing incentives to executive management to further these long-term drug development goals along with other important business and financial goals.

On April 15, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization, which we refer to as the Epirus Merger Agreement, with Epirus Biopharmaceuticals, Inc., or Epirus, a privately held biopharmaceutical company, and BRunning, Inc., a wholly owned subsidiary of Zalicus. Pursuant to the Epirus Merger

Agreement and contingent upon approval of certain proposals by the Zalicus stockholders, BRunning, Inc. will be merged with and into Epirus, with Epirus continuing after the merger as the surviving corporation and a wholly-owned subsidiary of the Company. We refer to this proposed transaction as the Epirus Merger. The Company plans to submit certain proposals related to the Epirus Merger for the consideration and approval of its stockholders at the Company’s 2014 Annual Meeting.

The Company believes that in order to fully understand the Company’s compensation decision-making, the executive compensation and information provided below should be considered in the context of the Epirus Merger, the Neuromed Merger, the FDA approval of Exalgo in March of 2010, the Company’s subsequent efforts throughout 2010, 2011, 2012 and 2013 to advance multiple product candidates into and through clinical and preclinical development and to provide valuable clinical data from the product candidates Z160 and Z944 in 2013.

Summary of Compensation Committee Procedures and Practices

As described in the “Board Committees—Compensation Committee” section above, the primary purpose of the Zalicus Compensation Committee is to develop and review compensation policies and practices applicable to executive officers, review and recommend goals for the Chief Executive Officer and evaluate his performance in light of these goals, review and evaluate goals and objectives for other executive officers, oversee and evaluate the Zalicus equity incentive and non-qualified deferred compensation plans and review and approve the creation or amendment of such plans, review the results of any advisory stockholder votes on executive compensation and take appropriate action and make recommendations to the Board of Directors regarding Board of Directors’ compensation. Under its charter, the Compensation Committee has the power and authority to retain consultants or other experts to assist in the assessment of senior executive compensation and to hire independent counsel and other advisors to help the Compensation Committee carry out its duties. Zalicus is financially responsible for the fees of any advisor or consultant engaged by the Compensation Committee.

Ms. Crawford, as chairperson of the Compensation Committee, is responsible for setting the agenda for meetings in consultation with management. Our Compensation Committee annually evaluates the performance of the Chief Executive Officer and the other executive officers of Zalicus and uses its discretion to determine the compensation of these officers based, in part, upon a review of the performance of Zalicus compared to predetermined goals and objectives. As discussed below under the caption “Compensation Consultant,” the Compensation Committee, together with its compensation consultant, also compares the salaries, bonus compensation and long and short-term equity incentives of each Zalicus executive officer with a select group of other biotechnology companies to assess how their total compensation package compares to industry averages. The Compensation Committee regularly meets in executive session, without Company management present, to discuss matters of executive compensation.

The Zalicus Chief Executive Officer, Dr. Corrigan, has the authority and responsibility to establish and approve compensation for all Zalicus employees, other than Zalicus executive officers. Our Compensation Committee retains the authority for establishing all matters with respect to the compensation of current executive officers, Dr. Corrigan and Mr. Renz. Dr. Corrigan provides the Compensation Committee with an annual performance review of each executive officer, which the Compensation Committee considers in its determination of compensation for such individuals. Dr. Corrigan, Mr. Renz and our Director, Human Resources also recommend to the Compensation Committee stock options and restricted stock unit awards to be granted to existing employees, subject to specific criteria previously established by the Compensation Committee. From time to time, the Compensation Committee has delegated to the Chief Executive Officer, Chief Financial Officer and our former Executive Vice President, Corporate Development and General Counsel the authority to make grants of a limited pool of stock options to new employees, as long as such grants are not greater than 30,000 shares of common stock and are not made to executive officers. All other grants of stock options and all grants of restricted stock units are approved and made by the Compensation Committee.

As part of its ongoing oversight of our compensation programs, our Compensation Committee pays particular attention to the review of risks related to our reliance on performance-based and time-based equity compensation as a significant portion of the total compensation paid to our executive officers. Our Compensation Committee has determined that it is not reasonably likely that our compensation policies would have a material adverse effect on the Company.

Our Compensation Committee considered the following elements of our compensation plans and policies when evaluating whether its plans and policies encourage its executives and employees to take unreasonable risks:

•	Our base salary component of compensation does not encourage risk taking because it is a fixed amount.

•	For our cash bonus programs, awards are based on the achievement of multiple objective performance measures, thereby diversifying the risk associated with any single indicator of performance.

•	Awards under our cash bonus programs are also based on milestone-related measures related to clinical, research and non-financial business goals, which limits the risk associated with awarding cash bonuses based principally on financial metrics.

•	Awards under our cash bonus programs can result in some compensation at levels below full target bonus amount determined for each executive officer, rather than an “all-or-nothing” approach, which could engender excessive risk taking.

•	The Company has in some cases used restricted stock units as well as stock options for equity awards to provide a balanced equity portfolio to executives creating a level of diversification to withstand market fluctuations that might incent unreasonable risk if holders were limited to stock options.

Compensation Consultants

Radford Consulting.

In the late summer of 2011, our Compensation Committee reengaged the services of Radford Consulting, or Radford, a compensation consulting firm, to evaluate our executive officers’ salaries, cash incentive bonuses, equity-based compensation, and other compensation elements and to provide a report and recommendations to the Compensation Committee regarding executive compensation for 2011 and 2012. This evaluation included a revised peer group of comparable biotechnology companies. The Compensation Committee desired to revise the group of peer companies due to changes in the Company’s market capitalization, advances in its development programs and to replace peer companies that have been acquired or who had suffered significant business setbacks. The revised group of peer companies was determined based upon an analysis of various factors such as similar stage of clinical development programs, comparable employee headcounts, market capitalization and revenue. The Compensation Committee approved the following revised peer group: Adolor Corporation, Affymax, Inc., Anacor Pharmaceuticals Inc., Anthera Pharmaceuticals Inc., ArQule, Inc., AVI BioPharma, Inc., Celldex Therapeutics, Inc., Dynavax Technologies Corporation, Ligand Pharmaceuticals Incorporated, Novavax Inc., Omeros Corporation, Pozen Inc., Progenics Pharmaceuticals, Inc., Sangamo BioSciences, Inc. and Zogenix, Inc. Radford used this peer group, as well as its own survey of executive compensation in the biotechnology industry to benchmark the compensation of the Company’s executive officers. This benchmarking indicated that that the Company’s compensation of its executive officers was generally at or above the 50th percentile for executives with similar roles at the peer companies. The Compensation Committee considered this benchmarking information as one consideration in making the year-end 2011 and early 2012 compensation decisions described below, primarily to determine whether compensation paid to executive officers, in light of Company and individual performance, is at, above or below the median of executive compensation among the Company’s peer group.

Radford was reengaged by the Compensation Committee in the fall of 2012 to evaluate our executive officers’ salaries, cash incentive bonuses, equity-based compensation, and other compensation elements and to provide a report and recommendations to the Compensation Committee regarding executive compensation for 2012 and 2013. This evaluation included a revised peer group of comparable biotechnology companies. The Compensation Committee desired to revise the group of peer companies due to changes in the Company’s market capitalization, changes in its development programs and to replace peer companies that have been acquired or who had suffered significant business setbacks. The revised group of peer companies was determined based upon an analysis of various factors such as similar stage of clinical development programs, comparable employee headcounts and market capitalization. The Compensation Committee approved the following revised peer group: ACADIA Pharmaceuticals Inc., AcelRx Pharmaceuticals Inc., Agenus Inc., Anacor Pharmaceuticals Inc., Anthera Pharmaceuticals Inc., ArQule, Inc., Celldex Therapeutics, Inc., Cytokinetics, Incorporated, Durect Corporation, Inovio Pharmaceuticals Inc., Novavax Inc., Omeros Corporation, OncoGenex Pharmaceuticals Inc., Pozen Inc., Progenics Pharmaceuticals, Inc., pSivida Corp., Sangamo BioSciences, Inc., Targacept, Inc. and Tranzyme, Inc. Radford used this peer group, as well as its own survey of executive compensation in the biotechnology industry to benchmark the compensation of the Company’s executive officers. This benchmarking indicated that the Company’s compensation of its executive officers was generally at or above the 50th percentile for executives with similar roles at the peer companies. The Compensation Committee considered this benchmarking information as one consideration in making the year-end 2012 and early 2013 compensation decisions described below, primarily to determine whether compensation paid to executive officers, in light of Company and individual performance, is at, above or below the median of executive compensation among the Company’s peer group.

Following the announcement of negative results from the two Phase 2 clinical trials of the Zalicus product candidate Z160 in November of 2013, the Compensation Committee decided not to reengage Radford to evaluate the compensation of our executive officers, but instead to provide periodic compensation consulting services to the Compensation Committee in the areas of retention and equity incentives.

Roles of Executives in Establishing Compensation

Compensation Committee meetings held in 2013 and early 2014 typically included, for all or a portion of each meeting, not only the committee members but also our Chief Executive Officer, our Director, Human Resources and for some meetings prior to his resignation in March 2014, our General Counsel, who often acts as Secretary for the meeting. At the direction of the Compensation Committee, our Chief Executive Officer and Director, Human Resources discussed with the Company’s compensation consultants the duties of each executive officer of Zalicus and provided the compensation consultants with complete historical compensation information requested by the consultants as part of their evaluation of the Company’s executive compensation programs and policies for the Compensation Committee. The information discussed typically included each executive officer’s title, salary, bonus, stock option and restricted stock grants, equity holdings and benefits for the preceding three-year period. Our Chief Executive Officer and Director, Human Resources met with the members of the Compensation Committee to review the CEO’s performance and the performance of the other executive officers during 2013. During these meetings, our Chief Executive Officer discussed with the members of the Compensation Committee recommendations regarding proposed stock option or equity grants to be provided to the other executive officers of Zalicus. However, the Compensation Committee exercised its discretion to determining all compensation paid to executive officers.

Compensation Philosophy and Executive Compensation Policies

The Zalicus executive compensation program is designed to reward, attract, retain and motivate experienced, industrious and well-qualified executive officers who will promote the Company’s product development, research, business development and financial efforts and provide long-term stockholder value. In establishing executive compensation levels, the Compensation Committee is guided by a number of considerations. In making compensation determinations and reviewing comparative data, the Compensation Committee reviews total direct compensation in its totality, assigning dollar values to each of the elements of such compensation, including base salary, annual cash bonus award targets and long-term stock-based incentive awards. The committee generally allocates a greater percentage of total direct compensation to long-term stock-based incentive awards in acknowledgment of the unique challenges present in the biopharmaceutical industry and in order to reinforce the alignment of interests between our executive officers and our stockholders.

In determining the level and composition of compensation of each of our executive officers, we take into account various qualitative and quantitative indicators of corporate and individual performance. In establishing compensation levels, the Compensation Committee also evaluates each officer’s individual performance using certain objective and subjective criteria, which may vary for each executive officer based on his business group or area of responsibility. Objective criteria may include continued discovery and advancement of new product candidates, development and progress towards commercialization of our product candidates, implementation of financing strategies and establishment of strategic development collaborations with third parties, and meeting pre-clinical or clinical milestone objectives. Subjective performance criteria may include an executive officer’s ability to motivate others, develop the skills necessary to facilitate the growth of Zalicus as it matures, recognize and pursue new business opportunities and initiate programs to enhance the Company’s growth and success. In addition, the Compensation Committee recognizes performance and achievements that are more difficult to quantify, such as the successful execution of major corporate projects such as mergers or divestitures. The Compensation Committee also considers the Company’s overall long-term and short-term performance when establishing compensation parameters, as well as the results of any advisory stockholder votes on executive compensation. In making its evaluations, the Compensation Committee consults on an informal basis with other members of the Board of Directors and, with respect to officers other than the Chief Executive Officer, reviews the recommendations of the Chief Executive Officer.

In setting compensation policies and determining compensation levels, the Compensation Committee also recognizes and takes into account the high demand for well-qualified personnel in the biotechnology industry. Given such demand, the Compensation Committee strives to maintain total compensation levels which are competitive with the compensation of other executives in the biotechnology and pharmaceutical industry. To that end, the Compensation Committee reviews data obtained from a generally available outside survey of compensation and benefits in the biotechnology industry prepared by our compensation consultants, the peer-based benchmarking information provided by our compensation consultants and personal knowledge regarding executive compensation at comparable companies.

The Compensation Committee believes that stock ownership by management is beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value. Accordingly, the Compensation Committee to date has sought to provide a significant portion of total executive compensation in the form of stock options and restricted stock unit grants. The Compensation Committee has not, however, targeted a range or specific number of options for each executive position. Instead, it makes its decisions based on its evaluation of the above-mentioned surveys and the general experience of the Compensation Committee members.

Key Elements of Compensation

The major elements of the Zalicus compensation program are base salary, discretionary annual cash bonuses, stock option grants, restricted stock or restricted stock unit grants and deferred compensation. In connection with the Neuromed Merger on December 21, 2009, the Company also assumed additional compensation elements under Neuromed’s compensation programs, including performance-based cash bonuses and restricted stock unit awards. In general, Zalicus fixes the base salary of each of our executives at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards individual performance and contribution to our overall business goals. We design the cash bonuses for each of our executives to focus them on achieving key regulatory, clinical, research, business and/or financial objectives within a yearly time horizon. We use stock options and restricted stock or restricted stock unit grants to reward long-term performance, to incent executive officers to attain multi-year goals and as retention tools. These stock options and restricted stock unit awards are intended to produce significant value for each executive if the Company’s performance is outstanding and if the executive has an extended tenure. Finally, we have implemented a non-qualified deferred compensation plan to provide an additional long-term retention incentive for executives and senior managers due to the regulatory limitations imposed on matching contributions on contributions made by these individuals to the Zalicus qualified 401(k) Plan.

We view these components of our executive compensation as related but distinct. The Compensation Committee believes that compensation components must work together to enable the creation and preservation of stockholder value over both short-term and long-term periods. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the compensation consultant evaluations referred to above. Zalicus believes that, as is common in the biotechnology sector, stock option and other equity awards are a significant motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently-paid-out compensation, between cash and non-cash compensation, or among different forms of compensation. Because of the small size of our executive management team, we believe this approach allows us to more appropriately tailor each executive’s compensation to retain that executive or to attract new executives as necessary.

Our Compensation Committee’s current intent is to perform an annual strategic review of our executive officers’ cash compensation and share and option holdings to determine whether they provide adequate incentives and motivation to our executive officers to meet corporate goals and provide value to stockholders and whether they adequately compensate our executive officers relative to comparable officers in other companies. The Compensation Committee does exercise its discretion to determine all compensation paid to executive officers.

We account for the equity compensation expense for our employees under the rules of the Statement of Financial Accounting Standards, or SFAS, 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, publicly held corporations may be prohibited from deducting as an expense for federal income tax purposes total compensation in excess of $1 million paid to certain executive officers in a single year. However, until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. Section 162(m) provides an exception for qualifying “performance-based” compensation, including compensation attributable to certain stock options. The Company expects to keep “nonperformance-based” compensation within the $1 million limit in order that all executive compensation will be fully deductible; however, the valuation of stock option and restricted stock grants in the future is uncertain and may cause nonperformance-based compensation to exceed the deductibility limit. Although the Compensation Committee considers the net cost to the Company in making all compensation decisions (including, for this purpose, the potential limitation on deductibility of executive compensation), there is no assurance that compensation realized with respect to any particular award will qualify as “performance-based” compensation. It is not anticipated that any executive officer’s annual compensation will exceed $1 million, and the Company has accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Code.

Base Salary

The Compensation Committee seeks to establish base salaries which are competitive for each position and level of responsibility with those of executive officers at other biotechnology companies of comparable size and stage of development. As part of this process, the Compensation Committee takes into account the base salaries paid by similarly situated companies in the field of biotechnology and the base salaries of other private and public companies with which we believe we compete for talent. Increases in annual salaries are based on demonstrated levels of core job competency, effectiveness in performing essential job requirements and competitive base salary position compared to the relevant market. The Compensation Committee does not use a specific formula based on these criteria but instead uses its discretion to make an evaluation of each executive officer’s contributions in light of all such criteria.

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

As part of the compensation procedures, each year the Compensation Committee establishes a target cash bonus amount for each executive based on achievement of corporate goals. These goals are established and approved by the Compensation Committee on an annual basis and include specific objectives generally relating to the achievement of clinical, research, regulatory, business and/or financial milestones including success in conducting clinical trials, entering into new collaboration agreements, progress with research and preclinical development or success in attracting capital. The achievement of these objectives by Zalicus and its executive officers and their relative weightings are relevant to the Compensation Committee’s decision-making with respect to the cash bonuses and overall compensation but are not the sole basis for the Compensation Committee’s determination of executive compensation.

Stock Options and Restricted Common Stock Awards

Grants of stock options and awards of restricted common stock or restricted stock units under the Zalicus equity compensation plans are designed to align the long-term interests of our executives with Zalicus stockholders and to assist in the retention of executives. As stock options granted by the Company generally become exercisable over a four-year period and forfeiture provisions with respect to restricted common stock awards generally lapse over a four-year period, their ultimate value is dependent upon the long-term appreciation of the Zalicus stock price and the executive’s continued employment with Zalicus. In addition, grants of stock options and awards of restricted common stock may result in an increase in executive officers’ equity interests in Zalicus, thereby providing such persons with the opportunity to share in the future value they are responsible for helping to create.

When granting stock options and awarding restricted common stock or restricted stock units, the Compensation Committee considers the relative performance and contributions of each executive officer compared to that of other officers within Zalicus with similar levels of responsibility. The number of options and awards granted to each executive officer is generally determined by the Compensation Committee subjectively on the basis of data obtained from a generally available outside survey of stock option grants and restricted common stock awards in the biotechnology industry, the benchmarking information provided by our compensation consultants and the personal knowledge of the Compensation Committee members regarding executive stock options and restricted common stock awards at comparable companies.

The authority to make equity grants and cash bonus awards to executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of its Chief Executive Officer in setting the compensation of our other executives. All of our stock option and restricted stock grants to our executive officers since our initial public offering on November 9, 2005 have been made under our Amended and Restated 2004 Equity Incentive Plan. We determine the exercise price of our stock option grants based on the closing market value of our common stock as reported on the Nasdaq Capital Market on the date of grant.

We do not have any program, plan or obligation that requires us to grant equity or bonus compensation to any executive on specified dates. The Compensation Committee has adopted and maintained a practice to generally award stock options only at specific times in order to avoid any claim that grants to executive officers were initiated during periods potentially advantageous to them. Typically, during a January or February meeting, the Compensation Committee grants stock options to a broad group of employees, including executive officers, in amounts determined by the Compensation Committee. Other than the annual grants described above, the Compensation Committee will only consider additional grants for new employees, employees who are promoted or granted additional responsibilities or, more rarely, employees who have performed at a level that warrants recognition.

Nonqualified Deferred Compensation Plan

Effective December 1, 2007, the Compensation Committee approved the Company’s nonqualified deferred compensation plan, or the NQ Plan, a non-qualified tax-deferred compensation plan in which certain senior managers and officers of Zalicus may participate. The NQ Plan provides a tax-favorable vehicle for deferring cash compensation, including base salary and bonus awards. Under the NQ Plan, each year a participant may defer up to 25% of his or her base salary and up to 100% of his or her annual cash bonus pay. Each participant will at all times be vested in the portion of his or her account attributable to the compensation the participant has elected to defer under the NQ Plan. Zalicus has established a special account for each participant; however, the obligation to pay the balance credited to such account will at all times be an unfunded and unsecured obligation of Zalicus and rank on parity with other unsecured and unsubordinated indebtedness of Zalicus from time to time outstanding.

Zalicus may also credit to the account of each eligible participant who makes deferrals under the NQ Plan a matching contribution in an amount equal to 100% of the deferrals contributed by the participant for such plan year, up to a maximum amount equal to four percent (4%) of each such participant’s cash compensation for such year, less the amount of matching contributions made to Zalicus’ qualified 401(k) Plan for such year on behalf of such participant. In order to be eligible for a matching contribution for a given year, a participant must be employed by Zalicus on the date the matching contribution is credited to the NQ Plan, which is typically the January or February following a participant’s election, and have deferred the maximum amount permitted under the tax-qualified Section 401(k) Plan for such year. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the NQ Plan). Deferred balances are credited to each participant’s account under the NQ Plan and will be credited, at periodic intervals, with earnings that track the actual rate of return for such period realized by the investment fund or funds or index or indices selected by such participant from the range of investment vehicles offered under the NQ Plan. Deferred amounts are paid, at the participant’s option, either in a lump sum or in annual installments over a period of up to ten years upon separation from service or up to five years for scheduled in-service withdrawals.

Mr. Renz elected to participate in the NQ Plan in the 2009, 2010 and 2011 plan years.

Other Benefits

Zalicus’ executive officers are eligible to participate in all of Zalicus’ employee benefit plans, such as medical, dental, group life and disability insurance, its 401(k) plan with matching contributions, in each case on the same basis as Zalicus’ other employees. There were no special benefits or perquisites provided to any executive officer in 2013.

Compensation Determinations and Corporate and Individual Performance Criteria.

Compensation Determinations for Named Executive Officers

The Compensation Committee met in January and February of 2013 to make determinations for 2013 executive compensation. When it met to consider its compensation determinations for 2013, the Compensation Committee did not implement any significant changes to the Company’s executive compensation program as a result of the 2011 non-binding advisory “say on pay” proposal because of the overwhelming approval for our prior executive compensation program by our stockholders. During these meetings, the Compensation Committee received the recommendations of Dr. Corrigan and reviewed the Radford evaluation and considered executive compensation.

The approved Zalicus corporate goals for bonus and other compensation for 2013 were:

•	Successfully advance Z160 through Phase 2a proof-of-concept clinical studies and report top-line data by year-end 2013 (45% weighting);

•	Advance Z944 through further clinical development including completing one experimental medicine clinical study in 2013 (15% weighting);

•	Nominate one sodium channel lead for further preclinical development in 2013 (10% weighting);

•	Continue to expand and diversify our cHTS services business to generate surplus cash for the Company (10% weighting); and

•	Achieve certain cash and cash equivalent balances for the year ended December 31, 2013 (20% weighting).

The Compensation Committee met throughout the fourth quarter of 2013 and February of 2014. The Company determined that it did not achieve its corporate goals for bonus and other compensation for the fiscal year ended December 31, 2013. The Company did not pay cash bonuses to its named executive officers for the fiscal year ended December 31, 2013.

On February 10, 2014, the Compensation Committee also made awards of stock options and restricted stock units to the named executive officers, as follows:

•	Dr. Corrigan and Mr. Renz were each awarded restricted stock units for 250,000 shares of Zalicus common stock, whereby 33.33% of the restricted stock units will vest on February 10, 2015 and on each anniversary thereafter, subject to continued employment.

•	Dr. Corrigan was awarded an option to purchase 250,000 shares of Zalicus common stock at an exercise price of $1.47 per share, whereby 33.33% of the stock option will vest on February 10, 2015 and 8.33% of the stock option will vest on each quarterly anniversary thereafter, subject to continued employment, and are exercisable for 90 days after termination of employment.

Dr. Corrigan and Mr. Renz were provided with awards of restricted stock units with time-based vesting criteria to provide them with additional long-term equity incentives for the creation of short and long-term stockholder value.

On April 15, 2014, the Company entered into the Epirus Merger Agreement with Epirus and BRunning, Inc. In light of the Company’s sale process and entry into the Epirus Merger Agreement, the Board of Directors elected not to set corporate goals or target bonus amounts with respect to a cash incentive program for 2014 performance.

Conclusion

The Compensation Committee will continue to develop, analyze and review its methods for aligning executive management’s long-term compensation with the benefits generated for stockholders. The Compensation Committee believes the idea of creating ownership in Zalicus helps align management’s interests with the interests of stockholders. The Compensation Committee has no pre-determined timeline for implementing new or ongoing long-term incentive plans. New plans are reviewed, discussed and implemented as the Compensation Committee feels it is necessary and/or appropriate as a measure to incentivize, retain and/or reward Zalicus executive officers.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Zalicus “principal executive officer”, our “principal financial officer” and our other executive officer as of December 31, 2013 (our “named executive officers”) for the years ended December 31, 2013, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Mark H.N. Corrigan President and Chief Executive Officer	2013	500,000	189,997	927,300	—	(3)	10,200	(4)	1,627,497
	2012	477,405	—	811,350	179,027	(5)	10,000	(6)	1,477,782
	2011	463,500	—	1,063,105	208,575	(7)	9,800	(8)	1,744,980

Justin A. Renz Executive Vice President, Chief Financial Officer & Treasurer	2013	335,774	—	346,192	—	(3)	10,200	(4)	692,166
	2012	316,768	—	383,138	105,167	(5)	10,000	(6)	815,073
	2011	302,000	—	348,580	127,565	(7)	17,183	(9)	795,328

Jason F. Cole(10) Former Executive Vice President, Corporate Development and General Counsel	2013	362,478	—	346,192	—	(3)	10,200	(4)	718,870
	2012	341,960	—	315,525	116,266	(5)	10,000	(6)	783,751
	2011	332,000	—	348,580	124,832	(7)	9,800	(8)	815,212

(1)	Amount reflects the grant date fair value of the named executive officer’s awards of restricted stock units, calculated in accordance with FASB ASC Topic 718. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the FASB ASC Topic 718 amounts will ever be realized by the executive. See note 11 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 14, 2014 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2013.

(2)	Amount reflects the grant date fair value of the named executive officer’s stock options, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the FASB ASC Topic 718 amounts will ever be realized by the executive. See note 12 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 9, 2012 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2011, Note 12 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 7, 2013 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2012 and Note 11 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 14, 2014 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2013.
(3)	No non-equity incentive plan compensation was awarded to the named executive for performance during the fiscal year ended December 31, 2013.
(4)	The amount includes payment of matching contributions under our 401(k) plan of $10,200.
(5)	Amounts for performance during the fiscal year ended December 31, 2012 were determined by the Compensation Committee on January 3, 2013 and paid in February 2013.
(6)	The amount includes payment of matching contributions under our 401(k) plan of $10,000.
(7)	Amounts for performance during the fiscal year ended December 31, 2011 were determined by the Compensation Committee on January 25, 2012 and paid in February 2012.
(8)	The amount includes payment of matching contributions under our 401(k) plan of $9,800.
(9)	The amount includes payment of matching contributions under our 401(k) plan of $9,800 and deferred compensation plan of $7,383.
(10)	Mr. Cole resigned as Executive Vice President, Corporate Development and General Counsel, effective March 5, 2014.

Grants of Plan-Based Awards

The following table shows information regarding grants of plan-based equity awards during the fiscal year ended December 31, 2013 to the Company’s named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards. Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards (3)
Mark H. N. Corrigan President and Chief Executive Officer		275,000
	1/3/13	—	41,666	(4)	—		—	$189,997
	1/3/13	—	—		83,333	(5)	4.56	$309,100
	1/3/13	—	—		166,666	(6)	4.56	$618,200

Justin A. Renz Executive Vice President, Chief Financial Officer & Treasurer		134,310
	1/3/13	—	—		46,666	(5)	4.56	$173,096
	1/3/13	—			46,666	(6)	4.56	$173,096

Jason F. Cole(7) Former Executive Vice President, Corporate Development and General Counsel		144,991
	1/3/13	—	—		46,666	(5)	4.56	$173,096
	1/3/13	—			46,666	(6)	4.56	$173,096

(1)	Represents the target amount of each executive’s cash incentive bonus for 2013 as established by the Compensation Committee and described in “Compensation Discussion and Analysis” above. No payments of cash incentives were made for 2013.
(2)	The exercise price of these stock options granted is determined by the Company based on the closing price of its common stock on the Nasdaq Capital Market on the grant date.
(3)	Represents the grant date fair value of the named executive officer’s stock options or restricted stock units, calculated in accordance with FASB ASC Topic 718, and in the case of stock options using a Black-Scholes valuation model. For purposes of these calculations, we have disregarded the estimate of forfeitures related to service-based vesting conditions.
(4)	The restricted stock units vested with respect to 33.3% of the shares on January 3, 2014 and will vest on each anniversary date thereafter.
(5)	Options awarded with time-based besting criteria established by the Compensation Committee and described in Compensation Discussion and Analysis above.
(6)	100% of the stock option will vest on the first date on or prior to June 30, 2014 when the first of the following conditions would have been met based on a single Phase 2 clinical trial of the product candidate Z160: (i) the efficacy of Z160 compared to placebo is superior on the primary efficacy endpoint in a Phase 2 clinical trial in a statistically significant manner and (ii) the adverse event profile of Z160 is acceptable for further clinical development. The performance-based vesting criteria of these options were not met, and these stock options will be cancelled on July 1, 2014.
(7)	Mr. Cole resigned as Executive Vice President, Corporate Development and General Counsel, effective March 5, 2014. All unvested stock options were forfeited and cancelled as of the date of his resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested restricted stock unit awards outstanding on December 31, 2013, the last day of our fiscal year, to each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mark H.N. Corrigan President and Chief Executive Officer	—	—		—	—	72,916	80,937
	234,374	15,625	(2)	5.70	01/15/20	—	—
	34,375	15,624	(3)	15.90	02/08/21	—	—
	65,625	84,374	(4)	6.78	01/25/22	—	—
	0	83,333	(5)	4.56	01/03/23	—	—
	0	166,666	(6)	4.56	01/03/23	—	—

Justin A. Renz Executive Vice President, Chief Financial Officer & Treasurer	7,291	—		6.42	09/25/16	—	—
	793	—		6.42	01/17/17	—	—
	5,127	—		6.42	01/15/18	—	—
	2,563	—		6.42	07/15/18	—	—
	5,000	—		2.46	03/02/19	—	—
	54,688	3,645	(2)	5.70	01/15/20	—	—
	11,459	5,207	(3)	15.90	02/08/21	—	—
	30,989	39,843	(4)	6.78	01/25/22	—	—
	—	46,666	(5)	4.56	01/03/23	—	—
	—	46,666	(6)	4.56	01/03/23	—	—

Jason F. Cole(7) Former Executive Vice President, Corporate Development and General Counsel	837	—		6.42	01/17/17	—	—
	325	—		6.42	07/11/17	—	—
	5,469	—		6.42	01/15/18	—	—
	3,966	—		6.42	07/15/18	—	—
	36,460	3,645	(2)	5.70	01/15/20	—	—
	11,459	5,207	(3)	15.90	02/08/21	—	—
	25,522	32,811	(4)	6.78	01/25/22	—	—
	—	46,666	(5)	4.56	01/03/23	—	—
	—	46,666	(6)	4.56	01/03/23	—	—

(1)	The market value of the restricted stock unit awards is determined by multiplying the number of shares by $1.11, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2013, the last trading day of 2013.
(2)	The options vested with respect to 25% of the shares on January 15, 2011, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(3)	The options vested with respect to 25% of the shares on February 8, 2012, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(4)	The options vested with respect to 25% of the shares on January 25, 2013, with the remainder vesting in increments of 6.25% at the end of each three-month period thereafter.
(5)	The options vested with respect to 33% of the shares on January 3, 2014, with the remainder vesting in increments of 8.33% at the end of each three-month period thereafter.
(6)	Options awarded with performance-based vesting criteria are established by the Compensation Committee and described in Compensation Discussion and Analysis above.
(7)	Mr. Cole resigned as Executive Vice President, Corporate Development and General Counsel, effective March 5, 2014.

Option Exercises and Stock Vested

The following table shows the number of shares acquired upon exercise of stock options and the number of shares that vested under restricted stock and restricted stock unit awards held by each named executive officer during the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of shares acquired on Exercise(#)	Value realized on exercise($)	Number of shares acquired on vesting(#)	Value realized on vesting($)
Mark H.N. Corrigan	—	—	31,250	$138,750	(1)
Justin A. Renz	—	—	—	—
Jason F. Cole(2)	—	—	—	—

(1)	Value realized on vesting of restricted stock awards does not represent proceeds from the sale of the vested common stock, but is determined by multiplying the number of shares that vested on January 15, 2013 by $4.44, the closing price of our common stock on the Nasdaq Capital Market on January 15, 2013.
(2)	Mr. Cole resigned as Executive Vice President, Corporate Development and General Counsel, effective March 5, 2014.

Employment Agreements and Severance and Change in Control Arrangements

Each of our current named executive officers is party to a written employment arrangement with the Company. Our original employment agreements with Mr. Renz and Mr. Cole were approved by our Board of Directors or Compensation Committee and were entered into in 2006 soon after our initial public offering in November of 2005, and were substantively amended as part of the Company’s 2008 retention program. Dr. Corrigan’s employment agreement was entered into in early 2010 following the merger with Neuromed and his appointment as the Company’s President and

Chief Executive Officer. As a result, the specific termination, severance, change-in-control and other terms of our employment agreements with our named executive officers vary in a number of ways. The terms of these agreements resulted primarily from the need to attract the particular executive to work for the Company or to retain the particular executive over the course of employment with Zalicus as the company underwent changes in size and scope, or its business needs changed.

Our Board of Directors and the Compensation Committee determined that employment agreements with key executive officers are necessary and desirable to accomplish a variety of objectives. Each of the currently effective employment agreements with our named executive officers has a provision providing for certain severance benefits in the event of the termination of the executive officer’s employment by Zalicus without cause, or by the executive officer with good reason (both as defined in such agreements), and in some cases a provision providing for the acceleration of the named executive officer’s then unvested options and restricted stock units in the event of termination without cause or by the executive officer with good reason. The currently effective employment agreements also contain change of control benefits that are structured on a “double-trigger” basis, meaning that before an executive officer can receive a change of control payment: (1) a change of control (as defined in the applicable agreement) must occur and (2) within a specified period of such change of control, the executive officer’s employment must be terminated without cause or the officer must resign from employment for good reason. These provisions were included to motivate the executive officers to act in the best interests of the stockholders by removing the distraction of post-change of control uncertainties faced by the executive officers with regard to continued employment and compensation. These severance and acceleration provisions are described below in the summaries of each named executive officer’s employment agreement. The consummation of the Epirus Merger would constitute a change of control of the Company.

The Compensation Committee, as plan administrator of the 2000 stock option plan and the amended and restated 2004 incentive plan, has the authority to provide for accelerated vesting of the shares of common stock subject to outstanding options or restricted stock units held by Zalicus’ named executive officers and any other person in connection with certain changes in control of Zalicus.

The employment agreements with the named executive officers currently employed by Zalicus are summarized below and certain estimates of these termination and change of control benefits are provided in “Estimated Payments and Benefits Upon Termination or Change of Control” below. Mr. Cole, the Company’s former Executive Vice President, Corporate Development and General Counsel, and a named officer for the fiscal year 2013, resigned from Zalicus, effective March 5, 2014. Mr. Cole’s offer letter agreement is summarized in the section “Estimated payments and Benefits Upon Termination or Change in Control”.

Dr. Mark H.N. Corrigan—Dr. Corrigan is employed as the President and Chief Executive Officer of Zalicus pursuant to an employment agreement. Under his employment agreement, Dr. Corrigan received an initial annual base salary of $450,000. In addition, Dr. Corrigan is eligible for cash incentive compensation at an annual target rate of up to 55% of his base compensation, at the discretion of the Compensation Committee. If Zalicus terminates Dr. Corrigan’s employment without cause, or Dr. Corrigan terminates his employment for good reason, both as defined in the agreement, Dr. Corrigan is entitled to receive a lump-sum payment equal to two times his annual base salary and will be permitted to continue to participate in the Zalicus’ medical and dental benefit plans for a period of 24 months following the date of termination, at Zalicus’ expense. Upon a change in control of Zalicus, if Zalicus terminates Dr. Corrigan’s employment without cause, or Dr. Corrigan terminates his employment for good reason, within 24 months of the change in control, Dr. Corrigan is entitled to the following: (i) all unvested stock options and other stock-based awards held by Dr. Corrigan as of that date will become fully vested and exercisable; (ii) a lump sum payment equal to two times his annual base salary, and (iii) continued participation in the medical and dental benefit plans for a period of 24 months following the date of termination, at Zalicus’ expense. Receipt of any benefits by Dr. Corrigan upon termination will be conditioned upon Dr. Corrigan executing a general release of all claims in a form provided by Zalicus. Dr. Corrigan’s employment agreement contains a 12-month non-competition and non-solicitation provision.

Justin A. Renz—Mr. Renz is employed as Executive Vice President, Chief Financial Officer and Treasurer of Zalicus pursuant to an employment agreement, as amended. Under the agreement, Mr. Renz is eligible for cash incentive compensation at an annual target rate of up to 40% of his base compensation, at the discretion of the

Company. Either Mr. Renz or Zalicus may terminate his employment for any reason. If Zalicus terminates Mr. Renz’s employment without cause or if Mr. Renz terminates his employment for good reason, both as defined in the agreement, he will be entitled to a lump sum payment equal to 18 months of his then current base salary, 18 months of the premium cost of participation in Zalicus’ medical and dental plans, subject to applicable law and plan terms, and accelerated vesting of 100% of the stock options which remain unvested on the date of termination, in each case subject to the execution of a release of claims. In the event Zalicus terminates Mr. Renz without cause or Mr. Renz terminates for good reason following a change of control, Mr. Renz would be entitled to the same severance benefits provided above. Mr. Renz’s employment agreement contains a 6-month non-competition provision.

Estimated Payments and Benefits Upon Termination or Change of Control

The amount of compensation and benefits payable to each named executive officer in various termination and change in control situations has been estimated in the tables below. The value of the option and restricted stock unit vesting acceleration was calculated for each of the tables below based on the assumption that the change in control and the executive’s employment termination occurred on December 31, 2013. The closing price of the Company’s stock on the Nasdaq Capital Market as of December 31, 2013, the last trading day of 2013, was $1.11, which was used as the value of the Company’s stock in the change in control. The value of the option vesting acceleration was calculated by multiplying the number of unvested option shares subject to vesting acceleration as of December 31, 2013 by the difference between the closing price of the Company’s stock as of December 30, 2012 and the exercise price for such unvested option shares. The value of the restricted stock unit vesting acceleration was calculated by multiplying the number of unvested restricted stock units subject to vesting acceleration as of December 31, 2013 by the closing price of the Company’s stock as of December 30, 2013. Mr. Cole resigned from the Company effective March 5, 2014. Pursuant to the terms of his offer letter agreement, Mr. Cole received his base salary through the date of termination, as well as accrued vacation earnings.

Dr. Mark H.N. Corrigan

The following table describes the potential payments and benefits upon employment termination for Mark H. N. Corrigan, the Company’s President and Chief Executive Officer, as if his employment terminated as of December 31, 2013, the last business day of our last fiscal year.

Executive Benefits and Payments upon Termination	Voluntary Resignation not for Good Reason		Voluntary Resignation for Good Reason		Termination by Company not for Cause		Termination by Company for Cause	Termination by Company without Cause or Voluntary Resignation for Good Reason in Connection with or Following Change in Control
Compensation:
Base salary	$41,667	(1)	$1,000,000	(2)	$1,000,000	(2)	$—	$1,000,000	(2)
Cash incentive bonus	$275,000	(3)	$275,000	(3)	$275,000	(3)	$—	$275,000	(3)
Stock options unvested and accelerated	$—		$—		$—		$—	$—	(4)
Restricted stock units unvested and accelerated	$—		$—		$—		$—	$80,937	(5)

Benefits and perquisites:
Health care continuation(6)	—		$50,962		$50,962		$—	$50,962
Accrued vacation pay(7)	$—		$—		$—		$—	$—

Total	$316,667		$1,325,962		$1,325,962		$—	$1,325,962

(1)	Salary for required 30 days’ prior written notice of resignation, termination date may be accelerated by the Company.
(2)	Two times base salary prior to the termination, payable in a lump sum.
(3)	Target bonus for 2013, assuming bonus compensation is fully earned and unpaid.
(4)	Acceleration of 100% of Dr. Corrigan’s then unvested options.
(5)	Acceleration of 100% of Dr. Corrigan’s then unvested restricted stock units.
(6)	Payment of the COBRA health and dental insurance premiums for Dr. Corrigan and his dependents for up to 24 months.
(7)	No vacation days were available to Dr. Corrigan at December 31, 2013.

Justin A. Renz

The following table describes the potential payments and benefits upon employment termination for Justin A. Renz, the Company’s Executive Vice President and Chief Financial Officer, as if his employment terminated as of December 31, 2013, the last business day of our last fiscal year.

Executive Benefits and Payments upon Termination	Voluntary Resignation not for Good Reason	Voluntary Resignation for Good Reason		Termination by Company not for Cause		Termination by Company for Cause	Termination by Company without Cause or Voluntary Resignation for Good Reason in Connection with or Following Change in Control
Compensation:
Base salary	$—	$503,661	(1)	$503,661	(1)	$—	$503,661	(1)
Stock options unvested and accelerated	$—	$—	(2)	$—	(2)	$—	$—	(2)

Benefits and perquisites:
Health care continuation(3)	$—	$22,836		$22,836		$—	$22,836
Accrued vacation pay(4)	$—	$—		$—		$—	$—

Total	$—	$526,497		$526,497		$—	$526,497

(1)	18 months base salary prior to the termination, payable in a lump sum, as provided in the amendment to Mr. Renz’s employment agreement dated January 4, 2013.
(2)	Acceleration of 100% of Mr. Renz’s then unvested options.
(3)	Payment of the COBRA health and dental insurance premiums for Mr. Renz and his dependents for up to 18 months.
(4)	No vacation days were available to Mr. Renz at December 31, 2013.

DIRECTOR COMPENSATION

Director Compensation Table

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash($)	Option Awards ($)(1)(2)	Total ($)
Sally Crawford	47,000	7,118	54,118
Todd Foley(3)	16,528	—	16,528
Frank Haydu	60,000	7,118	67,118
William Hunter	42,000	7,118	49,118
Michael Kauffman	37,917	7,118	45,035
W. James O’Shea	40,000	7,118	47,118

(1)	Amount reflects the aggregate grant date fair value of the director’s stock option awards, calculated in accordance with FASB ASC Topic 718. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the FASB ASC Topic 718 amounts will ever be realized by the director. See note 12 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 14, 2014 for a discussion of assumptions made by the Company in determining the grant date fair value of our equity awards for the fiscal year ended December 31, 2013.
(2)	The aggregate number of stock option awards outstanding as of December 31, 2013 for the members of the Board of Directors was: Ms. Crawford—18,749, Mr. Haydu—23,510, Dr. Hunter—12,500, Dr. Kauffman—20,475, and Mr. O’Shea—18,749.
(3)	Mr. Foley ceased serving as a member of the Board of Directors on June 6, 2013.

Non-Employee Director Compensation Policy

On June 3, 2010, based on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors adopted a new non-employee director compensation policy, or the 2010 director compensation policy, which was effective beginning July 1, 2010. Under the terms of the 2010 director compensation policy, non-employee directors each receives an annual cash retainer in the amount of $30,000, payable quarterly, for their service as directors. Each non-employee director also receives an annual cash retainer of $5,000, payable quarterly, for each standing committee of the Board of Directors they serve on. The chairperson of the Board of Directors receives an additional $7,500 for his service, the chairperson of the Audit Committee receives an additional $12,500 per year for his service, and the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee each receives $7,000 per year for his or her service.

Under the terms of the 2010 director compensation policy, non-employee directors are also entitled to receive an annual grant of options under our Amended and Restated 2004 Incentive Plan to purchase 2,500 shares of our common stock for service at and after the Annual Meeting of Stockholders, which, among other terms, expire ten years after the date of grant and become fully exercisable on the first anniversary of the date of grant. Under the terms of the 2010 director compensation policy, newly appointed or elected non-employee directors will be entitled to a stock option grant to purchase 30,000 shares of our common stock. Options granted upon initial appointment or election to the Board of Directors vest over four years, with 25% vesting on the first anniversary of the grant and 6.25% quarterly thereafter. The exercise price of all options granted to non-employee directors may not be less than 100% of the fair market value of our common stock on the date of the grant. On June 6, 2013, in accordance with the 2010 director compensation policy, each non-employee director of Zalicus was granted options to purchase 2,500 shares of common stock, with an exercise price of $3.48 per share.

Under the terms of the 2010 director compensation policy, Zalicus also reimburses members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Directors who are also Zalicus employees receive no additional compensation for serving as directors.

Indemnification Agreements

Zalicus has entered into indemnification agreements with each of its current directors to give such directors additional contractual assurances regarding the scope of the indemnification set forth in our certificate of incorporation and By-Laws and to provide additional procedural protections.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Zalicus has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. Based upon that review and discussion, the Compensation Committee has recommended to the Board of Directors that information set forth above under the heading “Compensation Discussion and Analysis” be included in this Proxy Statement and be incorporated by reference into our annual report on Form 10-K for the year ended December 31, 2013.

COMPENSATION COMMITTEE:

Sally Crawford
Michael Kauffman
W. James O’Shea

The foregoing Compensation Committee report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this Compensation Committee report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount of common stock of Zalicus beneficially owned, directly or indirectly, as of April 22, 2014, by (i) each current director of Zalicus, (ii) each named executive officer of Zalicus, (iii) all directors and executive officers of Zalicus as a group, and (iv) each person who is known to Zalicus to beneficially own more than five percent (5%) of the outstanding shares of common stock of Zalicus, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted. Unless otherwise indicated, the address for each person listed below is c/o Zalicus Inc., 245 First Street, Third Floor, Cambridge, Massachusetts 02142.

Beneficial ownership is determined by the rules of the Securities and Exchange Commission and includes voting or investment power of the securities. As of April 22, 2014, Zalicus had 26,108,910 shares of common stock outstanding. Shares of common stock subject to options, restricted stock units or other rights to purchase which are now exercisable or are exercisable within 60 days after April 22, 2014 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
-
Directors and Named Executive Officers
Mark H.N. Corrigan(1)	496,512	1.9%

Justin Renz(2)	151,081	*

Jason Cole(3)	110,453	*

Sally Crawford(4)	18,749	*

Todd Foley(5)	0	*

Frank Haydu(6)	23,510	*

William Hunter(7)	30,837	*

Michael Kauffman(8)	20,475	*

W. James O’Shea(9)	18,749	*

All current named executive officers and directors as a group (9 persons)(10)	870,366	3.3%

*	Represents holdings of less than 1%
(1)	Consists of 86,791 shares of common stock and 409,721 shares of common stock underlying options exercisable within 60 days of April 22, 2014

(2)	Consists of 151,081 shares of common stock underlying options exercisable within 60 days of April 22, 2014.
(3)	Consists of 2,529 shares of common stock and 107,924 shares of common stock underlying options exercisable within 60 days of April 22, 2014. Mr. Cole resigned as Executive Vice President, Corporate Development and General Counsel, effective March 5, 2014.
(4)	Consists of 18,749 shares of common stock underlying options exercisable within 60 days of April 22, 2014.
(5)	Mr. Foley ceased serving as a member of the Board of Directors on June 6, 2013.
(6)	Consists of 23,510 shares of common stock underlying options exercisable within 60 days of April 22, 2014.
(7)	Consists of 18,337 shares of common stock and 12,500 shares of common stock underlying options exercisable within 60 days of April 22, 2014
(8)	Consists of 20,475 shares of common stock underlying options exercisable within 60 days of April 22, 2014.
(9)	Consists of 18,749 shares of common stock underlying options exercisable within 60 days of April 22, 2014.
(10)	See footnotes 1-9 above.

The tabular disclosure of our Securities Authorized For Issuance Under Equity Compensation Plans can be found in Item 5 of our Annual Report on Form 10-K filed on March 14, 2014, which table is hereby incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions and Director Independence

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

In April 2007, the Board of Directors adopted a written policy of procedures for the review, approval and ratification of transactions involving Zalicus and “related persons” (directors and executive officers or their immediate family members, or stockholders beneficially owning more than five percent of the common stock). The policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant, in which the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Audit Committee, or if time is of the essence, the Chair of the Audit Committee. If a director is involved in the transaction, he or she may not participate in any review, approval or ratification of such transaction. Related person transactions are approved by the Audit Committee only if, based on all of the facts and circumstances, they are in, or not inconsistent with, the best interests of the Company and our stockholders, as the Committee determines in good faith. The Audit Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may also impose such conditions as it deems necessary and appropriate on the Company or the related person in connection with the transaction. In the case of a transaction presented to the Audit Committee for ratification, the Audit Committee may ratify the transaction or determine whether rescission of the transaction is appropriate.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2013, Zalicus has not engaged in any related party transactions.

Item 14.	Principal Accounting Fees and Services

The firm of Ernst & Young LLP, independent auditors, has been selected by the Audit Committee as auditors for Zalicus for the fiscal year ending December 31, 2014. Ernst & Young LLP acted as independent auditors for Zalicus for the year ended December 31, 2013. The Audit Committee, or a designated member thereof, pre-approves each audit and non-audit service rendered by Ernst & Young LLP to Zalicus pursuant to the Zalicus Audit and Non-Audit Pre-Approval Policy.

The following table shows information about fees billed to Zalicus by Ernst & Young LLP for the fiscal years ended December 31, 2013 and December 31, 2012. All audit-fees for services provided by Ernst & Young LLP to the Company for the fiscal year ended December 31, 2013 were pre-approved by the Audit Committee.

	Fiscal Year 2013	Fiscal Year 2012

Audit fees(1)	$293,000	$352,977

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total fees	$293,000	$352,977

(1)	Audit Fees in 2013 consist of fees for professional services associated with the annual consolidated financial statements audit. Audit fees in 2012 include fees of $74,977 in connection with the Company’s at -the-market equity offering and other financing transactions, including comfort letters, consultations and consents and the filing of a Registration Statement on Form S-3 on August 24, 2012.

AUDIT COMMITTEE REPORT(1)

The Audit Committee has reviewed the Zalicus audited financial statements for the fiscal year ended December 31, 2013 and has discussed these statements with management and Ernst & Young LLP, the Company’s independent registered public accounting firm. Zalicus management is responsible for the preparation of the company’s financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. Ernst & Young LLP is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls.

The Audit Committee also received from, and discussed with, Ernst & Young LLP the written disclosures and other communications that the Company’s independent registered public accounting firm is required to provide to the Audit Committee, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication with Audit Committees), as adopted by the Public Company Accounting Oversight Board, or PCAOB, in Rule 3200T, which we refer to as SAS 61. SAS 61 (as codified in AU Section 380 of the Codification of Statements on Auditing Standards) requires our independent registered public accounting firm to discuss with the Audit Committee, among other things, the following:

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

Ernst & Young LLP also provided the Audit Committee with the written disclosures and the letter required by Rule 3526 of the PCAOB. PCAOB Rule 3526 requires independent registered public accounting firms annually to disclose in writing all relationships that in their professional opinion may reasonably be thought to bear on independence, to confirm their perceived independence and engage in a discussion of independence. The Audit Committee has reviewed this disclosure and has discussed with Ernst & Young their independence from Zalicus.

Based on its discussions with management and our independent registered public accounting firm, and its review of the representations and information provided by management and our independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Zalicus Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the Securities and Exchange Commission.

Respectfully submitted by the

Audit Committee,

Frank Haydu, Chairperson

Michael Kauffman
W. James O’Shea

(1)	This Section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Zalicus under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALICUS, INCORPORATED

By:	/s/ MARK H.N. CORRIGAN
Mark H.N. Corrigan
President and Chief Executive Officer

Date: April 30, 2014