Form 10-Q
period 2014-03-31
Zalicus Inc.
filed 2014-05-09
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2014: 26,108,910 shares

ZALICUS INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements with respect to Zalicus Inc. (“Zalicus”) and its subsidiaries (“we”, “our” or “us”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q include, without limitation, statements regarding our future expectations; any statements concerning pre-clinical and product candidate research, development and commercialization plans and timelines and related regulatory matters;; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product candidate research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates; any statements regarding our plans for the outlicensing of our clinical or pre-clinical product candidates and our seeking of collaborations or other strategic transactions; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this quarterly report on Form 10-Q.

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

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,044	$17,958
Restricted cash	50	50
Accounts receivable	584	2,511
Prepaid expenses and other current assets	511	223

Total current assets	12,189	20,742
Property and equipment, net	2,132	2,363
Intangible asset, net	—	7,200
Restricted cash and other assets	1,800	1,801

Total assets	$16,121	$32,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,472	$2,237
Accrued expenses and other current liabilities	1,300	3,339
Deferred revenue	1,617	2,392
Current portion of term loan payable	—	6,640
Current portion of lease incentive obligation	284	284

Total current liabilities	4,673	14,892
Term loan payable, net of current portion	0	2,132
Deferred rent, net of current portion	272	309
Lease incentive obligation, net of current portion	520	591

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 26,109 and 26,090 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	394,060	393,796
Accumulated deficit	(383,430)	(379,640)

Stockholders’ equity	10,656	14,182

Total liabilities and stockholders’ equity	$16,121	$32,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
cHTS services and other collaborations	$1,603	$2,242
Royalties	—	1,432

Total revenue	1,603	3,674

Operating expenses:
Research and development	3,081	7,079
General and administrative	2,010	2,042
Amortization of intangible	—	2,181

Total operating expenses	5,091	11,302

Loss from operations	(3,488)	(7,628)
Interest income	1	23
Interest expense	(85)	(440)
Loss on early extinguishment of debt	(217)	—
Other expense	(1)	(2)

Net loss	$(3,790)	$(8,047)

Net loss per share—basic and diluted	$(0.15)	$(0.38)

Weighted average number of common shares used in net loss per share calculation – basic and diluted	26,106,731	21,204,220

Comprehensive loss	$(3,790)	$(8,053)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three Months Ended March 31.
	2014	2013
Operating activities
Net loss	$(3,790)	$(8,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231	2,516
Loss on extinguishment of term loan	67	—
Noncash interest expense	9	53
Noncash rent expense	(71)	(71)
Stock-based compensation expense	305	531
Foreign exchange gain	—	(3)
Decrease in deferred rent	(37)	(37)
Changes in assets and liabilities:
Decrease in accounts receivable	1,927	513
Increase in prepaid expenses and other assets	(286)	(139)
Decrease in accounts payable	(765)	(1,835)
Decrease in accrued restructuring	—	(34)
Decrease in accrued expenses and other long-term liabilities	(2,039)	(1,302)
Decrease in deferred revenue	(775)	(860)

Net cash used in operating activities	(5,224)	(8,715)

Investing activities
Proceeds from sale of intangible asset	7,200	—
Purchases of property and equipment	—	(12)
Purchases of short-term investments	—	(7,976)
Sales and maturities of short-term investments	—	16,958

Net cash provided by investing activities	7,200	8,970

Financing activities
Repayment of term loan	(8,848)	(1,562)
Repurchases of common stock	(41)	—

Net cash used in financing activities	(8,889)	(1,562)

Effect of exchange rate changes on cash and cash equivalents	(1)	(3)

Net decrease in cash and cash equivalents	(6,914)	(1,310)
Cash and cash equivalents at beginning of the period	17,958	4,531

Cash and cash equivalents at end of the period	$11,044	$3,221

Cash paid for interest	$148	$385

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zalicus Inc. (“Zalicus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014.

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

2. Significant Accounting Policies

In the three months ended March 31, 2014, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

Unrecognized Tax Benefits

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 amended existing guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Because the guidance relates only to the presentation of unrecognized tax benefits, the adoption had no material effect on the Company’s results of operations or financial position.

3. Intangible Asset

The intangible asset relates to rights to receive milestone payments and royalties from Mallinckrodt Inc. for the commercial rights to Exalgo that were acquired as part of the merger with Neuromed Pharmaceuticals Ltd., or Neuromed. The intangible asset was initially recorded on December 21, 2009 at a value of $45,943 with an ongoing useful life of five years, representing the remaining patent life of Exalgo.

On January 31, 2014, Zalicus’s subsidiary Zalicus Pharmaceuticals Ltd., or Zalicus Canada, and Mallinckrodt Medical Imaging – Ireland, an affiliate of Mallinckrodt plc, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) relating to the asset purchase agreement, dated as of June 11, 2009, between Zalicus and Mallinckrodt Inc. (collectively with Mallinckrodt Medical Imaging – Ireland and Mallinckrodt plc, “Mallinckrodt”), as amended (the “Asset Purchase Agreement”). Under the terms of the Royalty Purchase Agreement, in exchange for the payment of $7,200 from Mallinckrodt to the Company on January 31, 2014, the Company terminated any further rights it has to the payment of royalties on net sales of Exalgo by Mallinckrodt for any period subsequent to December 31, 2013.

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

The Company recorded the sale of the intangible asset for proceeds of $7,200, with no gain or loss, in the three months ended March 31, 2014.

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Accrued clinical trial costs	$117	$803
Accrued payroll and related benefits	215	656
Accrued professional fees	538	290
Accrued research collaboration expense	—	1,015
Accrued other expenses	430	575

	$1,300	$3,339

5. Term Loan Payable

On January 31, 2014, the Company prepaid its outstanding indebtedness of $8,647 to Oxford Finance Corporation (the “Lender”) under the loan and security agreement (the “Loan and Security Agreement”). The proceeds from the Royalty Purchase Agreement of $7,200, along with the royalty payment of approximately $2,006 from Mallinckrodt for royalties earned on net sales of Exalgo for the quarter ended December 31, 2013, were sufficient to prepay the remaining balance of $8,647, including accrued interest and a final payment fee of $300, under the Loan and Security Agreement. As a result, the Loan and Security Agreement was terminated effective January 31, 2014, and the Lender has released all security interests in the Company’s tangible and intangible property. The Company recorded a loss on extinguishment of $217 in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014.

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2014 and 2013, as they would be anti-dilutive.

	As of March 31,
	2014	2013
Options outstanding	1,774,270	1,798,624
Unvested restricted stock units	527,777	72,916
Warrants outstanding	68,600	68,600

7. Stock-Based Compensation

The Company recognized, for the three months ended March 31, 2014 and 2013, stock-based compensation expense of approximately $305 and $531, in connection with its stock-based payment awards.

Stock Options

A summary of the status of the Company’s stock option plans at March 31, 2014 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,681,325	$7.63
Granted	250,000	1.47
Exercised	—	—
Cancelled	(157,055)	6.52

Outstanding at March 31, 2014	1,774,270	$6.86	6.87	—

Vested or expected to vest at March 31, 2014	1,510,376	$7.29	6.53	—

Exercisable at March 31, 2014	959,468	$9.01	5.16	—

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. As of March 31, 2014, there was $1,607 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.13 years.

The table above includes 238,332 stock options issued on January 3, 2013 with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. In November 2013, the Company concluded the vesting criteria would not be achieved with respect to these outstanding performance-based options, as confirmed by the Compensation Committee of the Board of Directors, such that the options would expire July 1, 2014. Accordingly, for the three months ended March 31, 2014, the Company did not recognize any expense related to these stock options.

During the three months ended March 31, 2014 and 2013, respectively, the weighted-average assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2014	2013
Volatility factor	122.60%	106.46%
Risk-free interest rate	2.02%	1.01%
Dividend yield	—	—
Expected term (in years)	6.0	6.0

Restricted Stock

A summary of the status of non-vested restricted stock units (RSUs) as of March 31, 2014 and changes during the three months then ended is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2013	72,916	$5.05
Granted	500,000	1.47
Vested	(45,139)	5.34
Cancelled	—	—

Nonvested at March 31, 2014	527,777	$1.63	2.81	$644

As of March 31, 2014, there was $756 of total unrecognized stock-based compensation expense related to non-vested RSUs. The expense is expected to be recognized over a weighted-average period of 2.81 years.

During February 2014, the Company issued 500,000 RSUs to certain employees, which vest with respect to one third (1/3) of the RSUs on the first anniversary of the grant date and an additional one third (1/3) on each anniversary thereafter until the third anniversary of the grant date. In the event of a change of control, as defined in the agreements, 50% of the unvested portion of the RSUs shall immediately vest. In the event of the employee’s termination of employment within 12 months following a change of control without cause or for good reason, each as defined in the agreements, any then unvested RSUs shall immediately vest.

8. Subsequent Event

Agreement and Plan of Merger and Related Litigation

On April 15, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Epirus Biopharmaceuticals, Inc., a privately held biopharmaceutical company (“Epirus”) and BRunning, Inc., a wholly owned subsidiary of Zalicus (“Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into Epirus (the “Merger”) at the effective time of the Merger, with Epirus continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Zalicus. On May 7, 2014, the Company and Epirus entered into Amendment No. 1 to the Merger Agreement (the “Amendment” and together with the Agreement, collectively, the “Merger Agreement”).

Subject to the terms and conditions of the Merger Agreement, the percentage of the combined company that Zalicus stockholders will own following the closing of the Merger is subject to adjustment based on the level of Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger. On a pro forma basis, based upon the number of shares of Zalicus common stock to be issued in the Merger, following the closing of the Merger (i) current Zalicus stockholders will own approximately 19% of the combined company and current Epirus equityholders will own approximately 81% of the combined company if Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger is equal to or in excess of $12,000, (ii) current Zalicus stockholders will own approximately 17% of the combined company and current Epirus equityholders will own approximately 83% of the combined company if Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger is in excess of $9,000 but less than $12,000, and (iii) current Zalicus stockholders will own approximately 14% of the combined company and current Epirus equityholders will own approximately 86% of the combined company if Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger is equal to or less than $9,000. Zalicus is exploring different alternatives to increase its level of net cash.

The Merger Agreement contains a customary “no-shop” provision pursuant to which neither Zalicus nor Epirus is permitted to (i) solicit any alternative acquisition proposals, (ii) participate in any negotiations or discussions with any person relating to any alternative acquisition proposal, (iii) waive, terminate or release any person from a “standstill” or similar agreement, (iv) approve, endorse or recommend any alternative acquisition proposal, or (iv) enter into any agreement relating to any alternative acquisition proposal. The “no-shop” provision is subject to certain exceptions that permit the board of directors of each of Zalicus and Epirus to comply with its fiduciary duties, which, under certain circumstances, would enable either Zalicus or Epirus to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement provides each of Zalicus and Epirus with specified termination rights. If the Merger Agreement is terminated to accept a superior acquisition proposal or under other circumstances specified in the Merger Agreement, Zalicus will be required to pay to Epirus a termination fee of $1,100 or Epirus will be required to pay to Zalicus a termination fee of $2,500, as the case may be.

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of the combined company will consist of one former director of Zalicus, five former directors of Epirus, and two directors to be designated by Epirus (subject to the reasonable consent of Zalicus) following the completion of a mutually agreeable director search and selection process, provided that such persons shall be named at least seven days prior to the mailing of the proxy statement to the stockholders of Zalicus. In connection with the Merger, Zalicus will seek the approval of its stockholders to amend its certificate of incorporation to: (i) effect a reverse split of Zalicus common stock at a ratio mutually agreed to by Zalicus and Epirus, which is intended to ensure that the listing requirements of the Nasdaq Capital Market are satisfied, and (ii) increase the number of authorized shares of Zalicus common stock from 200 million shares to 300 million shares and change the name of Zalicus to “EPIRUS Biopharmaceuticals, Inc.”, subject to the consummation of the Merger. In addition, Zalicus will seek to amend its Amended and Restated 2004 Incentive Plan to increase the number of shares available for issuance by 3 million shares after giving effect to the reverse stock split described above.

Zalicus’s and Epirus’s obligations to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of the stockholders of Zalicus and Epirus, including the approval of the issuance of the shares of common stock of Zalicus to be issued in connection with the Merger and the charter amendments by the stockholders of Zalicus, Zalicus having a minimum level of cash of $3,000 as of a certain determination date prior to the effective time of the Merger, and the effectiveness of a registration statement on Form S-4 relating to the shares of Zalicus common stock to be issued to Epirus stockholders pursuant to the Merger Agreement.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K, dated and filed on April 16, 2014, and is incorporated in this report by reference. The Merger Agreement has been incorporated to provide information regarding its terms. It is not intended to provide any other factual information about us, Epirus or the Merger Subsidiary.

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against Zalicus, BRunning, Inc., the members of Zalicus’ board of directors and Epirus. These actions are: Paul Patrick Laky v. Zalicus Inc., et al., Civ. A. No. 14-1380; Michael Ma v. Zalicus Inc., et al., Civ. A. No. 14-1381; Harrypersaud v. Zalicus Inc., et al., Civ. A. No. 14-1455 (collectively, the “Massachusetts Actions”). The Massachusetts Actions allege that the Zalicus board breached its fiduciary duties, and that Epirus, Zalicus and BRunning aided and abetted the purported breaches, in connection with the proposed merger. The Massachusetts Actions seek relief including, among other things, to enjoin defendants from proceeding with the merger, to enjoin defendants from consummating the merger unless additional procedures are implemented, and an award of all costs of the Massachusetts Actions, including reasonable attorneys’ fees and experts’ fees.

On May 1, 2014, another putative class action lawsuit, Harvey Stein v. Zalicus, Inc. et al., Case No. 9602, was filed by a purported stockholder of Zalicus in the Court of Chancery of the State of Delaware against Zalicus, Zalicus’ directors and Epirus (the “Delaware Action”). The Delaware Action alleges that the Zalicus board breached their fiduciary duties, and Epirus and BRunning aided and abetted the purported breaches, in connection with the proposed merger. The Delaware Action seeks relief including, among other things, to preliminary and permanently enjoin the proposed merger, to enjoin consummation of the proposed merger and rescind the merger if consummated (or to award rescissionary damages), and an award of all costs of the Delaware Action, including reasonable attorneys’ fees and experts’ fees.

The defendants deny the allegations in the Massachusetts and Delaware Actions, believe the actions are meritless, and intend to vigorously defend the actions.

As discussed herein, the percentage of the combined company that Zalicus stockholders will own as of the closing of the merger is subject to adjustment at the closing based on the level of Zalicus’ net cash as of a certain determination date prior to closing, as net cash is defined and is to be calculated under the merger agreement. The level of net cash as of that determination date will be reduced by certain specified liabilities, as defined further in the merger agreement, including all out-of-pocket costs in connection with the Massachusetts and Delaware Actions (and any other similar litigation that may be filed), including amounts payable to advisors and attorneys. Thus, the Zalicus parties’ costs in defending the actions insofar as they reduce net cash may reduce the percentage of the combined company that Zalicus stockholders will own as of the closing of the merger.

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

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel for the treatment of pain. This discovery research and preclinical development was conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development. This collaboration expired in February 2014 in accordance with its terms.

Until November 2013, we had also been advancing the development of Z160, a novel, oral N-type calcium channel modulator we were seeking to develop for the treatment of chronic pain. In December 2012 and August 2012, we initiated Phase 2 clinical trials of Z160 for the treatment of neuropathic pain, including, post-herpetic neuralgia, or PHN, a painful neuropathic condition resulting from an outbreak of the herpes zoster virus, otherwise known as shingles, and lumbosacral radiculopathy, or LSR, a common neuropathic back pain condition resulting from the compression or irritation of the nerves exiting the lumbar region of the spine, respectively. Patient enrollment completed for both studies in September 2013. Results from both Phase 2 trials of Z160 were released on November 11, 2013 and Z160 did not meet the primary endpoint in either of these Phase 2 trials. Based on the results of these trials, we have terminated further development of Z160.

We have also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting sodium or T-type calcium channels. This discovery research and preclinical development has been conducted as part of a research collaboration with Hydra a recognized leader in novel ion channel discovery and development, which expired in February 2014.

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

The United States commercial rights to Exalgo® were acquired by Mallinckrodt Inc., or Mallinckrodt, then a subsidiary of Covidien plc, or Covidien, from Neuromed in June 2009 pursuant to an asset purchase agreement to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March 2010, and received tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We recognized $16.0 million in revenue related to these royalties through December 31, 2013. Following the settlement of the Exalgo litigation between Mallinckrodt and Watson Pharmaceuticals, Inc., now Actavis Inc., or Actavis, that became effective in January 2012, Actavis was able to introduce a generic version of the 8, 12 and 16 mg dosage strengths of Exalgo starting on November 15, 2013, subject to FDA approval. In August 2012, the FDA approved the 32 mg dosage strength of Exalgo, which is not subject to Mallinckrodt’s settlement with Actavis and on which our royalties for net sales of Exalgo at such dosage will not be reduced as a result of Mallinckrodt’s settlement with Actavis. In February 2013, Mallinckrodt and Actavis entered into a separate settlement agreement that would allow Actavis to introduce a generic version of the 32mg dosage strength of Exalgo starting on May 15, 2014, subject to FDA approval.

On January 31, 2014, we and Mallinckrodt Medical Imaging—Ireland entered into a royalty purchase agreement relating to the asset purchase agreement (“Royalty Purchase Agreement”). Under the terms of the Royalty Purchase Agreement, in exchange for the payment of $7.2 million from Mallinckrodt to Zalicus on January 31, 2014, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt for any period subsequent to December 31, 2013. As a result, we recorded an impairment charge of $1.7 million related to the Exalgo intangible asset in the year ended December 31, 2013.

As of March 31, 2014, we had an accumulated deficit of $383.4 million. We had a net loss of $3.8 million and $8.0 million for the three months ended March 31, 2014 and 2013, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For each of the three months ended March 31, 2014 and 2013, all of our revenues were from customers located in the United States. As of March 31, 2014, all of our long-lived assets were located in the United States.

Agreement and Plan of Merger

On April 15, 2014, we entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Epirus Biopharmaceuticals, Inc., a privately held biopharmaceutical company (“Epirus”) and BRunning, Inc., a wholly owned subsidiary of Zalicus (“Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into Epirus (the “Merger”) at the effective time of the Merger, with Epirus continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Zalicus. On May 7, 2014, Zalicus and Epirus entered into Amendment No. 1 to the Merger Agreement (the “Amendment” and together with the Agreement, collectively, the “Merger Agreement”).

Subject to the terms and conditions of the Merger Agreement, the percentage of the combined company that Zalicus stockholders will own following the closing of the Merger is subject to adjustment based on the level of Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger. On a pro forma basis, based upon the number of shares of Zalicus common stock to be issued in the Merger, following the closing of the Merger (i) current Zalicus stockholders will own approximately 19% of the combined company and current Epirus equityholder will own approximately 81% of the combined company if Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger is equal to or in excess of $12.0 million, (ii) current Zalicus stockholders will own approximately 17% of the combined company and current Epirus equityholders will own approximately 83% of the combined company if Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger is in excess of $9.0 million but less than $12.0 million, and (iii) current Zalicus stockholders will own approximately 14% of the combined company and current Epirus stockholders will own approximately 86% of the combined company if Zalicus’s net cash as of a certain determination date prior to the effective time of the Merger is equal to or less than $9.0 million. Zalicus is exploring different alternatives to increase its level of net cash. However, based on Zalicus’s current level of net cash and taking into account Zalicus’s projected expenses in connection with the proposed transaction, if the Merger were to close today, the stockholders of Zalicus would own appropriately 14% of the combined company and current Epirus equityholders would own approximately 86% of the combined company. There can be no assurances that any actions taken by Zalicus to attempt to increase its level of net cash between now and closing will be successful or that any such alternatives will be available to Zalicus.

The Merger Agreement contains a customary “no-shop” provision under which neither Zalicus nor Epirus is permitted to (i) solicit any alternative acquisition proposals, (ii) participate in any negotiations or discussions with any person relating to any alternative acquisition proposal, (iii) waive, terminate or release any person from a “standstill” or similar agreement, (iv) approve, endorse or recommend any alternative acquisition proposal, or (iv) enter into any agreement relating to any alternative acquisition proposal. The “no-shop” provision is subject to certain exceptions that permit the board of directors of each of Zalicus and Epirus to comply with its fiduciary duties, which, under certain circumstances, would enable either Zalicus or Epirus to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement provides each of Zalicus and Epirus with specified termination rights. If the Merger Agreement is terminated to accept a superior acquisition proposal or under other circumstances specified in the Merger Agreement, Zalicus will be required to pay to Epirus a termination fee of $1.1 million or Epirus will be required to pay to Zalicus a termination fee of $2.5 million, as the case may be.

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of the combined company will consist of one former director of Zalicus, five former directors of Epirus, and two directors to be designated by Epirus (subject to the reasonable consent of Zalicus) following the completion of a mutually agreeable director search and selection process, provided that such persons shall be named at least seven days prior to the mailing of the proxy statement to the stockholders of Zalicus. In connection with the Merger, Zalicus will seek the approval of its shareholders to amend its certificate of incorporation to: (i) effect a reverse split of Zalicus common stock at a ratio mutually agreed to by Zalicus and Epirus, which is intended to ensure that the listing requirements of the Nasdaq Capital Market are satisfied, and (ii) increase the number of authorized shares of Zalicus common stock from 200 million shares to 300 million shares and change the name of Zalicus to “Epirus Biopharmaceuticals, Inc.”, subject to the consummation of the Merger. In addition, Zalicus will seek to amend its Amended and Restated 2004 Incentive Plan to increase the number of shares available for issuance by 3 million shares after giving effect to the reverse stock split described above.

Zalicus’s and Epirus’s obligations to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approvals of the stockholders of Zalicus and Epirus, including the approval of issuance of the shares of common stock of Zalicus to be issued in connection with the Merger and the charter amendments by the stockholders of Zalicus, Zalicus having a minimum level of cash of $3.0 million as of a certain determination date prior to the effective time of the Merger , and the effectiveness of a registration statement on Form S-4 relating to the shares of Zalicus common stock to be issued to Epirus stockholders pursuant to the Merger Agreement.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 related to intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the three months ended March 31, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2014.

Results of Operations

Comparison of the Three Months ended March 31, 2014 and March 31, 2013

Revenue. For the three months ended March 31, 2014, we recorded $1.6 million of revenue from cHTS services and other collaborations. For the three months ended March 31, 2013, we recorded $3.7 million of revenue from Exalgo royalties and cHTS services and other collaborations, which comprised royalty revenue from Mallinckrodt on net sales of Exalgo of $1.4 million and revenue from our cHTS services and other collaborations of $2.3 million. The decrease in revenue for the three months ended March 31, 2014 was primarily due to a $1.4 million decrease in revenue from Exalgo royalties as a result of the January 2014 Royalty Purchase Agreement entered into with an affiliate of Mallinckrodt, pursuant to which we terminated any further rights we had to the payment of royalties on net sales of Exalgo, and a $0.6 million decrease in revenue from our cHTS services and other collaborations.

Research and Development Expense. Research and development expense for the three months ended March 31, 2014 was $3.1 million compared to $7.1 million for the three months ended March 31, 2013. The $4.0 million decrease was due primarily to $2.8 million decrease in expenses related to the clinical development of Z160 and a $0.9 million decrease in ion channel discovery costs and other clinical programs. The $2.8 million decrease in expenses related to Z160 is due to termination of all development activities related to Z160 in the fourth quarter of 2013. Accordingly, we expect research and development expense to decrease significantly for the year ending December 31, 2014, compared to the year ended December 31, 2013.

The table below summarizes our allocation of research and development expenses to our internal clinical program, Z944, our discontinued clinical program, Z160, our discontinued clinical program, Synavive, our preclinical programs and our drug discovery platforms for the three months ended March 31, 2014 and 2013. Our internal project costing methodology does not allocate all of the personnel and other indirect costs from all of our research and development departments to specific clinical and preclinical programs, and such unallocated costs are further summarized in the table below. Other clinical program costs consist primarily of the personnel and other expenses for our clinical operations department, the majority of which supported the development of our clinical product candidate,

Z944, Z160 and Synavive. Preclinical program costs consist of the personnel and other expenses allocated to our internally funded preclinical programs. cHTS collaboration discovery costs consist of the personnel and other expenses allocated to all of our cHTS services. Ion channel program discovery costs consist of the personnel and other expenses allocated to our ion channel drug discovery programs, including expenses incurred under our collaboration agreement with Hydra prior to its expiration in February 2014, other than the preclinical development costs associated with preclinical product candidates.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Z160	$493	$3,257
Z944	361	410
Exalgo and Synavive	—	59
Other clinical program costs	31	241

Total clinical program costs	885	3,967

Preclinical program costs	—	3
cHTS services and other collaboration discovery costs	687	836
Ion channel program discovery costs	345	948
Unallocated clinical and preclinical program costs	471	448
Infrastructure and support costs	635	790
Noncash employee and non-employee stock-based compensation expense	58	87

Total research and development costs	$3,081	$7,079

General and Administrative. General and administrative expense for the three months ended March 31, 2014 was $2.0 million compared to $2.0 million for the three months ended March 31, 2013. We expect our general and administrative expenses for the remainder of the year ending December 31, 2014 to increase, compared to the year ended December 31, 2013, due to the planned Merger with Epirus Biopharmaceuticals, Inc.

Amortization of Intangible Asset. For the three months ended March 31, 2014 and 2013, we recorded $0 and $2.2 million, respectively, of amortization expense related to the Exalgo intangible asset acquired in the Neuromed Merger. The decrease in amortization expense relates to the sale of our intangible asset in January 2014 pursuant to the Royalty Purchase Agreement. There will be no amortization expense related to the Exalgo intangible asset for the year ended December 31, 2014.

Interest Income. Interest income for each of the three months ended March 31, 2014 and 2013 was less than $0.1 million

Interest Expense. Interest expense for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.4 million, respectively. This interest expense relates to our term loans with Oxford Finance Corporation, or Oxford. We prepaid our outstanding term loans with Oxford in the amount of approximately $8.6 million on January 31, 2014. As such, we expect our interest expense for the remainder of the year ending December 31, 2014 to be $0.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended March 31, 2014 relates to a loss of $0.2 million recognized as a result of the extinguishment of our term loans on January 31, 2014.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of March 31, 2014, we had cash and cash equivalents of approximately $12.9 million, which includes $1.9 million of restricted cash. Our funds are comprised of cash and cash equivalents and as such, we do not believe there is significant risk in our investment portfolio as of March 31, 2014.

On December 22, 2010, we entered into a loan and security agreement with Oxford, pursuant to which we borrowed an aggregate of $20.0 million under three separate term loans from Oxford. Our obligations under the loan and security agreement were secured by a first priority security interest in substantially all of our assets, including those of Zalicus Canada, other than intellectual property.On January 31, 2014, we prepaid our outstanding term loans of approximately $8.6 million, including accrued interest, to Oxford under the loan and security agreement. The proceeds from the January 2014 Royalty Purchase Agreement of $7.2 million, along with the royalty payment of approximately $2.0 million from Mallinckrodt for royalties earned on net sales of Exalgo for the quarter ended December 31, 2013, were sufficient to prepay the remaining obligation of approximately $8.6 million under the loan and security agreement. As a result, the loan and security agreement terminated effective January 31, 2014 and Oxford has released all security interests in our tangible and intangible property. As part of the sale of our Exalgo royalty stream pursuant to the royalty purchase agreement, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt.

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

Cash Flows

Operating Activities. Our operating activities used cash of $5.2 million and $8.7 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the net cash used in operating activities is primarily attributable to a $4.0 million decrease in research and development expense, including a $2.8 million decrease from terminating all development activities related to Z160.

Investing Activities. Our investing activities provided cash of $7.2 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively. The cash provided by investing activities for the three months ended March 31, 2014 is due to the $7.2 million of cash proceeds received from the sale of our Exalgo intangible asset. The cash provided by investing activities for the three months ended March 31, 2013 was primarily due to the timing of purchases and maturities of our short-term investments.

Financing Activities. Our financing activities used cash of $8.9 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The cash used by financing activities for both the three months ended March 31, 2014 and 2013 was primarily related to the repayment of our term loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of March 31, 2014, we had unrestricted cash and cash equivalents of $11.0 million. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada.

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

Risks Relating to the Proposed Merger*

Failure to complete the Merger could adversely affect the price of Zalicus common stock and Zalicus’ future business and operations.*

The Merger is subject to the satisfaction of various closing conditions, including the approval by both Zalicus and Epirus stockholders of various proposals related to the Merger, including the charter amendments, as applicable, and neither Zalicus nor Epirus can guarantee that the Merger will be successfully completed. In the event that the Merger is not consummated for any reason, Zalicus and Epirus will be subject to many risks, including the costs related to the Merger, such as legal, accounting and advisory fees, which must be paid even if the Merger is not completed, and, potentially, the payment of a termination fee by either Zalicus or Epirus under certain circumstances. If the Merger is not consummated, the market price of Zalicus common stock could decline. Zalicus and Epirus also could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Zalicus or Epirus to perform their respective obligations under the Merger Agreement. Finally, if the Merger Agreement is terminated, Zalicus or Epirus may be unable to find another party willing to engage in a similar transaction on terms as favorable as those set forth in the Merger Agreement, or at all. This could limit each company’s ability to pursue its strategic goals in the event the Merger is not consummated.

Lawsuits have been filed and additional lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed transaction.*

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County by purported stockholders of Zalicus. These actions are: Paul Patrick Laky v. Zalicus Inc., et al., Civ. A. No. 14-1380; Michael Ma v. Zalicus Inc., et al., Civ. A. No. 14-1381; and Harrypersaud v. Zalicus Inc., et al., Civ. A. No. 14-1455 (collectively, the “Massachusetts Actions”). The Massachusetts Actions name as defendants Zalicus, Epirus Pharmaceuticals, Inc., the Merger Subsidiary and members of Zalicus’s board of directors. The Massachusetts Actions allege, among other things, that members of Zalicus’s board breached their fiduciary duties, and that Zalicus, Epirus, and the Merger Subsidiary aided and abetted these purported breaches, in connection with the proposed Merger. The Massachusetts Actions seek, among other relief, to enjoin defendants from proceeding with the Merger, to enjoin defendants from consummating the Merger unless additional procedures are implemented, and an award of attorneys’ fees and costs.

On May 1, 2014, a putative class action lawsuit titled Harvey Stein, et al. v. Zalicus, Inc. et al., Case No. 9602, was filed in the Court of Chancery of the State of Delaware by a purported shareholder of Zalicus (the “Delaware Action”). The Delaware Action names as defendants Zalicus, Epirus, and members of Zalicus’s board of directors. The Delaware Action alleges, among other things, that members of Zalicus’s board breached their fiduciary duties by failing to maximize shareholder value, and Epirus aided and abetted the purported breaches, in connection with the proposed Merger. The Delaware Action seeks, among other things, to enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissory damages), and an award of attorneys’ fees and costs.

As a result of the Merger Agreement and the Merger, we may become subject to additional putative class action lawsuits on behalf of shareholders challenging the fairness of the merger consideration or making other claims regarding the merger consideration, the sale process or disclosures relating to the Merger. Such lawsuits may seek to prevent consummation of the Merger or to rescind any such transaction that has occurred.

We intend to vigorously defend against these claims; however, the outcome of all litigation is uncertain and we may not be successful in defending against such claims. Regardless of the outcome of any such lawsuit, it could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially, including as a result of incurring expenses to defend or resolve any such lawsuit.

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

Zalicus commenced operations in March 2000 and has no approved products of its own and has generated no direct product revenue. Zalicus has incurred operating losses since Zalicus’s inception in 2000. As of March 31, 2014, Zalicus had an accumulated deficit of $383.4 million. Our cash and cash equivalents are sufficient to fund operations into the first half of 2015. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

PART II

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
Justin A. Renz
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: May 9, 2014

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated as of June 30, 2009, by and among the Registrant, PawSox, Inc., Neuromed Pharmaceuticals Inc., Neuromed Pharmaceuticals Ltd. and the Stockholder Representative named therein.	8-K	2.1	07/01/2009	000-51171

2.2	Escrow Agreement, dated as of June 30, 2009, by and among the Registrant, Computershare Trust Company, N.A. and the Stockholder Representative.	8-K	2.2	07/01/2009	000-51171

2.3	Agreement and Plan Merger and Reorganization, dated as of April 15, 2014, by and among Zalicus Inc., Epirus Biopharmaceuticals, Inc. and BRunning, Inc.	8-K	2.1	04/16/2014	000-51171

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	11/04/2005	333-121173

3.2	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	12/21/2009	000-51171

3.3	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	09/09/2010	000-51171

3.4	Certificate of Amendment to the Registrant’s Sixth Amended and Restated Certificate of Incorporation.	8-K	3.1	10/02/2013	000-51171

3.5	Amended and Restated By-Laws of the Registrant.	8-K	3.2	09/09/2010	000-51171

4.1	Specimen Common Stock Certificate of the Registrant.	10-Q	4.1	11/10/2010	000-51171

4.2	Warrant issued to General Electric Capital Corporation on September 15, 2004, to purchase up to 1,482 shares of the Registrant’s Common Stock.	S-1	10.7	12/10/2004	333-121173

4.3	Warrant issued to General Electric Capital Corporation on June 28, 2005, to purchase 78.5 shares of the Registrant’s Common Stock.	10-K	4.5	03/20/2006	000-51171

4.4	Form of Warrant issued to Oxford Finance Corporation on December 22, 2010.	8-K	4.1	12/22/2010	000-51171

#10.1	2000 Stock Option Plan, as amended.	S-1	10.1	12/10/2004	333-121173

#10.2	Amended and Restated 2004 Incentive Plan.	S-8	4.1	04/16/2010	333-166118

#10.3	Form Incentive Stock Option Agreement under the 2004 Incentive Plan.	10-K	10.3	03/20/2006	000-51171

#10.4	Form Non-Qualified Option Agreement under the 2004 Incentive Plan.	10-K	10.4	03/20/2006	000-51171

#10.5	Nonqualified Deferred Compensation Plan, effective December 1, 2007.	S-8	4.1	11/30/2007	333-147745

#10.6	Employment Letter Agreement with Justin Renz, dated as of August 31, 2006.	S-4	10.14	08/07/2009	333-161146

#10.7	Letter Agreement Re: Severance Arrangements with Justin Renz, dated December 12, 2008.	S-4	10.16	08/07/2009	333-161146

#10.8	Letter Agreement Re: Severance Arrangements with Justin Renz, dated January 4, 2013.	8-K	10.1	01/09/2013	000-51171

#10.9	Employment Agreement with Mark H. N. Corrigan, dated as of March 8, 2010.	8-K	10.1	03/08/2010	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

#10.10	Form Incentive Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.1	01/20/2010	000-51171

#10.11	Form Nonstatutory Stock Option Agreement with Mark H. N. Corrigan, dated as of January 15, 2010.	8-K	10.2	01/20/2010	000-51171

#10.12	Form Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 15, 2010.	8-K	10.3	01/20/2010	000-51171

#10.13	Restricted Stock Unit Agreement between the Registrant and Mark Corrigan, dated as of January 3, 2013.	10-K	10.17	03/07/2013	000-51171

#10.14	Revised Offer Letter from Neuromed Pharmaceuticals accepted by Christopher C. Gallen, dated May 27, 2004.	S-4	10.45	08/07/2009	333-161146

#10.15	Separation Agreement, dated as of February 22, 2012 between the Registrant and Christopher C. Gallen	10-K	10.20	03/09/2012	000-51171

#10.16	Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan.	S-4/A	10.51	09/16/2009	333-161146

#10.17	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Directors).	S-4/A	10.52	09/16/2009	333-161146

#10.18	The Registrant’s Form of Restricted Stock Unit Agreement for awards granted under the Neuromed Pharmaceuticals Inc. Special Equity Incentive Plan (Executives).	S-4/A	10.53	09/16/2009	333-161146

#10.19	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.24	05/05/2011	000-51171

#10.20	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated as of February 8, 2011.	10-Q	10.25	05/05/2011	000-51171

#10.21	The Registrant’s Form Stock Option Agreement for performance-based stock options, dated January 3, 2013.	10-K	10.25	03/07/2013	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.22	Form of Indemnification Agreement for Directors.	8-K	10.1	12/21/2009	000-51171

10.23	Second Amended and Restated Research and License Agreement, dated July 22, 2009, between Fovea Pharmaceuticals SA and the Registrant.	8-K	10.1	07/23/2009	000-51171

†10.24	Research Collaboration and License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.43	05/11/2009	000-51171

10.25	Amendment to Research Collaboration and License Agreement, dated April 12, 2012, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.30	05/04/2012	000-51171

10.26	Amendment No. 2 to Research Collaboration and License Agreement, dated April 30, 2013, by and between Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.1	05/01/2013	000-51171

10.27	Software License Agreement, dated as of May 1, 2009, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	10.44	05/11/2009	000-51171

10.28	Amendment No. 1 to Software License Agreement, dated as of April 30, 2013, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	8-K	10.2	05/01/2013	000-51171

†10.29	Asset Purchase Agreement, dated as of June 11, 2009, between Neuromed Development Inc. and Mallinckrodt Inc. and amendments thereto.	S-4/A	10.35	10/13/2009	333-161146

†10.30	Development and Transition Services Agreement, dated as of June 11, 2009, by and among Neuromed Development Inc., Neuromed Pharmaceuticals Ltd. and Mallinckrodt Inc.	S-4/A	10.40	10/13/2009	333-161146

10.31	Office and Laboratory Lease Agreement, dated as of October 18, 2005, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	S-1/A	10.48	10/24/2005	333-121173

10.32	First Amendment to Office and Laboratory Lease Agreement, dated as of March 9, 2006, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	10-K	10.44	03/20/2006	000-51171

10.33	Second Amendment to Office and Laboratory Lease Agreement, dated as of August 3, 2009, by and between MA-Riverview, 245 First Street, L.L.C. and the Registrant.	8-K	10.1	08/04/2009	000-51171

10.34	Sub-Lease Agreement between Neuromed Pharmaceuticals Inc. and Discovery Parks, Inc.	S-4/A	10.56	10/09/2009	333-161146

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.35	Sub-Lease Renewal and Amendment Agreement between Neuromed Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of November 2, 2009.	10-K	10.54	03/26/2010	000-51171

10.36	Sub-Lease Renewal Agreement between Zalicus Pharmaceuticals Ltd. and Discovery Parks, Inc., dated as of September 16, 2010.	10-Q	10.45	11/10/2010	000-51171

10.37	Loan and Security Agreement dated as of December 22, 2010, by and among the Registrant and Oxford Finance Corporation.	8-K	10.1	12/22/2010	000-51171

10.38	Consent and First Loan Modification Agreement dated as of February 15, 2012, by and among the Registrant and Oxford Finance LLC.	10-K	10.41	03/02/2012	000-51171

10.39	Equity Distribution Agreement dated as of February 9, 2011 between the Registrant and Wedbush Securities Inc.	8-K	10.1	02/09/2011	000-51171

10.40	Equity Distribution Agreement dated as of January 10, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	01/11/2012	000-51171

10.41	Equity Distribution Agreement dated as of June 29, 2012 between the Registrant and Wedbush Securities Inc.	8-K	10.1	06/20/2012	000-51171

10.42	Purchase Agreement dated as of May 8, 2013 between the Registrant and Lincoln Park Capital Fund, LLC.	8-K	10.1	05/08/2013	000-51171

10.43	Royalty Purchase Agreement dated as of January 31, 2014 between Zalicus Pharmaceuticals Ltd. and Mallinckrodt Medical Imaging - Ireland.	8-K	10.1	02/03/2014	000-51171

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.