Form 10-Q
period 2014-06-30
EPIRUS Biopharmaceuticals, Inc.
filed 2014-08-11
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-51171

EPIRUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

699 Boylston Street Eleventh Floor Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

(617) 600-4313

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 11, 2014: 12,926,593 shares

EPIRUS BIOPHARMACEUTICALS, INC.

QUARTERLY REPORT ON

FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements with respect to EPIRUS Biopharmaceuticals, Inc. and its subsidiaries (“Epirus,” “we,” “our,” “us” or the “Company”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future expectations; statements concerning product candidate development (including clinical and preclinical development), manufacturing and commercialization plans and timelines and related regulatory matters; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; statements of the plans, strategies and objectives of management for future operations; any statements regarding safety and efficacy of product candidates; statements regarding our plans for partnerships, collaborations or other strategic transactions; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this Quarterly Report on Form 10-Q.

The risks, uncertainties and assumptions referred to above include risks that are described in Part II, Item 1A of this Quarterly Report on Form 10-Q in the section entitled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

MERGER WITH OLD EPIRUS

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., formerly known as Zalicus Inc., a Delaware corporation (“Epirus,” “we,” “our,” “us” or the “Company”) consummated the Merger, as defined and described below, with the former entity EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Old Epirus”). Except as described in Note 13, “Subsequent Event,” the accompanying unaudited condensed consolidated financial statements do not give effect to the Merger. The historical financial statements have been labeled Zalicus Inc. for the purposes of this filing, which was the entity name in effect for the historical periods presented.

PRESENTATION FOR REVERSE STOCK SPLITS

On September 18, 2013, our board of directors unanimously approved a 1-for-6 reverse stock split of our common stock, which we effected on October 3, 2013. On July 15, 2014, our board of directors unanimously approved a 1-for-10 reverse stock split of our common stock, which we effected on July 16, 2014. All share and per share amounts of common stock, options and warrants in this Quarterly Report on Form 10-Q, including those amounts included in the accompanying condensed consolidated financial statements, have been restated for all periods to give retroactive effect to both the October 3, 2013 reverse stock split and the July 16, 2014 reverse stock split.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited

Zalicus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,396	$17,958
Restricted cash	50	50
Accounts receivable	119	2,511
Prepaid expenses and other current assets	309	223

Total current assets	14,874	20,742
Property and equipment, net	—	2,363
Intangible asset, net	—	7,200
Restricted cash and other assets	1,800	1,801

Total assets	$16,674	$32,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$387	$2,237
Accrued expenses and other current liabilities	1,543	3,339
Deferred revenue	—	2,392
Current portion of term loan payable	—	6,640
Current portion of lease incentive obligation	—	284

Total current liabilities	1,930	14,892
Term loan payable, net of current portion	—	2,132
Deferred rent, net of current portion	—	309
Lease incentive obligation, net of current portion	—	591
Other liability	430	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 2,611 and 2,609 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	394,400	393,819
Accumulated deficit	(380,089)	(379,640)

Stockholders’ equity	14,314	14,182

Total liabilities and stockholders’ equity	$16,674	$32,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Royalties	$—	$1,713	$—	$3,145
cHTS services and other collaborations	1,132	2,178	2,735	4,420

Total revenue	1,132	3,891	2,735	7,565

Operating expenses:
Research and development	2,143	9,845	5,224	16,924
General and administrative	2,987	2,059	4,997	4,101
Amortization of intangible	—	2,180	—	4,361
Loss on exit of facility	1,407	—	1,407	—

Total operating expenses	6,537	14,084	11,628	25,386

Loss from operations	(5,405)	(10,193)	(8,893)	(17,821)
Interest income	1	14	3	37
Interest expense	—	(393)	(86)	(833)
Gain on divestiture of cHTS business	8,645	—	8,645	—
Loss on early extinguishment of debt	—	—	(217)	—
Other income	100	10	99	8

Total other income (expense), net	8,746	(369)	8,444	(788)

Net income (loss)	$3,341	$(10,562)	$(449)	$(18,609)

Earnings (loss) attributable to common stockholders—basic and diluted	$3,275	$(10,562)	$(449)	$(18,609)

Earnings (loss) per share—basic and diluted	$1.25	$(4.87)	$(0.17)	$(8.67)

Weighted average number of common shares used in earnings (loss) per share calculation—basic and diluted	2,610,891	2,170,443	2,610,783	2,145,571

Comprehensive income (loss)	$3,341	$(10,567)	$(449)	$(18,620)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Six Months ended June 30,
	2014	2013
Operating activities
Net loss	$(449)	$(18,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	5,037
Gain on divestiture of cHTS business	(8,645)	—
Loss on extinguishment of term loan	67	—
Loss on exit of facility	1,407	—
Noncash interest expense	9	99
Noncash rent expense	(118)	(142)
Stock-based compensation expense	622	1,048
Foreign exchange gain	—	(6)
Decrease in deferred rent	(62)	(74)
Changes in assets and liabilities:
Decrease in accounts receivable	2,040	716
Increase in prepaid expenses and other assets	(276)	(344)
Decrease in accounts payable	(1,850)	(1,832)
Decrease in accrued restructuring	—	(34)
Decrease in accrued expenses and other long-term liabilities	(2,176)	418
Decrease in deferred revenue	(1,185)	(1,696)

Net cash used in operating activities	(10,239)	(15,419)
Investing activities
Proceeds from sale of intangible asset	7,200	—
Proceeds from sale of cHTS business, net of costs to sell	8,366	—
Purchases of property and equipment	—	(157)
Purchases of short-term investments	—	(17,493)
Sales and maturities of short-term investments	—	31,437

Net cash provided by investing activities	15,566	13,787
Financing activities
Repayment of term loan	(8,848)	(3,164)
Repurchases of common stock	(41)	—
Proceeds from issuance of common stock, net of issuance cost	—	3,128
Proceeds from exercise of stock options	—	7

Net cash used in financing activities	(8,889)	(29)

Effect of exchange rate changes on cash and cash equivalents	—	(6)

Net decrease in cash and cash equivalents	(3,562)	(1,667)
Cash and cash equivalents at beginning of the period	17,958	4,531

Cash and cash equivalents at end of the period	$14,396	$2,864

Cash paid for interest	$148	$728

The accompanying notes are an integral part of the condensed consolidated financial statements.

Zalicus Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts are in thousands, except share and per share amounts)

(Unaudited)

1.	Organization

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., formerly known as Zalicus Inc., a Delaware corporation (“Epirus,” “we,” “our,” “us” or the “Company”) completed its merger with the former entity EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Old Epirus”), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”), dated as of April 15, 2014, by and among the Company, Old Epirus and EB Sub, Inc. (“EB Sub”), formerly known as BRunning, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger”). The boards of directors of the Company and Old Epirus approved the Merger on April 15, 2014, and the stockholders of the Company and Old Epirus approved the Merger and related matters on July 15, 2014, including the change of the Company’s name from Zalicus Inc. to EPIRUS Biopharmaceuticals, Inc. Pursuant to the Merger Agreement, EB Sub merged with and into Old Epirus with Old Epirus being the surviving corporation of the Merger and thereby becoming a wholly-owned subsidiary of the Company. Except as described in Note 13, “Subsequent Event,” the accompanying unaudited condensed financial statements do not give effect to the Merger. The historical financial statements have been labeled Zalicus Inc. for the purposes of this filing, which was the entity name in effect for the historical periods presented.

Prior to the Merger, the Company was a biopharmaceutical company developing drug candidates with a focus on the treatment of pain. Following the Merger, Epirus became a commercial-stage biotechnology company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. The Company has a principal place of business in Boston, Massachusetts. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technologies and the research and development of its drug candidates, including conducting preclinical and clinical trials and seeking intellectual property protection for its technology and product candidates. The Company focuses on the development of biosimilar monoclonal antibodies (MAbs) for markets outside of North American and Japan. The Company’s lead product candidate is BOW015, a biosimilar version of Remicade (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, achieved approximately $8.4 billion in global sales in 2013. In March 2014, the Company’s manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained manufacturing and marketing approval in India for BOW015 as a treatment for rheumatoid arthritis. The Company has reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and in an interim analysis for a Phase 3 clinical trial in India, in each case showing equivalence with Remicade. The Company’s pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW030, a biosimilar version of Avastin (bevacizumab), which is marketed by Genentech/Roche and used to treat a variety of cancers. Both BOW050 and BOW030 are in preclinical development. Collectively, Remicade, Humira and Avastin generated $26.2 billion in global sales in 2013 according to EvaluatePharma. The Company is advancing development and commercialization partnerships for its product candidates in Brazil, China and India, as well as in additional markets in Southeast Asia and North Africa. In August 2013, the Company transferred all of its intellectual property to its subsidiary, Epirus Switzerland GmbH, a Swiss corporation.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the historical results and financial position of the Company prior to the Merger and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2014 reflect the results of operations of the Company prior to the Merger and are therefore not indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014.

Reverse Stock Splits

On October 3, 2013, the Company effected a 1-for-6 reverse stock split of its outstanding common stock. On July 16, 2014, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to both the October 3, 2013 reverse stock split and the July 16, 2014 reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from both of the reverse stock splits.

3.	Significant Accounting Policies

In the six months ended June 30, 2014, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In connection with the Merger, the Company will adopt the significant accounting policies of Old Epirus, which are included in Old Epirus’ consolidated financial statements for the year ended December 31, 2013 and Old Epirus’ interim condensed consolidated financial statements for the three months ended March 31, 2014, both of which are included in the Company’s joint proxy statement/prospectus on Form S-4/A filed with the SEC on June 4, 2014.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

Discontinued Operations and Disposals

In April 2014, the FASB issued ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”). ASU 2014-8 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for fiscal years beginning after December 15, 2014.

Development Stage Entity

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification (“ASC”). In addition, the update adds an example disclosure in Risks and Uncertainties, ASC Topic 275, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities and removes an exception provided to development stage entities in Consolidations, ASC Topic 810, for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with the revised consolidation standards effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company expects to early adopt the guidance and eliminate the presentation and disclosure requirements of ASC Topic 915 during the three months ending September 30, 2014.

4.	Divestiture of Combination High Throughput Screening Platform

On June 2, 2014, the Company completed the sale of its combination High Throughput Screening platform (the “cHTS Business”) and certain assets and liabilities related to the cHTS Business to Horizon Discovery Limited, an English limited company, and Horizon Discovery Inc., a Delaware corporation (together, the “Horizon Discovery Group”), pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of May 14, 2014, with the Horizon Discovery Group (such transaction, the “Horizon Sale”). Under the terms of the Purchase Agreement, at the closing of the transaction, the Company received cash proceeds of $8,544 from the Horizon Discovery Group, including $544 as a closing adjustment for net working capital.

In connection with the Horizon Sale, the Company sublet its Cambridge, Massachusetts facility to Horizon Discovery Inc. (the “Sublease”). Pursuant to the Sublease, Horizon Discovery Inc. will pay to the Company approximately $92 per month through May 2016 and approximately $134 per month from June 2016 through January 2017, when the Company’s original lease for its Cambridge facility and the Sublease terminate. The Company’s obligations under its original lease remain and the Company will continue its payments to the Cambridge facility landlord of approximately $134 per month through January 2017. The Company ceased use of the facility on June 2, 2014. In connection with the Company’s exit of the facility and the execution of the Sublease, during the three and six months ended June 30, 2014, the Company recognized a net loss of $1,407 in the condensed consolidated statement of operations and other comprehensive loss, which is comprised of the fair value of the Company’s payments under the original lease, net of amounts to be received under the Sublease and net of the amortization of deferred rent and lease incentive obligation, and the acceleration of depreciation of the Company’s leasehold improvements (Note 5). As of June 30, 2014, the Company had liabilities related to the exit of the facility totaling $919. Because of the continuing cash flows under the Sublease, the historical results of operations of the cHTS Business do not meet the current criteria to be classified as discontinued operations.

As of May 31, 2014, the net carrying value of the assets and liabilities of the cHTS Business sold was approximately $(279) and consisted primarily of unbilled accounts receivable, prepaid expenses, property and equipment and deferred revenue. During the three and six months ended June 30, 2014, the Company recognized a gain on the sale of the cHTS Business of $8,645, net of $178 of costs to sell, in the condensed consolidated statement of operations and comprehensive loss.

The Company did not recognize a provision for income taxes for the three or six months ended June 30, 2014. No provision for income taxes is expected for such period because the Company has sufficient net operating loss carryforwards to offset the Company’s expected taxable income for the period prior to its merger with Old Epirus.

5.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Leasehold improvements	$5,596	$5,596
Laboratory equipment	—	5,949
Computer equipment	—	843
Construction in progress	—	39

	June 30, 2014	December 31, 2013
Capitalized software	—	815
Furniture and fixtures	—	497

	5,596	13,739
Less: accumulated depreciation	(5,596)	(11,376)

	$—	$2,363

All of the Company’s laboratory equipment, computer equipment, construction in progress, capitalized software and furniture and fixtures was sold to Horizon Discovery Group in connection with the Horizon Sale. Leasehold improvements were not part of the net assets sold to the Horizon Discovery Group. The net carrying value of the property and equipment sold was $384.

Depreciation expense, including amortization of assets recorded under capital leases, for the six months ended June 30, 2014 was $1,979, $1,602 of which was related to the acceleration of depreciation of the Company’s leasehold improvements and was recorded as a component of loss on exit of facility in the condensed consolidated statement of operations and other comprehensive loss. Upon execution of the Purchase Agreement, the Company reevaluated the useful life of leasehold improvements and determined the remaining useful life to be the remaining period prior to the execution of the Sublease, or the period from May 15, 2014 through June 2, 2014.

6.	Licensing of Sodium Channel Pain Modulator Program and Assignment of Prednisporin Patents

Licensing of Sodium Channel Pain Modulator Program

On June 18, 2014, the Company licensed its sodium channel modulator program, including intellectual property and related pipeline assets, to AnaBios Corporation. Under the terms of the agreement, the Company will be eligible to receive up to $17,200 in clinical and regulatory milestone payments and royalties up to 12% of net sales on any future products resulting from this license. The Company did not receive any upfront cash or assets in the licensing transaction.

Assignment of Prednisporin Patents

On June 30, 2014, the Company and Fovea Pharmaceuticals, a wholly-owned subsidiary of Sanofi, entered into an agreement pursuant to which the parties mutually agreed to terminate that Second Amended and Restated License Agreement, dated July 22, 2009, between the parties (the “2009 Agreement”). Under the 2009 Agreement, the Company granted Fovea an exclusive worldwide license to certain drug combinations to treat allergic and inflammatory diseases of the front of the eye. Fovea had advanced one such combination, Prednisporin (FOV1101), through Phase 2b clinical development for allergic conjunctivitis and was seeking to continue the development of Prednisporin (FOV1101) through a sublicense. The Company was eligible to receive up to an additional $39,000 from Fovea upon achievement of certain clinical and regulatory milestones for Prednisporin (FOV1101) and each other product candidate subject to the 2009 Agreement. Following this termination, the Company assigned certain of its patents which had previously been licensed under the 2009 Agreement to a third party controlled by certain former owners of Fovea. This third party may exploit these patent rights independently or in conjunction with another third party. In consideration of such patents, the Company received $100, plus $15 to reimburse the Company’s legal costs associated with the transaction. During the three months ended June 30, 2014, the Company recognized other income of approximately $100 in the condensed consolidated statement of operations and comprehensive income.

7.	Intangible Asset

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

On January 31, 2014, the Company’s subsidiary Zalicus Pharmaceuticals Ltd., or Zalicus Canada, and Mallinckrodt Medical Imaging – Ireland, an affiliate of Mallinckrodt plc, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) relating to the asset purchase agreement, dated as of June 11, 2009, between the Company and Mallinckrodt Inc. (collectively with Mallinckrodt Medical Imaging – Ireland and Mallinckrodt plc, “Mallinckrodt”), as amended (the “Asset Purchase Agreement”). Under the terms of the Royalty Purchase Agreement, in exchange for the payment of $7,200 from Mallinckrodt to the Company on January 31, 2014, the Company terminated any further rights it has to the payment of royalties on net sales of Exalgo by Mallinckrodt for any period subsequent to December 31, 2013.

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

The Company recorded the sale of the intangible asset for proceeds of $7,200, with no gain or loss, in the six months ended June 30, 2014.

8.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
Accrued clinical trial costs	$103	$803
Accrued payroll and related benefits	28	656
Accrued professional fees and merger costs	719	290
Accrued current portion of sublease liability	489	—
Accrued research collaboration expense	—	1,015
Accrued other expenses	204	575

	$1,543	$3,339

9.	Term Loan Payable

On January 31, 2014, the Company prepaid its outstanding indebtedness of $8,647 to Oxford Finance Corporation (the “Lender”) under the loan and security agreement (the “Loan and Security Agreement”). The proceeds from the Royalty Purchase Agreement of $7,200, along with the royalty payment of approximately $2,006 from Mallinckrodt for royalties earned on net sales of Exalgo for the quarter ended December 31, 2013, were sufficient to prepay the remaining balance of $8,647, including accrued interest and a final payment fee of $300, under the Loan and Security Agreement. As a result, the Loan and Security Agreement was terminated effective January 31, 2014, and the Lender has released all security interests in the Company’s tangible and intangible property. In the six months ended June 30, 2014, the Company recorded a loss on extinguishment of $217 in the condensed consolidated statement of operations and comprehensive loss.

10.	Earnings (Loss) Per Share

Earnings (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and participating securities. The Company’s restricted stock units (“RSUs”) contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Earnings available to common stockholders and participating RSUs is allocated as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted earnings per share is computed using the more dilutive of (a) the two-class method or (b) the treasury stock method. The Company allocates earnings to common stockholders and holders of RSUs based on dividend rights and ownership interests. The weighted-average number of common shares included in the computation of diluted earnings (loss) gives effect to all potentially dilutive common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested RSUs and warrants, are only included in the calculation of diluted net loss per share when their effect is dilutive.

Basic and diluted earnings (loss) per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Numerator:
Net income (loss)	$3,341	$(10,562)	$(449)	$(18,609)
Earnings attributable to participating restricted stock units	(66)	—	—	—

Earnings (loss) attributable to common stockholders - basic and diluted	$3,275	$(10,562)	$(449)	$(18,609)

Denominator:
Weighted-average number of common shares used in earnings per share - basic and diluted	2,610,891	2,170,443	2,610,783	2,145,571

Earnings (loss) per share - basic and diluted	$1.25	$(4.87)	$(0.17)	$(8.67)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2014 and 2013, as they would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Options outstanding	157,203	179,116	157,203	179,116
Unvested restricted stock units	—	7,292	52,778	7,292
Warrants outstanding	6,860	6,860	6,860	6,860

11.	Stock-Based Compensation

The Company recognized, for the three and six months ended June 30, 2014 and 2013, stock-based compensation expense of approximately $316 and $621, and $517 and $1,048, respectively, in connection with its stock-based payment awards.

Stock Options

A summary of the status of the Company’s stock option plans at June 30, 2014 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	168,133	$76.30
Granted	25,000	14.70
Exercised	—	—
Cancelled	(35,930)	68.79

Outstanding at June 30, 2014	157,203	$68.22	6.57	$—

Vested or expected to vest at June 30, 2014	132,699	$72.68	6.21	$—

Exercisable at June 30, 2014	87,283	$90.46	5.07	$—

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. As of June 30, 2014, there was $1,139 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.94 years. In connection with the Merger (described in Notes 1 and 13) and as a result of the termination of certain employees subsequent to the Merger, 43,699 unvested options vested on July 15, 2014.

The table above includes 22,584 stock options issued on January 3, 2013 with performance-based vesting criteria. The fair value of the options granted was determined using the Black-Scholes pricing model. In November 2013, the Company concluded the vesting criteria would not be achieved with respect to these outstanding performance-based options, as confirmed by the Compensation Committee of the Board of Directors, such that the options expired on July 1, 2014. Accordingly, for the six months ended June 30, 2014, the Company did not recognize any expense related to these stock options.

In connection with the Horizon Sale, Horizon Discovery Group offered employment to certain employees of the Company, all of whom accepted. Upon accepting employment with Horizon Discovery Group and terminating employment with the Company, in accordance with the Company’s stock option plan, the employees’ non-vested stock options were forfeited and the employees will have a certain period of time to exercise vested options before the options expire.

During the three and six months ended June 30, 2014 and 2013, respectively, the weighted-average assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Volatility factor	N/A	106.69%	122.60%	106.47%
Risk-free interest rate	N/A	1.69%	2.02%	1.03%
Dividend yield	N/A	—	—	—
Expected term (in years)	N/A	6.0	6.0	6.0

Restricted Stock Units

A summary of the status of non-vested RSUs as of June 30, 2014 and changes during the six months then ended is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2013	7,292	$50.50
Granted	50,000	14.70
Vested	(4,514)	53.40
Cancelled	—	—

Nonvested at June 30, 2014	52,778	$16.30	0.04	$644

As of June 30, 2014, there was $691 of total unrecognized stock-based compensation expense related to non-vested RSUs. The expense is expected to be recognized over a weighted-average period of 0.04 years.

During February 2014, the Company issued 50,000 RSUs to certain employees, which vest with respect to one third (1/3) of the RSUs on the first anniversary of the grant date and an additional one third (1/3) on each anniversary thereafter until the third anniversary of the grant date. In the event of a change of control, as defined in the agreements governing the awards, 50% of the unvested portion of the RSUs shall immediately vest. In the event of the employee’s termination of employment within 12 months following a change of control without cause or for good reason, each as defined in the agreements governing the awards, any then unvested RSUs shall immediately vest. On July 15, 2014, after completion of the Merger, the employees holding these RSUs were terminated and all of the Company’s unvested RSUs immediately vested.

12.	Legal Proceedings

From time to time, the Company is involved in legal proceedings and claims of various types and accounts for these legal proceedings in accordance with ASC Topic 450, “Contingencies.” The Company records a liability in its consolidated financial statements for these matters when a loss is considered probable and the amount of loss can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of the Company in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against the Company, EB Sub, the members of the Company’s board of directors and Old Epirus. These actions are: Paul Patrick Laky v. Zalicus Inc., et al., Civ. A. No. 14-1380; Michael Ma v. Zalicus Inc., et al ., Civ. A. No. 14-1381; Diane Harrypersaud v. Zalicus Inc., et al., Civ. A. No. 14-1455 (collectively, the “Massachusetts Actions”). On May 21, 2014, plaintiffs Michael Ma and Diane Harrypersaud filed a consolidated amended complaint. The Massachusetts Actions allege that the Company’s board of directors breached its fiduciary duties, and that Old Epirus, the Company and EB Sub aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Actions seek relief including, among other things, to enjoin defendants from proceeding with the Merger, to enjoin defendants from consummating the Merger unless additional procedures are implemented and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Massachusetts Actions, including reasonable attorneys’ fees and experts’ fees.

Between May 1, 2014, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of the Company in the Court of Chancery of the State of Delaware against the Company, EB Sub, the members of the Company’s board of directors and Old Epirus. These actions are: Harvey Stein v. Zalicus, Inc. et al., Case No. 9602; Tuan Do v. Zalicus, Inc. et al., Case No. 9636; and Sy Simcha Mendlowitz and Bennet Mattingly v. Zalicus, Inc., et al., Case No. 9664 (collectively, the “Delaware Actions”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Delaware Actions allege that the Company’s board of directors breached its fiduciary duties, and that Old Epirus and EB Sub aided and abetted the purported breaches, in connection with the proposed Merger. The Delaware Actions seek relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Delaware Actions, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Delaware Actions filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Old Epirus, the Company, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court of Chancery denied plaintiffs’ motion.

The defendants deny the allegations in the Massachusetts and Delaware Actions, believe the actions are meritless, and intend to vigorously defend the actions. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable. In light of the early stages of the Massachusetts Actions and Delaware Actions, an estimate of the amount or range of reasonably possible loss in connection with these matters cannot be made.

13.	Subsequent Event

Merger

As described in Note 1, “Organization,” on July 15, 2014, the Company completed the Merger with Old Epirus. Pursuant to the Merger and after giving effect to the 1-for-10 reverse stock split that occurred on July 16, 2014 (the “2014 Reverse Split”), each share of capital stock of Old Epirus was exchanged for 0.13259 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company. Outstanding options and warrants of Old Epirus were exchanged at the same ratio. Upon the consummation of the Merger and after giving effect to the 2014 Reverse Split, equityholders of Old Epirus were issued an aggregate of 10,288,180 shares of Common Stock plus 1,174,038 shares of Common Stock which could be issued in the future upon exercise of stock options and warrants. Immediately following the consummation of the Merger and after giving effect to the 2014 Reverse Split, the Company had approximately 12,926,593 shares of Common Stock issued and outstanding.

The Merger will be accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Old Epirus treated as the accounting acquirer. Old Epirus was determined to be the accounting acquirer based upon the terms of the merger and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management. All of the assets and liabilities of the Company will be recorded at their respective fair values as of the acquisition date and consolidated with those of Old Epirus. Transaction costs will be expensed as incurred.

Given the timing of the closing of the Merger, the purchase accounting is incomplete at this time. As such, it is not practicable for the Company to disclose the allocation of purchase price to assets acquired and liabilities assumed and pro forma revenues and earnings of the combined entity. The fair value of the consideration transferred in the Merger will be measured using the closing trading price of Common Stock on July 15, 2014, the closing date of the Merger. This information will be included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 to be filed with SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and their notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this quarterly report.

In the following discussion the terms “Epirus,” “we,” “our,” “us” or the “Company” refer to EPIRUS Biopharmaceuticals, Inc., formerly known as Zalicus Inc., a Delaware corporation.

Overview

Recent Developments

Merger with Old Epirus

On July 15, 2014, we completed our merger with the former entity EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Old Epirus”), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”), dated as of April 15, 2014, by and among us, Old Epirus and EB Sub, Inc. (“EB Sub”), formerly known as BRunning, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger”). Our board of directors and the board of directors of Old Epirus approved the Merger on April 15, 2014, and our stockholders and the stockholders of Old Epirus approved the Merger and related matters on July 15, 2014, including the change of our company name from Zalicus Inc. to EPIRUS Biopharmaceuticals, Inc. Pursuant to the Merger Agreement, EB Sub merged with and into Old Epirus with Old Epirus being the surviving corporation of the Merger and thereby becoming our wholly-owned subsidiary.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Old Epirus capital stock was converted into the right to receive approximately 0.13259 shares of our common stock (the “Exchange Ratio”). In addition, at the Effective Time: (i) we assumed all outstanding options to purchase shares of Old Epirus common stock, which options converted into options to purchase shares of our common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) we assumed all outstanding warrants to purchase shares of the capital stock of Old Epirus, which were converted into warrants to purchase shares of our common stock, in each case appropriately adjusted based on the Exchange Ratio. As of the Effective Time, former stockholders of Old Epirus held approximately 81% of the combined company, calculated on a fully-diluted basis, and former stockholders of the Company held approximately 19% of the combined company, calculated on a fully-diluted basis. No fractional shares of common stock were issued in connection with the Merger. Instead, Old Epirus stockholders received cash in lieu of any fractional shares of our common stock that they would otherwise have been entitled to receive in connection with the Merger.

In connection with the completion of the Merger, on July 15, 2014, we filed a Certificate of Amendment to our Sixth Amended and Restated Certificate of Incorporation, effecting on July 16, 2014, a one-for-ten reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each ten shares of our common stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares is entitled to receive cash in an amount, without interest, determined by multiplying such fraction of a share by $11.80, the closing price of a share of Company common stock on the Nasdaq Stock Market on July 15, 2014, after giving effect to the Reverse Stock Split. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying, our stock options, warrants and other derivative securities outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the one-for-ten split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be.

After giving effect to the Reverse Stock Split and the Merger, we have approximately 12.9 million shares of common stock outstanding. The Reverse Stock Split did not alter the par value of our common stock or modify any voting rights or other terms of the common stock.

Also in connection with the completion of the Merger, we changed our name from “Zalicus Inc.” to “EPIRUS Biopharmaceuticals, Inc.” and our stock began trading on the Nasdaq Stock Market under the symbol “EPRS” on July 16, 2014.

Upon completion of the Merger, Frank Haydu, Sally W. Crawford, Michael Kauffman and W. James O’Shea resigned from our board of directors of the Company (the “Board”), J. Kevin Buchi, Geoffrey Duyk, Daotian Fu, Julie McHugh, Amit Munshi and Scott Rocklage were appointed as members of the Board and Mark H.N. Corrigan and William Hunter resigned from the Board and were re-appointed as a Class III director and Class II director, respectively. Also upon completion of the Merger, Mark H.N. Corrigan and Justin Renz were removed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, and Amit Munshi and Tom Shea were appointed President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, respectively.

Business After the Merger

We are a commercial-stage biotechnology company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. Our lead product candidate is BOW015, a biosimilar version of Remicade (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, achieved approximately $8.4 billion in global sales in 2013. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained manufacturing and marketing approval in India for BOW015 as a treatment for rheumatoid arthritis. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, in each case showing equivalence with Remicade. We anticipate announcing the final 54 week safety data from the completed Phase 3 study in the third quarter of 2014. We also expect to initiate additional clinical work to support European approval in the first half of 2015 and have been designing this clinical program in consultation with European regulatory bodies. Our pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW030, a biosimilar version of Avastin (bevacizumab), which is marketed by Genentech/Roche and used to treat a variety of cancers. Both BOW050 and BOW030 are in preclinical development. Collectively, Remicade, Humira and Avastin generated $26.2 billion in global sales in 2013 according to EvaluatePharma. We are advancing development and commercialization partnerships for our product candidates in China and India, as well as in additional markets in Southeast Asia and North Africa and pursuing opportunities for developments and commercial partnerships in Brazil.

Biosimilars are highly similar versions of already approved biological drug products, referred to as reference products. We are currently focused on developing biosimilars to therapeutic monoclonal antibodies, or MAbs. We seek to take advantage of a convergence of four trends shaping the global market for MAb biosimilars. First, the market for MAbs is large and growing, and comprises many of the top-selling therapeutics in the world. According to EvaluatePharma, sales of MAbs accounted for $61.8 billion globally in 2013 and grew at a compound annual growth rate of 14% from 2010 through 2013. We seek to develop and commercialize biosimilars to address the global market, outside North America and Japan, at a cost that is expected to be less than that incurred by the innovators of the respective reference products. Second, sixteen MAbs, representing $43.3 billion of global sales in 2013, are expected to lose patent protection globally by 2020, creating an opportunity for companies focusing on biosimilars to the referenced MAbs. Third, defined but diverse commercial and regulatory frameworks exist globally for the introduction of biosimilars, including MAb biosimilars. Fourth, MAbs are often very expensive. In many countries outside the United States, public and private payors are seeking to lower the cost of biologics and improve patient access to these important medications. This favors biosimilar versions of biologics that are priced at a discount to the branded reference products.

Our product candidates are enabled by our proprietary, fully-integrated manufacturing platform, SCALE™, which enables turn-key, locally-based manufacturing of biosimilars for direct supply into global markets. We intend to leverage the SCALE platform to manufacture biosimilars locally in countries that require local production. We believe that our SCALE platform provides us with a competitive advantage by giving us the ability to accelerate access to our biosimilar candidates in many emerging markets.

Our strategy for commercial success relies on tailored approaches to address the diversity of target global markets. We will direct our initial commercial efforts at markets in which we can leverage either our existing regulatory package, in the case of BOW015, or an initial regulatory package for which approval has been granted in one or more countries. In a second category of markets, in which additional clinical work may be necessary to secure approval, and where local authorities encourage local production, we intend to collaborate with local partners to enable in-country production of our products using our SCALE manufacturing platform. Finally, in other international markets, such as Europe, which require a separate regulatory approval or may reference a European product approval package, we intend to commercialize our products using a licensing or distribution model in conjunction with direct sales. We believe that the combination of early launch in emerging markets and a subsequent launch in Europe is the optimal ramp for building a high-growth global biosimilars business. We currently have an agreement to commercialize BOW015 in India with our partner Ranbaxy Laboratories, or Ranbaxy. As our commercialization strategy evolves, we may, subject to the terms of our agreement with Ranbaxy, engage additional partners and/or choose to sell directly into the Indian market. We anticipate commercializing BOW015 in India by early 2015. Additionally, with Ranbaxy and/or other potential partners, we intend to file for regulatory approval in additional markets where our current data are deemed sufficient for approval. We expect to commence a Phase 3 trial for BOW015 in Europe in the first half of 2015. If this trial is successful, we intend to pursue regulatory approval for BOW015 in Europe. To date, we have not yet commercialized BOW015 in any of our target markets, and therefore we have not yet received revenues from the sale of BOW015.

For more information regarding our business following the Merger, please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Business Prior to the Merger

Prior to the Merger, we were a biopharmaceutical company that discovered and developed novel treatments for patients suffering from pain. We had a portfolio of proprietary product candidates targeting pain and had entered into multiple revenue-generating collaborations with large pharmaceutical companies relating to other products, product candidates and drug discovery technologies. We also applied our expertise in the discovery and development of selective ion channel modulators and our combination high throughput screening technology, or cHTS to discover new product candidates for our portfolio or for our collaborators in the areas of pain and oncology.

Prior to the Merger, our most advanced product candidate was Z944, a novel, oral, state-dependent, selective T-type calcium channel modulator we sought to develop for the treatment of pain indications. T-type calcium channels have been recognized as key targets for therapeutic intervention in a broad range of cell functions and have been implicated in pain signaling. During 2013, we completed a Phase 1b clinical trial utilizing Laser-Evoked-Potentials, or LEP, to provide both objective and subjective assessments of the activity of Z944 in induced pain states. On November 1, 2013, we announced positive results from this Phase 1b clinical trial. Based on these results, prior to the Merger, we were planning to evaluate multiple modified-release formulations of Z944 in a Phase 1 pharmacokinetic and safety study in the first half of 2014, with the goal of advancing a modified-release formulation of Z944 toward Phase 2 clinical development in an appropriate pain indication by late 2014. We are currently evaluating post-Merger plans for further development of Z944.

Until June 2014, we had also been performing discovery research and preclinical development activities on our proprietary selective ion channel modulators targeting the Nav1.7 sodium channel for the treatment of pain. This discovery research and preclinical development was conducted as part of a research collaboration with Hydra Biosciences, Inc., or Hydra, a recognized leader in novel ion channel discovery and development. This collaboration expired in February 2014 in accordance with its terms. On June 18, 2014, we licensed our sodium channel modulator program, including intellectual property and related pipeline assets, to AnaBios Corporation. Under the terms of the agreement we will be eligible to receive up to $17.2 million in clinical and regulatory milestone payments and royalties up to 12% of net sales on any future products resulting from this license.

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

On June 2, 2014, the Company sold its cHTS platform (the “cHTS Business”) and certain assets and liabilities related to the cHTS Business to Horizon Discovery Limited, an English private limited company, and Horizon Discovery Inc., a privately held Delaware corporation (together, the “Horizon Discovery Group”), pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of May 14, 2014, with the Horizon Discovery Group (such transaction, the “Horizon Sale”). Under the terms of the Purchase Agreement, at the closing of the transaction, we received cash proceeds of $8.5 million from the Horizon Discovery Group, including $0.5 million as a closing adjustment for net working capital.

In connection with the Horizon Sale, we sublet our Cambridge, Massachusetts facility to Horizon Discovery Inc. (the “Sublease”). Pursuant to the Sublease, Horizon Discovery Inc. will pay to us approximately $92,000 per month through May 2016 and approximately $134,000 per month from June 2016 through January 2017, when our original lease for our Cambridge facility and the Sublease terminate. Our obligations under the original lease remain and we will continue our payments to the Cambridge facility landlord of approximately $134,000 per month through January 2017. We ceased use of the facility on June 2, 2014. In connection with our exit of the facility and the execution of the Sublease, during the three and six months ended June 30, 2014, we recognized a net loss of $1.4 million in the condensed consolidated statement of operations and other comprehensive loss, which is comprised of the fair value of our remaining payments under the original lease, net of amounts to be received under the Sublease and net of the amortization of deferred rent and lease incentive obligation, and an acceleration of depreciation of our leasehold improvements. As of June 30, 2014, we had liabilities related to the exit of the facility totaling $0.9 million. Because of the continuing cash flows under the Sublease, the historical results of operations of the cHTS Business do not meet the current criteria to be classified as discontinued operations.

The United States commercial rights to Exalgo® were acquired by Mallinckrodt Inc., or Mallinckrodt, then a subsidiary of Covidien plc (“Covidien”) from Neuromed Pharmaceuticals Inc., which became a wholly-owned subsidiary of Zalicus pursuant to a merger completed in December 2009, in June 2009 pursuant to an asset purchase agreement to sell all of the tangible and intangible assets associated with Exalgo, including the rights to develop and commercialize the product candidate in the United States. Exalgo is an extended release formulation of hydromorphone, an opioid analgesic that has been used in an immediate release formulation to treat pain for many years, and is intended for use in the management of moderate to severe pain in opioid tolerant patients requiring continuous, around-the-clock opioid analgesia for an extended period of time. Under the asset purchase agreement, Mallinckrodt is responsible for all commercialization activities for Exalgo in the United States, including marketing and sales, and for all post-approval regulatory activities. We received a $40.0 million milestone payment following FDA approval of Exalgo in March 2010, and received tiered royalties on net sales of Exalgo by Mallinckrodt following its commercial launch in April 2010. We recognized $16.0 million in revenue related to these royalties through December 31, 2013.

On January 31, 2014, we and Mallinckrodt Medical Imaging—Ireland entered into a royalty purchase agreement relating to the asset purchase agreement (“Royalty Purchase Agreement”). Under the terms of the Royalty Purchase Agreement, in exchange for the payment of $7.2 million from Mallinckrodt to the Company on January 31, 2014, we terminated any further rights we had to the payment of royalties on net sales of Exalgo by Mallinckrodt for any period subsequent to December 31, 2013. As a result, we recorded an impairment charge of $1.7 million related to the Exalgo intangible asset in the year ended December 31, 2013.

On June 30, 2014, we and Fovea Pharmaceuticals (“Fovea”), a wholly-owned subsidiary of Sanofi, entered into an agreement pursuant to which we and Fovea mutually agreed to terminate the Second Amended and Restated License Agreement, dated July 22, 2009, between the parties. Following this termination, we assigned certain of our patents which had previously been licensed under the agreement to a third party controlled by certain former owners of Fovea. This third party may exploit these patent rights independently or in conjunction with another third party. In consideration of such patents, we received $100,000 plus $15,000 to reimburse our legal costs associated with the transaction. During the three months ended June 30, 2014, we recognized other income of approximately $0.1 million in the condensed consolidated statement of operations and comprehensive income.

As of June 30, 2014, we had an accumulated deficit of $380.1 million. We had a net loss of $0.4 million and $18.6 million for the six months ended June 30, 2014 and 2013, respectively.

Our management currently uses consolidated financial information in determining how to allocate resources and assess performance. We have determined that we conduct operations in one business segment. For each of the six months ended June 30, 2014 and 2013, all of our revenues were from customers located in the United States.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 related to intangible assets, revenue recognition, stock-based compensation, accrued expenses and income taxes. There were no changes to our critical accounting policies in the six months ended June 30, 2014. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2014.

In connection with the Merger, we will adopt the critical accounting policies of Old Epirus, which are included in Old Epirus’ “Epirus Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s joint proxy statement/prospectus on Form S-4/A filed with the SEC on June 4, 2014.

Results of Operations

The following discussion of the Company’s results of operations refers to the Company’s results of operations prior to the Merger, and are not indicative of the Company’s prospective results of operations following the Merger.

Comparison of the Three Months ended June 30, 2014 and June 30, 2013

Revenue. For the three months ended June 30, 2014, we recorded $1.1 million of revenue from cHTS services and other collaborations. For the three months ended June 30, 2013, we recorded $3.9 million of revenue from Exalgo royalties and cHTS services and other collaborations, which comprised royalty revenue from Mallinckrodt on net sales of Exalgo of $1.7 million and revenue from our cHTS services and other collaborations of $2.2 million. The decrease in revenue for the three months ended June 30, 2014 was primarily due to a $1.7 million decrease in revenue from Exalgo royalties as a result of the January 2014 Royalty Purchase Agreement entered into with an affiliate of Mallinckrodt, pursuant to which we terminated any further rights we had to the payment of royalties on net sales of Exalgo, and a $1.1 million decrease in revenue from our cHTS services and other collaborations as a result of Horizon Sale. Due to our sale of the cHTS Business and our rights to Exalgo royalties, we do not expect to earn future revenues related to the cHTS Business or Exalgo royalties.

Research and Development Expense. Research and development expense for the three months ended June 30, 2014 was $2.1 million compared to $9.8 million for the three months ended June 30, 2013. The $7.7 million decrease was due primarily to a $5.8 million decrease in expenses related to the clinical development of Z160, a $0.9 million decrease in ion channel discovery costs, a $0.4 million decrease in Z944 and other clinical program costs, and a $0.3 million decrease in cHTS services and other collaboration discovery costs. The $5.8 million decrease in expenses related to Z160 is due to termination of all development activities related to Z160 in the fourth quarter of 2013.

As a result of the Merger, we expect the costs related to the development of our product candidates targeting the treatment of pain indications, including Z944 and Z160, will decrease significantly while we focus our resources on the development of our biosimilar product candidates and evaluate post-Merger plans for future development of Z944.

General and Administrative. General and administrative expense for the three months ended June 30, 2014 was $3.0 million compared to $2.1 million for the three months ended June 30, 2013. The increase is primarily related to approximately $1.7 million of professional fees associated with the Merger, offset by a decrease of approximately $0.6 million in personnel costs. As a result of the Merger, general and administrative expense for the third and fourth quarters of the year ending December 31, 2014 will be that of the combined entity and therefore will primarily represent that of Old Epirus.

Amortization of Intangible Asset. For the three months ended June 30, 2014 and 2013, we recorded $0 and $2.2 million, respectively, of amortization expense related to the Exalgo intangible asset acquired as part of the merger with Neuromed Pharmaceuticals Ltd. The decrease in amortization expense relates to the sale of our intangible asset in January 2014 pursuant to the Royalty Purchase Agreement. There will be no amortization expense related to the Exalgo intangible asset for the year ending December 31, 2014.

Loss on Exit of Facility. Loss on exit of facility represents a net loss of $1.4 million, which is comprised of the fair value of the Company’s payments under the original lease, net of amounts to be received under the Sublease and net of the amortization of deferred rent and lease incentive obligation, and an acceleration of depreciation of our leasehold improvements.

Interest Income. Interest income for each of the three months ended June 30, 2014 and 2013 was less than $0.1 million.

Interest Expense. Interest expense for the three months ended June 30, 2014 and 2013 was less than $0.1 million and $0.4 million, respectively. This interest expense relates to our term loans with Oxford Finance Corporation, or Oxford. We prepaid our outstanding term loans with Oxford in the amount of approximately $8.6 million on January 31, 2014.

Gain on Divestiture of cHTS Business. Gain on divestiture of cHTS business is the gain recognized from the Horizon Sale, described above, of $8.6 million, net of $0.2 million of costs to sell.

Other Income. Other income is primarily related to the $0.1 million of income recognized from the assignment of our Prednisporin patents, as described above.

Comparison of the Six Months ended June 30, 2014 and June 30, 2013

Revenue. For the six months ended June 30, 2014, we recorded $2.7 million of revenue from cHTS services and other collaborations. For the six months ended June 30, 2013, we recorded $7.6 million of revenue from Exalgo royalties and cHTS services and other collaborations, which comprised royalty revenue from Mallinckrodt on net sales of Exalgo of $3.1 million and revenue from our cHTS services and other collaborations of $4.4 million. The decrease in revenue for the six months ended June 30, 2014 was primarily due to a $3.1 million decrease in revenue from Exalgo royalties as a result of the January 2014 Royalty Purchase Agreement entered into with an affiliate of Mallinckrodt, pursuant to which we terminated any further rights we had to the payment of royalties on net sales of Exalgo, and a $1.7 million decrease in revenue from our cHTS services and other collaborations as a result of the Horizon Sale. Due to our sale of the cHTS Business and our rights to Exalgo royalties, we do not expect to earn future revenues related to the cHTS Business or Exalgo royalties.

Research and Development Expense. Research and development expense for the six months ended June 30, 2014 was $5.2 million compared to $16.9 million for the six months ended June 30, 2013. The $11.7 million decrease was due primarily to an $8.6 million decrease in expenses related to the clinical development of Z160, a $1.5 million decrease in expenses related to ion channel discovery costs, a $0.9 million decrease in other clinical programs, preclinical program costs and cHTS collaboration discovery costs and a $0.6 million decrease in infrastructure and support costs and non-cash stock compensation expense. The $8.6 million decrease in expenses related to Z160 is due to our termination of all development activities related to Z160 in the fourth quarter of 2013.

As a result of the Merger, we expect the costs related to the development of our product candidates targeting the treatment of pain indications, including Z944 and Z160, will decrease significantly while we focus our resources on the development of our biosimilar product candidates and evaluate post-Merger plans for future development of Z944.

General and Administrative. General and administrative expense for the six months ended June 30, 2014 was $5.0 million compared to $4.1 million for the six months ended June 30, 2013. The increase is primarily related to approximately $2.0 million of professional fees associated with the Merger, offset by a decrease of approximately $1.1 million in personnel costs. As a result of the Merger, general and administrative expense for the third and fourth quarters of the year ending December 31, 2014 will be that of the combined entity and therefore will primarily represent that of Old Epirus.

Amortization of Intangible Asset. For the six months ended June 30, 2014 and 2013, we recorded $0 and $4.4 million, respectively, of amortization expense related to the Exalgo intangible asset acquired as part of the merger with Neuromed Pharmaceuticals Ltd. The decrease in amortization expense relates to the sale of our intangible asset in January 2014 pursuant to the Royalty Purchase Agreement. There will be no amortization expense related to the Exalgo intangible asset for the year ending December 31, 2014.

Loss on Exit of Facility. Loss on exit of facility represents a net loss of $1.4 million, which is comprised of the fair value of the Company’s payments under the original lease, net of amounts to be received under the Sublease and net of the amortization of deferred rent and lease incentive obligation, and an acceleration of depreciation of our leasehold improvements.

Interest Income. Interest income for each of the six months ended June 30, 2014 and 2013 was less than $0.1 million.

Interest Expense. Interest expense for the six months ended June 30, 2014 and 2013 was less than $0.1 million and $0.8 million, respectively. This interest expense relates to our term loans with Oxford. We prepaid our outstanding term loans with Oxford in the amount of approximately $8.6 million on January 31, 2014.

Gain on Divestiture of cHTS Business. Gain on divestiture of cHTS business is the gain recognized from the Horizon Sale, described above, of $8.6 million, net of $0.2 million of costs to sell.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2014 relates to a loss of $0.2 million recognized as a result of the extinguishment of our term loans on January 31, 2014.

Other Income. Other income is primarily related to the $0.1 million of income recognized from the assignment of our Prednisporin patents, as described above.

Liquidity and Capital Resources

Since our inception in March 2000, we have funded our operations principally through private and public offerings of our equity securities and, to a lesser extent, from debt financing, payments from our collaboration partners and proceeds from litigation. As of June 30, 2014, we had cash and cash equivalents of approximately $16.2 million, which includes $1.9 million of restricted cash. Our funds are comprised of cash and cash equivalents and as such, we do not believe there is significant risk in our investment portfolio as of June 30, 2014.

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

We believe that our existing resources, which include those of Old Epirus, including proceeds from Old Epirus’ sale of its Series B convertible preferred stock in April 2014, will be sufficient to fund our planned operations into the third quarter of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to commence a worldwide Phase 3 clinical trial with BOW015 and continue our preclinical development of BOW050 and BOW030. We expect that these funds will not be sufficient to enable us to seek additional marketing approvals or commercialize any of our pipeline products beyond BOW015.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned Phase 3 clinical trial for BOW015;

•	the progress, timing and costs of manufacturing BOW015, BOW050 and BOW030 for current and planned clinical trials;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for BOW015 and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of our product candidates by us or our partners;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees;

•	the costs of maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

In order to receive regulatory approval, we expect that we will need to obtain substantial additional funding in order to commercialize BOW015, BOW050, BOW030 and other product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on acceptable terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BOW015, BOW050, BOW030 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BOW015, BOW050, BOW030 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

Operating Activities. Our operating activities used cash of $10.2 million and $15.4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in the net cash used in operating activities is primarily attributable to a $10.4 million decrease in research and development expense, including an $8.6 million decrease from terminating all development activities related to Z160.

Investing Activities. Our investing activities provided cash of $15.6 million and $13.8 million for the six months ended June 30, 2014 and 2013, respectively. The cash provided by investing activities for the six months ended June 30, 2014 was due to the $7.2 million of cash proceeds received from the sale of our Exalgo intangible asset and $8.4 million of net cash proceeds received from the divestiture of the cHTS Business. The cash provided by investing activities for the six months ended June 30, 2013 was primarily due to the timing of purchases and maturities of our short-term investments.

Financing Activities. Our financing activities used cash of $8.9 million and less than $0.1 million for the six months ended June 30, 2014 and 2013, respectively. The cash used by financing activities for the six months ended June 30, 2014 was primarily related to the repayment of our term loans. The cash used by financing activities for six months ended June 30, 2013 was primarily related to the issuance of 101,736 shares of common stock resulting in net proceeds of $3.1 million offset by repayment of our term loans.

Cash flows for the third and fourth quarters of the year ending December 31, 2014 will be that of the combined entity and therefore will primarily represent that of Old Epirus.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates and changes in the exchange rate of the United States dollar to the Canadian dollar. As of June 30, 2014, we had unrestricted cash and cash equivalents of $14.4 million. Our cash is deposited in and invested through highly rated financial institutions in the United States and Canada.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of the Company in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against the Company, EB Sub, the members of the Company’s board of directors and Old Epirus. These actions are: Paul Patrick Laky v. Zalicus Inc., et al., Civ. A. No. 14-1380; Michael Ma v. Zalicus Inc., et al ., Civ. A. No. 14-1381; Diane Harrypersaud v. Zalicus Inc., et al., Civ. A. No. 14-1455 (collectively, the “Massachusetts Actions”). On May 21, 2014, plaintiffs Michael Ma and Diane Harrypersaud filed a consolidated amended complaint. The Massachusetts Actions allege that the Company’s board of directors breached its fiduciary duties, and that Old Epirus, the Company and EB Sub aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Actions seek relief including, among other things, to enjoin defendants from proceeding with the Merger, to enjoin defendants from consummating the Merger unless additional procedures are implemented and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Massachusetts Actions, including reasonable attorneys’ fees and experts’ fees.

Between May 1, 2014, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of the Company in the Court of Chancery of the State of Delaware against the Company, EB Sub, the members of the Company’s board of directors and Old Epirus. These actions are: Harvey Stein v. Zalicus, Inc. et al., Case No. 9602; Tuan Do v. Zalicus, Inc. et al., Case No. 9636; and Sy Simcha Mendlowitz and Bennet Mattingly v. Zalicus, Inc., et al., Case No. 9664 (collectively, the “Delaware Actions”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Delaware Actions allege that the Company’s board of directors breached its fiduciary duties, and that Old Epirus and EB Sub aided and abetted the purported breaches, in connection with the proposed Merger. The Delaware Actions seek relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Delaware Actions, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Delaware Actions filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Old Epirus, the Company, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court of Chancery denied plaintiffs’ motion.

Item 1A.	Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC.

In the following discussion of risk factors, references to “Zalicus” refer to the business of Zalicus Inc. as it existed prior to the merger on July 15, 2014, and references to “Old Epirus” refer to the business of EPIRUS Biopharmaceuticals, Inc. prior to the merger on July 15, 2014. References to “we,” “us,” “our,” and similar terms refer to the combined business of EPIRUS Biopharmaceuticals, Inc. after the merger on July 15, 2014.

We are largely dependent on the success of our leading product candidate, BOW015, which has received marketing approval in India. All of our other product candidates are still in preclinical development. If we are unable to obtain regulatory approval for, or successfully commercialize, BOW015, our business will be materially harmed.

Our business prospects and potential product revenues are largely dependent upon our ability to obtain regulatory approval of, and successfully commercialize, BOW015. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India in each case showing equivalence with Remicade as the reference product. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained marketing approval in India for BOW015 for rheumatoid arthritis on the basis of our Phase 3 trial. We currently have an agreement to commercialize BOW015 in India with our partner Ranbaxy Laboratories, or Ranbaxy. As our commercialization strategy evolves, we may, subject to the terms of our agreement with Ranbaxy, engage additional partners and/or choose to sell directly into the Indian market. We anticipate commercializing BOW015 in India by early 2015. Additionally, in conjunction with other potential partners with whom we may form alliances, we intend to file for regulatory approval in additional markets where our current data are deemed sufficient for approval. We expect to commence a Phase 3 trial for BOW015 in Europe in the first half of 2015. If this trial is successful, we intend to pursue regulatory approval for BOW015 in Europe. As discussed in the risk factor, “The regulatory approval process is costly and lengthy and, for biosimilar products, still evolving. We may not be able to successfully obtain all required regulatory approvals.” below, obtaining regulatory approval is costly and uncertain. Even if we obtain regulatory approval for BOW015 in a jurisdiction, we may not be successful in commercializing it in the jurisdiction. If we encounter delays or difficulties in executing our agreement with Ranbaxy to commercialize BOW015 in India, we may be required to seek alternative commercialization partners and/or develop a plan to commercialize BOW015 through direct sales into the Indian market, either of which may delay our ability to launch BOW015 in India by early 2015. We have no direct sales experience in India or elsewhere. Therefore, if we decide to commercialize BOW015 through direct sales we cannot assure you that we would be successful. If we fail to successfully commercialize BOW015, or encounter significant delays in doing so, we may be required to curtail or terminate some or all of our research or development programs and our business prospects, financial condition and results of operations would be materially harmed. To date, we have not yet commercialized BOW015 in any of our target markets, and therefore we have not yet received revenues from the sale of BOW015.

Our other product candidates, BOW030 and BOW050, are both in preclinical development. Before we can commercialize these product candidates we need to:

•	conduct substantial research and development;

•	undertake preclinical and clinical testing, for the purpose of demonstrating bioequivalence with the applicable reference products sampling activity and other costly and time consuming measures;

•	scale-up manufacturing processes; and

•	pursue and obtain marketing and manufacturing approvals and, in some jurisdictions, pricing and reimbursement approvals.

This process involves a high degree of risk and takes many years. Our product development efforts with respect to these product candidates may fail for many reasons, including:

•	failure of the product candidate in preclinical studies, including those required to demonstrate bioequivalence with the reference product;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the bioequivalence of one or more of our product candidates with the applicable reference product;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•	failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the processes used to manufacture the product candidate; or

•	changes in the regulatory environment, including pricing and reimbursement, that make development of our biosimilar product candidates or development of such product candidates for a new indication no longer desirable.

If our product development efforts fail for any of these or other reasons, or we decide to abandon development of a product candidate at any time, we would never realize revenue from those programs and our business could be materially harmed.

We may fail to realize the anticipated benefits of the merger of Zalicus and Old Epirus.

The success of the merger of Zalicus and Old Epirus depends on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Zalicus and Old Epirus in a manner that does not materially disrupt existing relationships or otherwise result in decreased productivity and that allows us to capitalize on the drug development capabilities of the combined company. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

Zalicus and Old Epirus operated independently prior to the completion of the merger. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the merger. To realize the benefits of the merger, we must retain the Old Epirus’ key employees. Specifically, issues that must be addressed in integrating the operations of Zalicus and Old Epirus to realize the anticipated benefits of the merger include, among other things, integrating the research and development operations and systems of the two companies. Integration efforts will also divert management’s attention and resources. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the merger could have an adverse effect on our business and the results of our operations. Such an adverse effect on our business may impact the value of our common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. If we are not able to adequately address these challenges, we may be unable to successfully integrate the two companies’ operations, or to realize the anticipated benefits of the integration of the two companies.

Ownership of our common stock is highly concentrated.

As a result of the consummation of the merger, certain stockholders have beneficial ownership of significant blocks of our outstanding common stock. Immediately following the merger, investment funds affiliated with 5AM Ventures III, L.P., Montreux Equity Partners IV, L.P., TPG Biotechnology Partners III, L.P. and Livzon MabPharm Inc. owned or controlled approximately 17.3%, 17.2%, 17.2% and 12.1% of our outstanding shares of common stock. In addition, three of our directors, Scott Rocklage, Geoffrey Duyk and Daotian Fu are affiliated with 5AM Ventures III, L.P., TPG Biotechnology Partners III, L.P. and Livzon MabPharm Inc., respectively. Such stockholders, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any approval of a change of control, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, even if the outcome sought by such stockholders is not in the interest of our other stockholders. In addition, the significant concentration of stock ownership may result in a lack of liquidity of our common stock or a perception among investors that conflicts of interest may exist or arise, which may adversely affect the value of our common stock.

We expect to incur significant costs in connection with the merger and in integrating the companies into a single business.

We have incurred and will continue to incur significant transaction costs associated with the merger. In addition, we expect to incur significant costs integrating the companies’ operations, product candidates and personnel, which cannot be estimated accurately at this time. These costs may include costs for severance, legal fees and reorganization of facilities and personnel. If the total costs of the merger exceed estimates, or benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

The merger may fail to qualify as a reorganization for U.S. federal income tax purposes, resulting in recognition of taxable gain or loss by Old Epirus stockholders in respect of their Old Epirus common stock or Old Epirus preferred stock.

We intend the merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986. However, if the merger fails to qualify as a reorganization, each Old Epirus stockholder generally will be treated as exchanging his, her or its stock in Old Epirus in a fully taxable transaction for the merger consideration.

Risks Relating to the Development, Manufacturing and Commercialization of Our Products

If an improved version of a reference product, such as Remicade is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

We are developing and commercializing follow-on versions of approved, reference biological products. Such follow-on products are known as biosimilars. Innovator companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain regulatory approval of the improved version under a new or supplemental application filed with the applicable regulatory authority. Should the innovator company succeed in obtaining an approval of an improved biologic product, it may capture a significant share of the collective reference product market in the applicable jurisdiction and significantly reduce the market for the reference product and thereby the potential size of the market for our product candidates. In addition, the improved product may be protected by additional patent rights and thereby subject our follow-on biosimilar to claims of infringement.

Additionally, competition in the biotechnology industry is intense. Reference biologic products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference products to our biosimilar product candidates, such as Remicade, or our pipeline products, such as Humira, sales of the reference biologic products may be significantly and adversely impacted and may render the reference product obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our biosimilar products and product candidates, and the value for our product pipeline could be negatively impacted. As a result of the above factors, our business, prospects and financial condition could suffer.

The pharmaceutical and biosimilar product candidates, if approved, will face significant competition from the reference products and from other pharmaceuticals approved for the same indication as the reference biologic products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We expect to enter highly competitive pharmaceutical and biotechnology markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Celltrion and Hospira, Inc., are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining regulatory approvals of products. If we do not effectively compete with these potential competitors, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Use of our product candidates could be associated with side effects or adverse events.

As with most pharmaceutical and biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaborators to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which would harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product related adverse events to the satisfaction of any regulatory agency in a jurisdiction where we are seeking to commercialize our products in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we are successful in commercializing the most advanced biosimilar in our pipeline, BOW015, or any other of our pipeline product candidates, then regulatory agency regulations may require that we report certain information about adverse medical events according to timelines that may vary from jurisdiction to jurisdiction. The timing of our obligation to report may be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval of future products. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop BOW015, or any of our pipeline product candidates, conduct our clinical trials and commercialize BOW015, or any future pipeline product candidates we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our chief executive officer, chief financial officer, senior vice president of clinical, regulatory and manufacturing, vice president of program management, and vice president of manufacturing and quality, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of BOW015, or any future products we develop.

Although we have not historically experienced significant difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

We expect to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our product candidates, as well as local market access in jurisdictions where we intend to pursue our In Market, For Market commercialization strategy. If we are unsuccessful in forming or maintaining these alliances on favorable terms, or if such alliances do not prove to be as successful as we anticipate, our business could be adversely affected.

Our In Market, For Market strategy for development and commercialization of our biosimilar product candidates in key emerging markets is based on the assumption that we will enter into collaborative relationships with local entities to facilitate our access to and penetration into such markets. We also have limited or no capabilities for independent manufacturing, sales, marketing and distribution. For example, we have entered into a binding term sheet with Livzon for the development and commercialization of BOW015 and other pipeline biosimilar products to be agreed with Livzon in China, using our In Market, For Market strategy. We retain global rights to commercialize BOW015 and the other pipeline biosimilar products outside of China, subject to our other agreements with third parties. In the future, we expect to form alliances with other companies that are based in our target markets and that have expertise in development, manufacture and commercialization of biologics and biosimilar products in our target markets to enable us to expand the commercialization opportunities for our product candidates. In such alliances, we would expect our partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally, or to bring product candidates to market. Failure to bring our product candidates to market would prevent us from generating sales revenue, and this would substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. As a result, our business may be adversely affected.

Our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of regulatory authorities in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing regulations and standards; (3) fraud and abuse and anti-corruption laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, bias, misconduct, kickbacks, self-dealing and other abusive practices, and these laws may differ substantially from country to country.

These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. While we have in place a Code of Business Conduct and Ethics, it is not always possible to identify and deter misconduct by employees and other third parties. Moreover, the precautions we take to detect and prevent this activity may not be effective in controlling misconduct or prevent governmental investigations or proceedings or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in subsidized healthcare programs in a given country, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws could subject us to significant penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. Certain of the jurisdictions in which we expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. In addition, our business outside of the United States often is heavily regulated and therefore involves significant interactions with “foreign officials.” In many countries outside of the United States, health care professionals who serve as investigators in our clinical studies, or prescribe or purchase our commercialized products are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA. We rely on local and strategic business partners to produce and commercialize our products in certain markets outside of the United States, and we rely on distributors and other intermediaries to sell and distribute our products internationally. If we, or our business partners or intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to our Reliance on Third Parties

We rely on third parties to conduct and oversee our clinical trials for our biosimilar product candidates, and expect to continue to do so as we progress the development of our pipeline product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

We rely upon third-party contract research organizations, or CROs, to monitor and manage the clinical sites and investigators for our ongoing clinical programs, and to audit and verify the data produced by these parties. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any CROs engaged by us or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of our planned Phase 3 clinical trial of BOW015 in Europe and for other clinical trials for products we are developing or may develop in the future, and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities.

We and any CROs that we engage are required to comply with Good Clinical Practice, or GCP, requirements which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide any assurance that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Phase 3 clinical trials, such as that planned for BOW015 in Europe, require a substantial number of patients that can allow statistically significant results. Delays in site initiation or unexpectedly low patient recruitment rates may delay the results of the clinical trial. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. Further, if our relationship with any CRO that we engage to perform services on our behalf is terminated, we may be unable to enter into arrangements with an alternative CRO on commercially reasonable terms, or at all. Switching or adding CROs can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationship with our CROs, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely on third parties, and in some cases a single third-party, to manufacture preclinical and clinical supplies of our product candidates, to store critical components of our product candidates for us, and also to commercialize our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates at acceptable quality levels and on commercially reasonable terms, or fail to commercialize our products in accordance with the terms of our agreements with them.

We do not have the infrastructure or capability internally to manufacture supplies of our biosimilar product candidates for use in the conduct of our preclinical and clinical studies or a commercial scale. Moreover, we do not intend to establish an internal manufacturing capacity in the future. We rely on third party manufacturers, including our Indian-based contract manufacturer, Reliance Life Sciences, or RLS, to manufacture and supply us with our biosimilar candidate BOW015 for our preclinical and clinical studies. Additionally, we rely on an agreement with Ranbaxy to commercialize BOW015 in India and certain North African and Asian countries. We also have an agreement with Fujifilm Diosynth Biotechnologies U.S.A., Inc. for clinical and commercial supply of BOW015 and for process development with a view to future clinical and commercial supply of our pipeline product candidates. Developing successful scale up techniques for manufacture of our biosimilar product candidates for commercial quantities will be time consuming and may not yield the quantities of product that we anticipate, which may have a material impact on our ability to successfully commercialize our product candidates. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide production capacity constraints, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Any failure or refusal to supply the components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. Although we endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our future product candidates in order to protect against any disruption in product supply, we cannot assure you that we will be able to find a suitable alternative manufacturer who is permitted to supply product under applicable regulatory laws, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

If any of our product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to produce our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

We also rely on third parties to store the BOW015 master and working cell bank, and those of our pipeline product candidates. We have one master cell bank and one working cell bank and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

Further, we are currently party to an agreement with Ranbaxy, pursuant to which we granted to Ranbaxy exclusive rights under our intellectual property and regulatory materials relating to BOW015 in order to develop and commercialize BOW015 in India and certain other countries in Asia and North Africa. Pursuant to this agreement, Ranbaxy has agreed to distribute and sell BOW015 in India under the marketing authorization granted for BOW015. If we encounter delays or difficulties in executing our agreement with Ranbaxy to commercialize BOW015 in India, we may be required to seek alternative commercialization partners and/or develop a plan to commercialize BOW015 through direct sales into the Indian market, either of which may delay our ability to launch BOW015 in India by early 2015. We have no direct sales experience in India or elsewhere. Therefore, if we decide to commercialize BOW015 through direct sales we cannot assure you that we would be successful.

Where we apply our In Market, For Market strategy for commercialization of our product candidates in emerging markets, we expect to transfer our cell lines and certain proprietary manufacturing technology to our third party partners in order to permit locally-based manufacture by our partners of our biosimilar products. If our alliances with these partners terminate, our business could be harmed if such former partners continue to use our technology in such countries following termination, in breach of our agreements with them.

Under our proposed collaboration with Livzon, and under future In Market, For Market collaborations, we expect to transfer the manufacture and certain development and commercialization responsibilities for BOW015 and certain of our pipeline product candidates to Livzon and other future collaborators, along with certain of our SCALE manufacturing technology, and to provide technical assistance in such territories to assist our partners in establishing manufacturing capacity or modifying their existing manufacturing capacity for the production of our biosimilar product candidates. If our alliances with Livzon and any future partners are not successful, or our agreements with such partners are terminated, our agreements will include terms that require the partners to immediately cease any use of our technology, and to return to us any tangible embodiments of such technology, including our cell lines. However, our former partners may fail to comply with these terms, and may continue to use our technology to manufacture and sell biosimilar products in such countries, in breach of our agreements with them. In such case, we may be forced to enforce our contractual and intellectual property rights in the applicable countries, which would be time-consuming and costly, and would divert substantial management time and resources from other aspects of our business. Further, although we endeavor to include dispute resolution provisions in our agreements that are fully enforceable irrespective of the jurisdiction, including by the use of arbitration, countries outside the United States where we have In Market, For Market collaborations may not provide the same level of protection for our contractual and intellectual property rights, and there is no guarantee that we would be successful in preventing a party to whom we have transferred our technology from continuing to use our cell lines and technology to manufacture biosimilar products, in which case our business in those countries could be adversely affected.

In certain countries where we expect to commercialize our product candidates, under applicable laws, it is necessary for us to rely on locally established third parties to act as the holder of marketing approvals or authorizations for our product candidates in such countries. Our business could be harmed if those third parties fail to comply with the terms of such marketing authorizations or approvals, or fail to act in accordance with our instructions in relation to the marketing and sale of our product candidates covered by such authorizations or approvals.

In some circumstances, it may be necessary as a matter of applicable local law, for the marketing and manufacturing approvals for our biosimilar products to be held by a third party that is not one of our affiliates. For example, our marketing approval in India for BOW015 is currently held in the name of our manufacturing partner, RLS, which also holds the manufacturing approval for BOW015. The marketing approval held by RLS for manufacture and sale of infliximab in India is based on and is specific to the data arising from our clinical trials conducted with respect to BOW015, which data is owned solely by us, and RLS therefore has no right to commercialize BOW015 in India or in any other country independently of us on the basis of such marketing authorization. We have a manufacturing and supply agreement in place with RLS that includes provisions that permit us to have oversight over RLS’s activities in order to protect against breach by RLS of the terms of such marketing approval, and we will seek to include equivalent contractual protections in future agreements with third parties that hold regulatory approvals on our behalf. However, there is no guarantee that RLS or any other such third party will comply with the terms of the marketing authorization for the applicable biosimilars or with applicable laws. Where permissible under applicable laws, we also seek to provide for transfer of rights in any regulatory approval to an alternative holder on termination of our agreements with such third parties, and we also endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our future product candidates in order to protect against any disruption in product supply. However, we cannot assure you that we will be able to find an alternative holder for any such regulatory approvals in a timely fashion, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. Any non-compliance with applicable laws or the terms of regulatory approvals by such third parties could result in the permission to market and sell the applicable product candidate being revoked in one or more countries, which would materially jeopardize our right to commercialize BOW015 in India and such other countries.

We expect to partner with third parties, including under our proposed collaboration with Livzon, in connection with the development of certain of our product candidates. If we do not mutually agree upon terms with our prospective partners governing such collaborations within the period for negotiation of such terms, we may not be able to proceed with the development and commercialization of our product candidates in the affected countries. Even if we do enter into such agreements, and we believe that the development of our technology and product candidates is promising, our partners may choose not to proceed with such development.

We have entered into a binding term sheet with Livzon for development and commercialization of BOW015 and up to four other biosimilar pipeline products in China and related territories. This proposed collaboration with Livzon is based on our In Market, For Market strategy, under which we would work with Livzon to establish local manufacturing capacity for the relevant product candidates. Our binding term sheet sets forth a specified period for negotiation of a definitive agreement that will formalize all of the terms of such collaboration. If we fail to mutually agree upon terms governing our prospective collaborations with Livzon within the specified negotiation period, subject to any agreed-upon extension of such period, then this term sheet will expire, and we may not be able to progress our plans to develop and commercialize our product candidates in China. Although we believe that there are appropriate alternative partners in each territory, there is no guarantee that we could identify and negotiate satisfactory terms with any such alternative partner, or that we could do so in a timeframe that would not compromise our ability to commercialize our product candidates.

Our agreements with our partners will often include the right for our partner to terminate the agreement on short notice upon the occurrence of certain circumstances. Accordingly, even if we enter into agreements with third party partners in all of the territories where we intend to pursue commercialization of our product candidates, and we believe that the development of such product candidates are worth pursuing, our partners may choose not to continue with such development. If any of our partnerships are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new partner on short notice, and the terms of any additional partnerships or other arrangements that we establish may not be favorable to us, if an alternative partner is even available.

We are also at risk that our partnerships or other arrangements may not be successful. Factors that may affect the success of our partnerships include the following:

•	our partners may incur financial and cash-flow difficulties that force them to limit or reduce their participation in our joint projects;

•	our partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others;

•	our partners may terminate their partnerships with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and

•	our partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.

If we cannot maintain successful partnerships, our business, financial condition and operating results may be adversely affected.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

Our business strategy incorporates significant international expansion, with initial focus on emerging markets such as India, China and Brazil. We plan to engage in manufacturing, maintain sales representatives and conduct clinical trials outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•	multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	limits in our ability to penetrate international markets;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation, and insurance; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm any future international expansion and operations and, consequently, could adversely affect our business prospects.

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We will require substantial additional funds to obtain regulatory approval for and commercialize our biosimilar product candidates and any future pipeline product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, we have devoted substantial resources to the preclinical and clinical development of our most advanced biosimilar product candidate, BOW015, a proposed biosimilar of Remicade (infliximab). We will incur substantial costs for our Phase 3 trial for BOW015 in Europe, which is expected to commence in 2015. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of our current pipeline of biosimilar product candidates, including under our intended collaboration with Livzon in China and the development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of BOW015 in all of the markets in which we plan to commercialize the product and our pipeline of other product candidates.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2015. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may also seek to raise additional funds before that time if our research and development expenses exceed current expectations, our collaboration funding is less than current assumptions or expectations, or we encounter obstacles to our development and commercialization of our product candidates that were not anticipated. This could occur for many reasons, including:

•	our product candidates require more extensive clinical or pre-clinical testing, our research and development programs for our product candidates do not proceed as expected, our clinical trials take longer to complete than we currently expect or our clinical trials are not successful;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more of our pre-clinical product candidates than expected into early stage clinical trials;

•	our revenue generating collaboration agreements are terminated;

•	the time and costs involved in obtaining regulatory approvals are higher than anticipated in one or more jurisdictions where we are seeking to manufacture and/or market our products;

•	some or all of our product candidates fail in clinical or pre-clinical studies or prove to be less commercially promising than we expect or we are forced to seek additional product candidates;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties;

•	we determine to enter into a business combination or acquire or license rights to additional product candidates or new technologies;

•	the cost of regulatory, manufacturing and commercialization activities, if any, relating to our product candidates, are higher, or take longer to establish than anticipated; and

•	we are subject to litigation in relation to our activities with respect to our product candidates, including potential patent litigation with innovator companies or others who may hold patents.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of our common stock. There can be no assurance that we will be able to access equity or credit markets in order to finance our operations or expand development programs for any of our product candidates, or that there will not be a deterioration in financial markets and confidence in economies. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs.

We have a history of operating losses. We expect to incur significant operating losses and may never be profitable. Our common stock is a highly speculative investment.

Old Epirus incurred operating losses since its inception, and was never cash-positive. As of March 31, 2013, Old Epirus had an accumulated deficit of $52.3 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug discovery technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

Except for BOW015, our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we ever achieve profitability, we may not be able to sustain it.

Risks Related to Regulatory Approvals

The regulatory approval process is costly and lengthy and, for biosimilar products, still evolving. We may not be able to successfully obtain all required regulatory approvals.

The pre-clinical development, clinical trials, manufacturing, marketing, testing, approval, and labeling of pharmaceutical and biological products, including biosimilars, are all subject to extensive regulation by numerous regulatory authorities throughout the world. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. It is not possible to predict with any specificity how long the approval processes of the applicable regulatory authorities for any of our products will take or whether any such approvals ultimately will be granted on a timely basis or at all. Moreover, we expect to seek regulatory approvals in jurisdictions in which we have limited experience navigating the regulatory frameworks, or where the regulatory frameworks for the approval of biosimilars are not well-developed and are constantly evolving. In particular, the regulatory standards applicable to establish biosimilarity vary by jurisdiction. The last ten years has seen the establishment in many jurisdictions of a formal regulatory regime for review and approval of biosimilar products, but these regimes are at differing stages of development, with often limited harmonization between major jurisdictions. We plan to continue to analyze and incorporate into our biosimilar development plans any new laws, regulations, or policies promulgated or established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon application of any laws and regulations issued by the relevant regulatory authorities.

Regulatory agencies generally have substantial discretion in the pharmaceutical and biologic/biosimilar approval processes, and positive results in pre-clinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, pre-clinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or medical device to meet a regulatory agency’s requirements for safety, efficacy and quality. In addition, regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

Clinical trials can be delayed for a variety of reasons, including delays related to:

•	ongoing discussions with the regulatory authorities regarding the scope or design of clinical trials, or obtaining approval from regulatory authorities to commence a trial;

•	delays or the inability to obtain required approvals from ethics committees or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•	lack of effectiveness of a product candidate in other clinical trials;

•	lack of sufficient funds for further clinical development;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct clinical trials;

•	unfavorable regulatory inspection of a manufacturing, testing, labeling or packaging facility for drug substance or drug product;

•	unfavorable regulatory inspection and review of a clinical or pre-clinical trial site or records of any clinical or pre-clinical investigation;

•	serious and unexpected drug-related side effects or serious adverse safety events experienced by participants in clinical trials or by patients following commercialization; or

•	the placement of a clinical hold on a product candidate in an ongoing clinical trial.

We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of patients, or demonstrate equivalence of our product candidates with the applicable reference products, begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products are equivalent to the applicable reference products, or sufficiently active, safe, or effective and as a result we may decide to abandon further development of such product candidates. Additional clinical trials may be required if clinical trial results are negative or inconclusive, or insufficient to obtain regulatory approval in one or more countries under applicable laws regulating biosimilar products, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and will not become profitable. We may encounter significant delays in the regulatory process that could result in excessive costs that may prevent us from continuing to develop our product candidates. In addition, the failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, product recalls, withdrawal of product approval, mandatory restrictions or other actions that could impair our ability to conduct our business.

Even if we receive regulatory approvals for our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we fail to comply with continuing regulatory requirements, we could lose regulatory approvals, and our business would be adversely affected.

Even if we obtain regulatory approvals for our product candidates, we will be subject to extensive and continued regulatory review regarding manufacturing, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping, among other activities. These requirements include submissions of safety and other post-marketing information and reports, manufacturing facility registration and inspection, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

•	product seizure or detention, recalls, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The laws, regulations, and policies of the regulatory authorities may change and additional laws, regulations, and policies may be enacted or established that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Risks Related to Intellectual Property

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

Although we aim to launch our biosimilar product candidates in markets where we are not aware of any valid patent protection covering the reference biologic product, or in some cases where the fundamental patent protection for the reference product has expired, if a third party holds a patent to a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for such patent to expire. Our business will be harmed if we are unable to use the optimal formulation of our product candidates, which may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is only available on terms that are unacceptable. In the case of our biosimilar product candidates, this may prevent us from establishing the equivalence to the reference biologic product required to gain regulatory approval for sale of such biosimilar product within a time frame that would make the commercialization of the affected biosimilar product candidate commercially viable.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

We rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. This includes our rights in our proprietary SCALE technology, which is critical to the success of our In Market, For Market strategy for commercialization of our product candidates in emerging markets.

As part of our efforts to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us, and we include equivalent provisions in all of our material collaboration and license agreements. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, third parties, including our competitors, may independently develop substantially equivalent proprietary information and technologies or otherwise lawfully gain access to our trade secrets and other confidential information. In such a case, we would have no right to prevent such third parties from using such proprietary information or technologies to compete with us, which could harm our competitive position.

In addition, where we enter into In Market, For Market collaborations to develop and commercialize our product candidates in emerging markets, these collaborations are expected to involve the establishment in such countries of independent manufacturing capacity for the applicable product candidates. Establishing such manufacturing capacity is expected to involve certain technology transfer by us to our strategic partners, and the provision by us of technical assistance in connection with such transfer. If our agreements with our collaborators are terminated, although these agreements provide that our former partners have no further rights in the transferred technology, such third parties could use the technology and know-how they received from us to continue to develop and commercialize the applicable products, in breach of our agreements with them, and which would materially impact our revenues from commercialization of our product candidates. In such case, it may be necessary for us to become involved in litigation or arbitration to retain and defend our rights in such technology, and to prevent such commercialization. Any such proceedings, which would be likely to be conducted in a country outside the United States would be costly and time consuming, and would divert significant management time and resources, with no guarantee of a successful outcome.

Litigation or third-party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes in these proceedings could limit our intellectual property rights and our activities.

We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also utilized by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or equivalent patent bodies in other territories. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement.

Our efforts to obtain, protect and defend our intellectual property rights, whether we are successful or not, may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us. In addition, intellectual property litigation, whether we are successful or not, can be very expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. During the course of any litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

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

Industry Related Risks

If efforts by manufacturers of reference products to delay or limit the use of biosimilars are successful, our sales of biosimilar products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars. These efforts have included sponsoring legislation to prevent pharmacists from substituting biosimilars for prescribed reference products or to make such substitutions more difficult by establishing notification, recordkeeping, and/or other requirements, as well as seeking to prevent manufacturers of biosimilars from referencing the brands of the innovator products in biosimilar product labels and marketing materials. If these or other efforts to delay or block competition are successful, we may be unable to sell our biosimilar product candidates, which could have a material adverse effect on our sales and profitability.

Foreign governments tend to impose strict price controls, which may adversely affect our revenue, if any.

In some foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control. This is likely also to apply to pricing of biosimilar products. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

We may have significant product liability exposure which may harm our business and our reputation.

Although our product candidates are biosimilar products, and are designed to be equivalent against reference products that have an established safety record in the indications in which they are marketed and used, we face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for BOW015, or any future product candidates;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of BOW015, and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses in all the jurisdictions in which we seek to market and sell our products. As we obtain approvals for marketing BOW015 and any other product candidates in more jurisdictions, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Risks Related to an Investment in Our Common Stock

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock.

In connection with the merger, we effected a reverse split of our common stock to enable us to comply with The NASDAQ Capital Market’s minimum bid price listing requirement. Notwithstanding the reverse stock split and compliance with The NASDAQ Capital Market’s minimum bid price listing requirement, we may not be able to maintain a price per share of our common stock in excess of $1.00 per share or the additional criteria for continued listing of our common stock set forth by The NASDAQ Capital Market. The occurrence of any future non-compliance with The NASDAQ Capital Market’s minimum bid price or other listing requirements may have a material adverse effect on our stock price, our business and our prospects.

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

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

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

Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the DGCL and our charter, our directors may be removed by stockholders only for cause and only by vote of the holders of 75% of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition our amended and restated bylaws limit the ability our stockholders to call annual meetings of stockholders.

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

Under Section 203 of the DGCL, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction in advance. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. The potential inability to obtain a control premium could reduce the price of our common stock.

Item 5.	Other Information

BUSINESS

Overview

We are a commercial-stage biotechnology company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. Our lead product candidate is BOW015, a biosimilar version of Remicade (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, achieved approximately $8.4 billion in global sales in 2013. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained manufacturing and marketing approval in India for BOW015 as a treatment for rheumatoid arthritis. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, in each case showing equivalence with Remicade. We anticipate announcing the final 54 week safety data from the completed Phase 3 study in the third quarter of 2014. We also expect to initiate additional clinical work to support European approval in the first half of 2015 and have been designing this clinical program in consultation with European regulatory bodies. Our pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW030, a biosimilar version of Avastin (bevacizumab), which is marketed by Genentech/Roche and used to treat a variety of cancers. Both BOW050 and BOW030 are in preclinical development. Collectively, Remicade, Humira and Avastin generated $26.2 billion in global sales in 2013 according to EvaluatePharma. We are advancing development and commercialization partnerships for our product candidates in China and India, as well as in additional markets in Southeast Asia and North Africa and pursuing opportunities for developments and commercial partnerships in Brazil.

Biosimilars are highly similar versions of already approved biological drug products, referred to as reference products. We are currently focused on developing biosimilars to therapeutic monoclonal antibodies, or MAbs. We seek to take advantage of a convergence of four trends shaping the global market for MAb biosimilars. First, the market for MAbs is large and growing, and comprises many of the top-selling therapeutics in the world. According to EvaluatePharma, sales of MAbs accounted for $61.8 billion globally in 2013 and grew at a compound annual growth rate of 14% from 2010 through 2013. We seek to develop and commercialize biosimilars to address the global market, outside North America and Japan, at a cost that is expected to be less than that incurred by the innovators of the respective reference products. Second, sixteen MAbs, representing $43.3 billion of global sales in 2013, are expected to lose patent protection globally by 2020, creating an opportunity for companies focusing on biosimilars to the referenced MAbs. Third, defined but diverse commercial and regulatory frameworks exist globally for the introduction of biosimilars, including MAb biosimilars. Fourth, MAbs are often very expensive. In many countries outside the United States, public and private payors are seeking to lower the cost of biologics and improve patient access to these important medications. This favors biosimilar versions of biologics that are priced at a discount to the branded reference products.

Our product candidates are enabled by our proprietary, fully-integrated manufacturing platform, SCALE™, which enables turn-key, locally-based manufacturing of biosimilars for direct supply into global markets. We intend to leverage the SCALE platform to manufacture biosimilars locally in countries that require local production. We believe that our SCALE platform provides us with a competitive advantage by giving us the ability to accelerate access to our biosimilar candidates in many emerging markets.

Our strategy for commercial success relies on tailored approaches to address the diversity of target global markets. We will direct our initial commercial efforts at markets in which we can leverage either our existing regulatory package, in the case of BOW015, or an initial regulatory package for which approval has been granted in one or more countries. In a second category of markets, in which additional clinical work may be necessary to secure approval, and where local authorities encourage local production, we intend to collaborate with local partners to enable in-country production of our products using our SCALE manufacturing platform. Finally, in other international markets, such as Europe, which require a separate regulatory approval or may reference a European product approval package, we intend to commercialize our products using a licensing or distribution model in conjunction with direct sales. We believe that the combination of early launch in emerging markets and a subsequent launch in Europe is the optimal ramp for building a high-growth global biosimilars business. We currently have an agreement to commercialize BOW015 in India with our partner Ranbaxy Laboratories, or Ranbaxy. As our commercialization strategy evolves, we may, subject to the terms of our agreement with Ranbaxy, engage additional partners and/or choose to sell directly into the Indian market. We anticipate commercializing BOW015 in India by early 2015. Additionally, with Ranbaxy and/or other potential partners, we intend to file for regulatory approval in additional markets where our current data are deemed sufficient for approval. We expect to commence a Phase 3 trial for BOW015 in Europe in the first half of 2015. If this trial is successful, we intend to pursue regulatory approval for BOW015 in Europe. To date, we have not yet commercialized BOW015 in any of our target markets, and therefore we have not yet received revenues from the sale of BOW015.

Products

Our product pipeline contains three products at different stages of preclinical and clinical development. The most advanced of these is BOW015 (infliximab), which has received marketing and manufacturing approval in India, and for which we have reported favorable Phase 1 and Phase 3 clinical data. The Phase 3 trial met its predefined primary endpoint and demonstrated comparability of BOW015 to Remicade, as measured by the standardized American College of Rheumatology 20% improvement scoring system (ACR20) response, in severe rheumatoid arthritis patients. The study also showed no meaningful differences between BOW015 and Remicade with regard to safety or immunogenicity. Our other pipeline products, BOW050 (adalimumab), a proposed biosimilar to Humira, and BOW030 (bevacizumab), a proposed biosimilar to Avastin, are in preclinical development and, if successful, intended to reach the market at approximately the time of patent expirations in our target markets.

BOW015 (Infliximab)

Our lead program is BOW015, a biosimilar version of Remicade. Remicade is a prescription product marketed globally by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of inflammatory diseases including rheumatoid arthritis, Crohn’s Disease, ankylosing spondylitis, psoriatic arthritis and psoriasis. Sales of Remicade were $8.4 billion worldwide in 2013. We have conducted extensive bioanalytical and physicochemical comparisons of BOW015 to Remicade and have data from a Phase 1 study in the United Kingdom and a 189-patient Phase 3 double blind comparator study in India demonstrating bioequivalence, safety and efficacy of BOW015. In March 2014, BOW015 was granted manufacturing and marketing approval in India through our manufacturing partner RLS for use for rheumatoid arthritis. We expect that BOW015 will be launched in India by early 2015 and additional territories thereafter leveraging the Indian regulatory package.

BOW050 (Adalimumab)

We are currently evaluating development and commercialization opportunities for BOW050 as a proposed biosimilar to Humira in a range of target markets, including in the context of our collaboration with Livzon MABpharm Inc., or Livzon, and other potential partners. Humira (marketed by AbbVie) is an inhibitor of TNF-a used to treat inflammatory diseases, including rheumatoid arthritis and certain other forms of adult and pediatric arthritis, ankylosing spondylitis, inflammatory bowel disease, and chronic psoriasis and psoriasis. According to EvaluatePharma, global sales of adalimumab in 2013 were $11 billion. Physiochemical characterization of BOW050 is ongoing and the product may enter clinical trials in 2015, providing for a path to filing and potential approval and commercialization by the time of Humira’s 2018 loss of exclusivity in Europe and other regions.

BOW030 (Bevacizumab)

We are in the early stages of development of a biosimilar version of Avastin (marketed by Genentech/Roche), an inhibitor of angiogenesis, a molecule that slows the growth of new blood vessels. Avastin is indicated for the treatment of a variety of cancers, including certain colorectal, lung and renal cancers. According to EvaluatePharma, global sales of Avastin in 2013 were $6.7 billion. We expect to initiate clinical trials of BOW030 in 2016.

Management

Our senior management team has more than 150 years of collective experience in the biopharmaceutical industry. In addition, various members of our management team and our board of directors have worked for prominent biotechnology and pharmaceutical companies including Amgen, Biogen Idec, Pfizer, Wyeth (acquired by Pfizer), Genzyme, Shire, Cephalon, Millennium, Takeda, BioAssets (acquired by Cephalon), Cubist Pharmaceuticals, Invida (acquired by Menarini), Kythera, Therion Biologics and ToleRx. Our president and CEO, Amit Munshi, was a co-founder, and the chief business officer at Kythera Biopharmaceuticals, which underwent a successful IPO on NASDAQ in 2013. Mr. Munshi has more than 24 years of pharmaceutical and biotechnology experience in both the United States and internationally, including general management, product development, licensing and business development.

Strategy

Our strategy for commercial success relies on tailored approaches to address the diversity of our target global markets. We see three major categories of target markets with corresponding market strategies. Specifically, we intend to leverage our pipeline of biosimilar MAbs to emerge as a leading biopharmaceutical company, initially focused on the development and commercialization of biosimilars in markets outside North American and Japan. Opportunities to develop and commercialize products in North America and Japan will be assessed over time, and may include direct, partnered, or a combination of direct and partnered approaches. The key elements of our current strategy include the following:

•	Commercializing our lead product BOW015 in initial markets with the existing clinical and regulatory package. These markets are likely to reference and accept as the basis for approval the Indian BOW015 regulatory package and the current data set and also allow importation of BOW015 manufactured outside of such market. In these markets, we intend to establish licensing and distribution arrangements with partners to generate near term revenue from sales of BOW015 manufactured by our manufacturing partners, including RLS. We will prioritize commercialization efforts for BOW015 among our target markets based on overall market revenue potential and the quality of potential partnerships. Under the terms of our existing license agreement, Ranbaxy is responsible for the commercialization of BOW015 in India and selected Southeast Asian and North African countries. In March 2014, our Indian manufacturing partner, RLS, obtained approval from regulatory authorities in India for the manufacture, marketing and sale of BOW015 in India for use in rheumatoid arthritis. Final manufacturing site authorization was received in July 2014. The approval was based on the 16-week data from our double blind Phase 3 trial comparing BOW015 to Remicade as the reference product. This is the first regulatory approval in any country for one of our biosimilar products.

•	Establishing commercialization partnerships and leveraging our proprietary SCALE manufacturing technology in local production markets. For markets that may require additional data above and beyond that submitted for Indian regulatory approval, and which require local manufacture of BOW015, we expect to establish commercialization partnerships, and that any necessary additional local studies will be supported by our partners, in partnership with us. In these markets, we expect to, as appropriate, leverage our proprietary SCALE manufacturing technology to generate In Market, For Market manufacturing solutions.

•

Conducting additional clinical studies where required to launch in established markets. For markets that may require more extensive clinical studies, such as Europe, we intend to conduct these studies for BOW015. Upon obtaining regulatory approval for BOW015 in Europe, we intend to establish licensing and distribution arrangements with appropriate commercial partners, and in certain countries to establish direct commercialization efforts to drive sales of BOW015. We intend to leverage our experience in developing and commercializing BOW015, our global partnerships, and our proprietary SCALE manufacturing technology, as appropriate, to develop and commercialize our existing pipeline of products as well as additional product candidates that are under consideration.

Initial Markets

In January 2014, we entered into an agreement with Ranbaxy to commercialize BOW015 in India and other selected Asian and North African markets, pending marketing authorization in those jurisdictions. These markets, including India, do not require that BOW015 be manufactured within the applicable country. We will be responsible for any additional development activities required by Indian regulatory authorities. Ranbaxy is responsible for all marketing and commercialization activities with respect to BOW015 in India, as well as any costs associated with development, regulatory filings and marketing and commercialization in the additional countries covered by the agreement. Under the terms of the agreement, we will supply Ranbaxy with commercial products, and Ranbaxy will be required to make payments to us upon achievement of certain development and sales milestones for BOW015, as well as to pay us a royalty on net sales of BOW015 in all territories covered by the agreement. As our commercialization strategy evolves, we may, subject to the terms of our agreement with Ranbaxy, engage additional partners and/or choose to sell directly into the Indian market. We expect to commercially launch BOW015 in India by early 2015.

In addition to India and the other countries covered by our agreement with Ranbaxy, we believe that the Indian regulatory dossier for BOW015 will be sufficient to achieve regulatory approval in a range of South and Central American countries. We expect to grant rights to commercialize BOW015 in these countries, pending receipt of marketing authorization, through a licensing structure similar to the approach taken in India.

Local Production Markets

In a second category of markets, in which additional clinical work may be necessary to secure approval, and where local authorities encourage local production, we seek to partner with established local companies to navigate the regulatory and commercial landscape. In these markets, collaborations with local partners will enable each partner to perform in-country manufacture of the applicable biosimilar products using our SCALE manufacturing platform. Where such local partners have manufacturing infrastructure already established and available, we may leverage this infrastructure to facilitate local manufacturing. In these markets, we believe we can create a competitive advantage through the deployment of our In Market, For Market manufacturing solution by leveraging SCALE. We are currently progressing partnerships in both Brazil and China.

Governments in emerging markets such as those in the second category described above either mandate or have a strong preference for local manufacture and supply of pharmaceutical products and have implemented frameworks and/or established various incentives for such local production. These incentives may include facilitating access to funding, acceleration of the regulatory review process, improved or preferential access to government tenders and direct or indirect trade barriers on imported products.

We intend to leverage two approaches to facilitate In Market, For Market production. First, in countries where manufacturing know-how or infrastructure is not already present, we intend to assist a local partner in developing the requisite know-how and infrastructure by providing access to our SCALE manufacturing technology platform. SCALE is an integrated platform for multi-use disposable biological manufacturing that features a small footprint, flexible scalability and minimal infrastructure requirements. We intend to offer this SCALE platform to partners who lack the necessary expertise, infrastructure, and/or know-how for manufacturing biologic products to global standards. Implementation of SCALE entails the custom-fit of modular, single-use, disposable manufacturing suites. The modular nature of SCALE allows us to work with selected local partners to incorporate the SCALE manufacturing platform in a straightforward fashion within a build-out or expansion of manufacturing facilities by such local partners. Multiple biologic products can be manufactured in a single SCALE enabled facility. With this approach, we can capture the value of being an in-market producer of biosimilar pharmaceuticals in various important markets that currently lack biologics manufacturing infrastructure and expertise. Second, where the selected partner possesses or has access to local manufacturing infrastructure and/or know-how, we may leverage such existing infrastructure by providing appropriate technology transfer and technical expertise and training to our local partner in order to accelerate In Market, For Market manufacturing of products covered by our agreement with the local partner.

In Brazil, the government directly purchases a significant portion of all biopharmaceutical products. The Brazilian Ministry of Health has initiated the Productive Development Policy, or PDP, to establish a formalized pathway to access this public market. The PDP is a collaborative arrangement between public and private entities, and requires a full transfer of product and manufacturing technology into Brazil to gain access to the public markets. We are currently selecting the ideal set of potential partners for Brazil. We are currently working with a number of companies that may be appropriate commercial partners to identify the ideal path to gain access to the PDPs and government markets.

In China, the central and provincial governments encourage local production of biopharmaceuticals. In March 2014, we entered into a binding term sheet for the negotiation of a collaboration with Livzon, a subsidiary of Livzon Pharmaceutical Group Inc., under which we expect to collaborate in the development and commercialization of BOW015 and up to four additional biosimilar products. Livzon is a fully integrated pharmaceutical company based in Guangdong Province, China, with over 5,000 employees, multiple production facilities across China, and approximately $730 million in revenue from over 200 marketed products across a range of therapeutic areas. Livzon is focused on monoclonal antibody development and production, leveraging single use disposable systems that we expect will be compatible with the optimized processes we are currently developing with our partners for BOW015.

Established Markets

Finally, in other international markets such as Europe, which require a separate regulatory approval or may reference a European product approval package, we intend to commercialize our products using a licensing and/or distribution model in conjunction with direct sales. By doing so, we believe we will be able to establish a broad geographic footprint and commercial presence while also building scalable commercial infrastructure to enable a staged growth plan for direct sales.

We are continuing to build a technical package for submission to European regulatory authorities. We are planning for Phase 3 clinical protocol discussions with European regulators and have initiated clinical trial feasibility discussions with European clinical research organizations, or CROs. In the first half of 2015, we intend to initiate a Phase 3 clinical trial in Europe to demonstrate similarity of BOW015 to Remicade in one or more selected indications to support biosimilar registration in Europe. We believe that the combination of early launch in emerging markets and a subsequent launch in Europe is the optimal strategy for building a high-growth global biosimilars business.

Industry Overview

Biosimilars Definition

Biosimilars are, by definition, highly similar versions of approved biological drug products, referred to as reference products. Because a biosimilar product may reference existing information regarding the structure, safety, and efficacy of a previously approved reference product, a biosimilar product application emphasizes analytical characterization to demonstrate similarity between the proposed biosimilar and the reference product. In addition, preclinical and clinical studies may be required to support an application for approval. Biosimilars are often characterized as fitting within one of two categories: first generation, less complex biologics; and second generation, more complex biologics, including fusion proteins and monoclonal antibodies, or MAbs.

Both first and second generation biosimilars are significantly more complex and difficult to characterize, manufacture and develop than small molecule generics. For example, the first generation biological drug, Epogen (epoetin alfa) has a molecular weight that is 25x greater than that of small molecule drug Lipitor (atorvastatin calcium). The second generation MAb biologics—e.g., Remicade (infliximab) and Humira (adalimumab)—are, in turn, nearly 5x larger than the first generation biologicals. MAb biosimilars are complex to manufacture in part because they require the use of living organisms to produce them, and this introduces challenges in manufacturing and production on a commercial scale. Glycosylation (complex carbohydrate branches that are added by the cellular machinery) and other forms of molecular modification are hallmarks of proteins produced in living cells, in particular mammalian cells. Compared to first generation biologics, MAbs are not only larger but also have greater structural complexity, including complex glycosylation patterns which are critical for the function and activity of the molecule. MAb biosimilars therefore must be rigorously and accurately characterized to establish their biosimilarity to reference biologics in terms of glycosylation patterns, or glycoforms, and other important molecular modifications. Biosimilars—both first and second generation—also require significantly more clinical testing and regulatory review than small molecule generics, as described in more detail below.

The manufacturing, clinical and regulatory complexity and challenges create barriers to market entry. As such, these “second generation” biosimilars can usually be sold at relatively higher prices, and with better margins, than small molecule generics and first generation biosimilars.

Regulatory Aspects of Biosimilars

Similar to other follow-on product opportunities, product development proceeds differently with biosimilars than with innovative biologic candidates. This is a result of abbreviated development requirements for the approval of biosimilars as compared with innovative biologic products. Because the structure/function and target characteristics of the reference biologic are already known, a biosimilar product application emphasizes analytical characterization to demonstrate similarity between the biosimilar and the reference biological product, which regulators have already determined to be safe and effective.

Early Reduction of Risk in Drug Development

In the development of novel pharmaceuticals and biologic products, the question of whether or not a product will ever reach the point of being commercially viable remains largely unanswered. As such, the innovator company assumes significant risk through the completion of Phase 3 trials, in which the drug or biologic therapeutic is administered to a sufficient number of subjects to make a definitive determination of a drug’s safety and efficacy. Comprehensive Phase 3 trials are conducted for novel biologics at significant cost and exposure for the innovator company. In contrast, a large proportion of de-risking occurs much earlier in the development process of biosimilars through preclinical analytic and safety testing. As the antibody, its target, and its mechanism of action have already been validated clinically by the reference product sponsor, and the dose, regimen, and indications are already known, early testing provides greater insight into the future regulatory success for biosimilars. Preclinical and early clinical studies required to demonstrate comparability to the originator drug’s pharmacokinetic/pharmacodynamic (PK/PD), safety, and potency profile may provide early indications of a product’s eventual regulatory outcome.

The regulatory standards applicable to establish such biosimilarity vary by jurisdiction. Over the last 10 years, many jurisdictions globally have established formal regulatory regimes for review and approval of biosimilar products, but these regimes are at differing stages of development, with limited harmonization among jurisdictions.

Technical Complexity of Biosimilars

Historically, biologics have not yielded readily to the development of generic versions. Because biologics are structurally far larger and more complex than small molecule drugs, their manufacturing processes and requirements are correspondingly more complex as well. Biologics are produced through a technologically challenging five-step process:

a.	Scientists isolate and identify the genetic code of the protein they want to produce.

b.	This genetic code is inserted into living cells (bacteria, yeast, or cultured mammalian cells). Once inside the cell, the genetic code instructs the cell to produce the protein, or biotech medicine, which will later be used to treat a specific disease. Mammalian cells are the most complex of the various cell lines and generate complexities in protein structure through various biochemical modifications.

c.	These genetically modified cells (known as cell lines) are carefully selected and cultured over time in bioreactor tanks, surrounded by nutrients designed to encourage protein production. The specific conditions for production determine important physical attributes of the protein—such as glycosylation (complex carbohydrate branches that are added by the cellular machinery)—for its function. The structure and function of the final product is therefore highly sensitive to the specific conditions under which it is generated.

d.	The protein is then isolated from the cells and the nutrients through a sequence of purification processes.

e.	Finally, the isolated protein is packaged, typically after a number of steps to ensure sterility and stability, into sterile vials for use by doctors and patients.

Because the structure and function of a biologic, such as a monoclonal antibody, are directly linked to its production process in living systems, companies that intend to develop a biosimilar must go through all five steps above, from isolation and identification of the target protein and creation of a proprietary cell line, to final packaging of the drug product. Furthermore, companies must go to great lengths to characterize their molecules relative to the reference biologic. They must also prove to regulators that the proposed biosimilar is highly similar to the original in terms of safety and efficacy through a combination of laboratory and clinical studies. In summary, biosimilars must be shown to be comparable to their reference biologics in terms of structure, purity, safety and efficacy.

Importantly, just as there is variation among individual human beings at the biochemical level, there is also natural variation among biologic molecules created by cell systems, because they are derived directly from living systems. Even originator biologics are characterized by inherent structural and functional variability. This leads to a range of profiles and performance for the innovator molecules, themselves, even among batches produced at the same facility. As a result, “identical” copies of biologics such as antibodies are not the objective for biosimilars. Instead, biosimilars must fall within a range of values across important structural and functional parameters compared to those of the reference drug. This range of similarity is particularly relevant to a MAb’s glycosylation pattern.

Barriers to Entry

The high technical and performance standards that every biosimilar must achieve to gain regulatory approval provide two advantages to biosimilars developers and manufacturers, such as our company. First, such standards create a significant barrier to entry in the form of both regulatory and clinical hurdles that a company must overcome to bring biosimilar products to market, thus increasing the complexity and related costs for potential competitors. Second, these high standards are expensive to achieve, thus the limited number of producers who can meet these standards can then command pricing for biosimilar products that, while lower than the pricing for the reference product, is still high enough to generate meaningful revenues and profits.

Competition

Based on our market analysis, we may be subject to competition for BOW015 in various jurisdictions from three groups.

•	Johnson & Johnson developed the reference product sponsor for Remicade along with its partner Merck Schering, which is responsible for sales outside the United States. Remicade is one of the longest established biologics, supported by extensive safety and efficacy data and widespread use in multiple indications. We expect that Remicade will continue to retain a significant market share in its current markets and that Johnson & Johnson will seek to defend its market share against biosimilar entry, which may include reduction in prices and other incentives.

•

Celltrion (Korea) has developed a biosimilar infliximab product, marketed as Remsima, which is being commercialized through various partners worldwide. Celltrion has partnered with Hospira, Inc. to co-commercialize its biosimilar infliximab product in European and other markets and has received regulatory approval for this product in all of Remicade’s approved indications in such European markets under two different brands. Hospira plans to commercialize the product under the name Inflectra and Celltrion plans to commercialize the brand under its existing Remsima mark. Celltrion’s product is anticipated to be launched in Europe in early 2015 and at that time will be the first biosimilar infliximab to be launched in a major market. It is likely that Celltrion will seek approval for and launch Remsima in the United States upon expiration of patent protection on Remicade in 2018.

•	We are aware that other companies, including Pfizer, Samsung Biologics, and Nichi-Iko Pharmaceuticals, are in earlier stages of development and may become competitors for our biologic products, including BOW015, in various markets over time. There is limited and conflicting publicly available data on potential competitive molecules. We cannot currently predict if and when potential competitors will launch in our target markets.

Clinical Development of BOW015 (Infliximab)

We have conducted extensive bioanalytical and physicochemical comparisons of BOW015 to Remicade and have data from a Phase 1 study in the United Kingdom and a 189-patient Phase 3 double blind comparator study in India demonstrating bioequivalence, safety and efficacy of BOW015. The Phase 3 study in India met the primary endpoint of efficacy at an interim analysis conducted at 16 weeks and is due to finish its open label phase with a 54-week end-point in the third quarter of 2014. In March 2014, BOW015 was granted manufacturing and marketing approval in India through our manufacturing partner RLS for use for rheumatoid arthritis. Final manufacturing site authorization was received in July 2014. The approval was based on the 16-week, double blind safety and efficacy data comparing BOW015 against Remicade as the active comparator and reference product, in accordance with the required regulatory process in India. We expect to launch BOW015 in India by early 2015 and in additional territories thereafter by leveraging the Indian regulatory package. We expect to commence a Phase 3 clinical trial in Europe during the first half of 2015 prior to seeking marketing authorization for and launching BOW015 in Europe and certain additional markets.

Since BOW015 is a biosimilar molecule, its characterization requires comparative analysis to the reference product, Remicade. The BOW015 drug substance and drug product manufacturing processes have been designed in conjunction with our manufacturing partners to ensure that the final BOW015 drug product is comparable to that of Remicade, and will deliver comparable safety and efficacy in accordance with regulatory requirements.

We have produced a data package to demonstrate biosimilarity of BOW015 to Remicade. Its comparability data set, developed under a comparability and characterization protocol, addresses the physicochemical, biochemical and biological properties of infliximab and has been designed to assess biosimilarity between the reference product and BOW015. Critical Quality Attributes, or CQAs, are are physical, chemical, biological or microbiological properties or characteristics that should be within appropriate limits to ensure the desired product quality. The CQAs, of infliximab have been identified based on the mechanism of action, clinical experience, impact/risk assessment of production processes and the assessed ranges of specific attribute data generated by analysis of multiple lots of Remicade. The CQAs are supported by Annex I of the Summary of Product Characteristics of the Remicade European Public Assessment Report. Full side-by-side characterization of BOW015 and Remicade, including all CQAs for infliximab, has been completed. The data set includes all known attributes that have the potential to impact safety, potency and efficacy.

The types of assays used to assess biosimilarity include the following:

•	Physicochemical. These are assays that measure the physical and chemical structure of the molecule.

•	In vitro biochemical. These are assays that measure the interaction of the molecule with other molecules (e.g. target binding).

•	In vitro biological. These are assays that measure the interaction of the molecule with biological media (e.g. cellular or animal test systems).

These three levels of characterization are complementary and correlations are drawn from the individual and aggregate findings. For example, glycosylation heterogeneity (a physicochemical attribute) has direct impact on FcYRIIIa binding (a biochemical attribute), which in turn drives ADCC (antigen-dependent cellular cytotoxicity) activity (a biological attribute). In this way, multiple data sets support and confirm each other and the biosimilarity of BOW015 to Remicade.

The assessment of CQAs demonstrated comparability between BOW015 and Remicade. Both BOW015 and Remicade are produced using similar manufacturing processes. Minor differences between BOW015 and Remicade in the non-critical quality attributes may be consequences of differing manufacturing technologies and have not demonstrated adverse impact on the biology and efficacy of BOW015 in either in vitro or clinical studies.

We have also conducted multiple preclinical studies on BOW015. These studies include:

•	Single dose toxicity of BOW015 in Swiss albino mice

•	Single dose toxicity of BOW015 in Wistar rats

•	Repeat dose (4-week) study in Wistar rats

•	Repeat dose (4-week) study in New Zealand White Rabbits

•	Skin sensitization study of BOW015 in Dunkin Hartley Guinea Pigs (Maximization Test)

We believe that BOW015 has yielded satisfactory results in each of the preclinical studies to support regulatory filings in each of the additional markets we are seeking to target. Infliximab binds selectively to human and chimpanzee tumor necrosis factor-alpha (TNF-a), and thus additional preclinical studies in non-relevant species were not required by Medicines and Healthcare products Regulatory Agency (UK) prior to initiating Phase 1.

BOW015 Phase 1 Study

Our Phase 1 bioequivalence study was conducted in the United Kingdom in 2012 under the authority of the Medicines and Healthcare Products Regulatory Agency. The primary objective of the study was to compare the pharmacokinetics of infliximab administered by intravenous infusion. The secondary objectives of the study were to assess (i) the safety and tolerability and (ii) immunogenicity of BOW015 compared to Remicade. The study was conducted at a single clinical site and compared the safety and pharmacokinetic profile of BOW015 to Remicade after a single intravenous dose. The two drugs were considered to be similar if at various timepoints the concentrations of the drugs was comparable and were within the specific statistical parameters of 80%-125%. The study design and criteria for success were based on standard bioequivalence requirements.

Eighty-four healthy volunteers were randomized one-to-one and given either BOW015 or Remicade via intravenous infusion at a dose level of 5mg/kg with a 12-week follow-up period. The study was to detect bioequivalence at 90% confidence interval of BOW015 to Remicade. Out of the 84 subjects, 43 evaluable subjects received the test product BOW015 and 41 subjects received the reference product Remicade.

The profile of BOW015 and Remicade is shown in the graph below. The pre-defined pharmacokinetic values for the maximum height of the drug concentration as well as the pattern of elimination are similar. Thus, the study demonstrated similarity in PK profiles between BOW015 and the reference product Remicade. A single severe adverse event was reported in one of the patients receiving Remicade. This was considered by the investigator as unlikely to be related to the experimental protocol.

No relevant differences in immunogenicity test results between the two treatment groups were observed, nor were any differences observed between the two groups in safety or tolerability.

Serum concentration of BOW015 as compared to Remicade in Phase 1 Trial

BOW015 Phase 3 Study

We conducted a randomized, double-blind, active comparator Phase 3 study in India of the efficacy and safety of BOW015 in patients with severe, active rheumatoid arthritis on stable doses of methotrexate. The study randomized subjects to the two treatment arms in a 2:1 allocation. Out of 189 total subjects, 126 were given BOW015 and 63 were given Remicade during the first 16 weeks of the study. The primary endpoint of the study was equivalence of both arms on the standardized American College of Rheumatology 20% improvement (ACR20) scoring system—a composite scoring system that includes objective laboratory measures as well as physician and patient assessments of well-being. Secondary endpoints included the ACR50 and ACR70 (50% and 70% improvement respectively) and the various components of the ACR20 scoring system. From week 22, BOW015 responders were administered BOW015 in an open-label phase for the study duration of 54 weeks, while Remicade responders were crossed over into the open label phase and switched to BOW015 for the study duration of 54 weeks. Non-responders immediately entered a 3-month follow-up phase.

Both BOW015 and Remicade were administered at a dose of 3mg/kg given as an intravenous infusion at week 0, followed with similar doses at weeks 2, 6 and 14. Subjects were assessed at week 16 and responders were able to enter an open-label phase. In the open-label phase, subjects received BOW015 at a dose of 3mg/kg given as an intravenous infusion at weeks 22, 30, 38 and 46 and were be followed up at Weeks 54 and 58. Subjects who were non-responders at week 16 entered a follow-up phase for immunogenicity, PK and safety for an additional 3 months.

The 16-week data showed that patients responded to BOW015 at a rate of 89.8% ACR20 compared to an 86.4% ACR20 response rate to Remicade. This outcome met its pre-specified statistical endpoint and was within a 15% equivalence margin at a 95% confidence interval. The results met the 23% equivalence margin authorities required for approval by the Indian regulatory authorities. There was no difference reported in safety or immunogenicity between the treatment groups. There was also no difference between the groups on the secondary endpoints. The final clinical study report for the full 54 weeks is expected to be completed and announced in the third quarter of 2014.

We measured the patients’ responses on an ACR20 scoring system to BOW015 and Remicade at multiple time points. The data suggest that BOW015 and Remicade patients responded similarly at all time points up to the final 16 week efficacy endpoint.

Comparison of BOW015 and Remicade at multiple time points

License and Acquisition Agreements

Ranbaxy Laboratories Limited

In January 2014, we entered into a license agreement with Ranbaxy, pursuant to which we granted to Ranbaxy exclusive rights under our intellectual property and regulatory materials relating to BOW015, to develop and commercialize BOW015 in India and certain other countries in Asia and North Africa. Pursuant to the agreement, Ranbaxy has agreed to distribute and sell BOW015 in India under the marketing authorization granted for BOW015 in March 2014, and held by RLS, our manufacturing partner in India. Under our agreement with Ranbaxy, we will be responsible, through RLS, for supplying BOW015 to Ranbaxy for sale in the licensed territory.

Under our agreement with Ranbaxy, Ranbaxy paid us an up-front payment of $0.5 million, and will be required to make payments to us upon the achievement of certain regulatory and commercialization milestones of up to $1 million in the aggregate. Following launch of BOW015, Ranbaxy will also be required to make payments to us upon the achievement of specified levels of aggregate gross sales of BOW015 in the licensed territory totaling up to $10 million in the aggregate, and to pay to us a royalty on net sales of BOW015 at a percentage in the mid-teens, subject to reductions in certain circumstances. Ranbaxy’s obligation to pay us royalties will expire 20 years following the first commercial sale of BOW015 in the licensed territory.

Our agreement with Ranbaxy will remain in force, absent earlier termination, for 20 years following the first commercial sale of BOW015 in the licensed territory. Either party may terminate the agreement on 60 days’ notice for the other party’s uncured material breach or insolvency, or upon 30 days’ notice in the event that our rights in the BOW015 cell line under our agreement with Catalent are terminated, and we may terminate the agreement upon 45 days’ notice in the event of a patent challenge brought by Ranbaxy in relation to any patents licensed under the agreement. Ranbaxy may also terminate the agreement on 60 days’ notice to us in the event of certain failures relating to the qualification of the manufacturing facility for production of BOW015, unless we provide an appropriate plan to remedy such issues, and uses commercially reasonable efforts to execute such plan, in which case the cure period for such manufacturing related breaches is extended for two years following the date of the remedial plan. If we fail to cure the breaches within the two year period, and Ranbaxy elects to terminate the agreement, we may, under certain circumstances, be required to pay specified amounts in damages to Ranbaxy as Ranbaxy’s sole remedy for the breach.

Moksha8 Pharmaceuticals, Inc.

In December 2010, we entered into a Revenue and Negotiation Rights Agreement, which we refer to as the Moksha8 Revenue Agreement, with Moksha8 to settle an outstanding promissory note issued by us to Moksha8 in May 2009. The Moksha8 Revenue Agreement provides for certain contingent payments to be made to Moksha8 based upon future licensing revenues and worldwide net sales of products that are based on the assets acquired from Moksha8, namely BOW015, biosimilar adalimumab and biosimilar rituximab, which we refer to collectively as the Products.

Under the Moksha8 Revenue Agreement, we are required to pay Moksha8 tiered royalties based on net sales of Products by us and our affiliates at percentages ranging from the very low single-digits up to the very low double digits, depending on the applicable Product. If we grant rights to any third party to commercialize the Products, we are also required to pay to Moksha8 a portion of all licensing revenue received by us from any such third party under any such agreements, at a tiered percentage ranging from the mid-single digits up to the mid-teens, depending on the specific Product. We have the right to defer certain components of the licensing revenue payments owed to Moksha8 for a specified period, subject to the payment of interest on such deferred payments at a specified rate. Our obligation to pay royalties to Moksha8 under the Moksha8 Revenue Agreement for sales by us and our affiliates will expire, on a country-by-country and Product-by-Product basis, on the tenth anniversary of the first commercial sale of the applicable Product in the applicable country, and our obligation to make payments of licensing revenue will expire ten years following the first commercial sale of a Product by the applicable third party.

On a product-by-product basis, if we wish to grant rights to a third party to commercialize a Product prior to December 31, 2015 in certain specified Latin American territories, we are required to notify Moksha8 of our desire to grant such rights, and to offer Moksha8 a simultaneous right to negotiate with us for the grant of such rights in such countries. Moksha8’s right of negotiation is non-exclusive, and does not restrict our ability to enter into a definitive agreement with a third party for the grant of such rights at any time.

Either we or Moksha8 may terminate the Moksha8 Revenue Agreement on 60 days’ notice for the other party’s material breach of the agreement.

Catalent Pharma Solutions, LLC

In January 2009, Moksha8 entered into a cell line sale agreement, which we refer to as the Cell Line Agreement, with Catalent Pharma Solutions, or Catalent, for the acquisition of a gene expression cell line for BOW015, which we refer to as the GPEx Cell Line, developed by Catalent for Moksha8 pursuant to a separate development and manufacturing agreement dated July 14, 2008. The Cell Line Agreement was assigned to us on May 14, 2009, and was amended July 31, 2009 to revise certain payment-related terms. Under the terms of the Cell Line Agreement, we exercised an option to acquire all rights in the GPEx Cell Line for development and commercialization of products using the GPEx Cell Line, namely BOW015, subject to certain obligations to make contingent payments to Catalent.

We paid Catalent $0.1 million on execution of the Cell Line Agreement, and paid a further $0.1 million upon exercise of our option to complete the purchase of the GPEx Cell Line. We are required to make additional payments to Catalent of up to $0.7 million in the aggregate upon the achievement of certain development and regulatory milestones. In March 2013, we paid $0.2 million to Catalent upon the occurrence of certain clinical trial events for BOW015. Pursuant to the agreement, we will be obligated to pay an additional $0.5 million upon the achievement of certain development and regulatory milestones. In addition, we will be required to pay a contingent sale fee in the form of royalties on worldwide net sales of BOW015 and any other product manufactured using the GPEx Cell Line at a percentage in the very low single digits for a period of 20 years following the first commercial sale of such product, and thereafter at a rate of less than one percent.

Either we or Catalent may terminate the Cell Line Agreement on 60 days’ notice for the other party’s material breach of the agreement, or for the other party’s insolvency, and in the event of Catalent’s termination for our material breach of the Cell Line Agreement, our ownership rights in the GPEx Cell Line would revert to Catalent. If we terminate the Cell Line Agreement for Catalent’s breach, we will retain ownership of the GPEX Cell Line, but our payment obligations to Catalent will terminate.

Bioceros B.V.

In April 2013, we entered into a license agreement, which we refer to as the Bioceros Agreement, with Bioceros B.V., or Bioceros, pursuant to which Bioceros granted us a non-exclusive license under its rights in the cell lines and associated intellectual property relating to trastuzumab, bevacizumab and rituximab to permit us to manufacture and commercialize antibody products incorporating the licensed antibodies worldwide, provided that solely with respect to trastuzumab, our licensed territory does not include China, Macau and Hong Kong. Bioceros also granted us the right to receive the tangible embodiments of the cell line and all related know-how for trastuzumab, and an option, subject to payment of certain option fees, to evaluate and receive the tangible embodiments of the cell lines and know-how relating to rituximab and bevacizumab. We exercised our option in relation to bevacizumab in June 2013, and subsequently Bioceros transferred the cell line for bevacizumab to us. The Bioceros Agreement was amended in June 2013 to modify certain payment provisions, and to provide for the performance of certain preclinical services by Bioceros, in each case in relation to bevacizumab.

In October 2013, we entered into a second license agreement with Bioceros, which we refer to as the Second Bioceros Agreement, on substantially similar terms to those of the April 2013 Bioceros Agreement, pursuant to which Bioceros granted us a non-exclusive license under its rights in the cell line and associated intellectual property relating to adalimumab, to permit us to manufacture and commercialize antibody products incorporating adalimumab worldwide except in Japan. We collectively refer to the initial Bioceros Agreement and the Second Bioceros Agreement as the Bioceros Agreements.

Under the Bioceros Agreement, we paid to Bioceros an up-front payment of $0.3 million as a license issuance fee applicable to the rights in trastuzumab, and have paid a further $0.4 million in the aggregate as a result of the exercise of our option in June 2013 with respect to bevacizumab. Under the Second Bioceros Agreement, we paid Bioceros an up-front payment of $0.07 million upon execution of the Second Bioceros Agreement, and in the first quarter of 2014, paid a further up-front payment of $0.3 million as a license issuance fee applicable to the rights in adalimumab. Under each of the Bioceros Agreements, we are also required to pay Bioceros a tiered annual license maintenance fee, and will be required to make certain payments to Bioceros upon the achievement of specified regulatory milestones for the products covered by the Bioceros Agreement, totaling up to $1.2 million in the aggregate for all potential products across both agreements. Upon commercialization of products covered by the rights licensed under the Bioceros Agreements, we will be required to pay, on a product-by-product basis, a royalty on net sales at a rate of less than one percent, subject to a specified minimum and maximum annual royalty amount under each agreement. Our obligation to pay royalties to Bioceros under each of the Bioceros Agreements will expire, on a product-by-product basis, on the date that is 10 years following the first commercial sale of each such product. We are required to use commercially reasonable efforts to develop and commercialize products in the licensed territory.

Absent earlier termination, the Bioceros Agreements will remain in force until the expiration of all payment obligations under the applicable agreement. Either we or Bioceros may terminate either of the Bioceros Agreements on 30 days’ notice for the uncured material breach by the other party, or immediately upon the other party’s insolvency. We may terminate each of the Bioceros Agreements, on an antibody asset-by-antibody asset basis for any reason on 60 days’ notice to Bioceros, and Bioceros may terminate the agreements in the event that we challenge any Bioceros patents included in Bioceros’s proprietary antibody production platform.

Manufacturing

We currently manufacture BOW015 through a contractual relationship with RLS. In order to migrate from traditional stainless steel manufacturing to single use disposable systems for our SCALE process, we are working with Fujifilm Diosynth Biotechnologies UK Ltd., or Fujifilm, in the United Kingdom. We believe that our relationship with Fujifilm will allow us to expand future capacity and provide a back-up secondary manufacturing site. We anticipate that products manufactured by RLS will provide supply for India, other territories where Ranbaxy or another commercialization partner acts as distributor, and Latin America. We may elect at a future point in time to expand our relationship with RLS to supply additional markets. For Europe, we plan to supply product directly from Fujifilm. For markets requiring in-country manufacturing, we expect to work with local partners to deploy our SCALE manufacturing platform in whole or in part to enable our In Market, For Market solution. This strategy provides us with multiple sourcing options to enable uninterrupted product supply to our partners and therefore patients, and to meet the needs of countries requiring locally-based manufacturing.

SCALE Manufacturing Platform and In Market, For Market Solution

Manufacturing of biologics is currently shifting away from traditional methods involving steel bioreactors to small, single-use bioreactors. Until recently, production facilities relied on the use of relatively inflexible, hard-piped equipment including large, stainless steel bioreactors and tanks to manufacture product intermediates and buffers. However, there is an increasing trend towards the adoption of single-use technologies across the manufacturing process.

There are several key advantages to single-use technologies. These include:

•	Reduced capital costs for plant construction;

•	Reduced risk for product cross-contamination in a multiproduct facility;

•	Increased flexibility to change rapidly from one product to another;

•	Lower utility costs due to reduced need for steaming-in-place sterilization; and

•	Reduced time for a new facility to become operational.

Manufacturing using single-use bioreactors is at the heart of SCALE, our solution for manufacturing biosimilars in emerging markets. The modular nature of the SCALE manufacturing facilities enables our business plan of building manufacturing facilities to suit the local requirements of our partners. Investment into a SCALE facility can range from $20 million to $40 million for a facility that, once up and running, could produce up to 150 kilograms per year of biologic material. Multiple biologic products can easily be manufactured in a single SCALE facility. Single-use bioreactors enable smaller production runs and facilitate operation of a multi-product facility that is well suited to the evolving market for biologics. Once the market demand exceeds the production output of a single bioreactor, additional equipment can easily be ordered and installed.

Flexibility and Modular Nature of SCALE

SCALE offers a flexible manufacturing solution for our partners in emerging markets. Every aspect of biosimilar manufacturing can be handled inside a “POD,” a single modular manufacturing unit. Placed inside a warehouse, a POD needs only air, water and power to be fully functional. The PODs are designed to be compliant with Good Laboratory Practice, or GLP, and current Good Manufacturing Practice, or cGMP, requirements, and staffing at SCALE manufacturing sites can be very limited. These PODs and the single use biomanufacturing control systems are internet enabled allowing us to monitor worldwide systems from our offices in Boston.

SCALE also includes integrated and comprehensive quality systems, documentation management, training and supply chain. The entire process is further enabled to allow technology transfer to partners in target countries.

Intellectual Property

We currently own trademark registrations in the United States to the marks “SCALE” and “In Market, For Market.” As a company focused on biosimilars, we do not own any product related patents.

In January 2009, our predecessor, Moksha8, acquired rights in and title to the GPEx Cell Line from Catalent Pharma Solutions, LLC, or Catalent, for the gene expression product M80015 (renamed BOW015), subject to our obligation to pay certain milestones and royalties on net sales to Catalent with respect to the development and commercialization of BOW015. Moksha8 assigned their agreement with Catalent to us on May 14, 2009. We are required to make certain payments relating to the commercialization of BOW015 to Moksha8 in connection with this assignment and our rights under the agreement. Please see “Business—License and Acquisition Agreements” for a more detailed description of our rights and obligations with respect to BOW015.

We are the non-exclusive licensee, under two separate license agreements with Bioceros, to certain proprietary cell lines applicable to our pipeline MAb biosimilar products, including the cell lines for BOW030 (bevacizumab), and BOW050 (adalimumab). Under our agreements with Bioceros, we have the right to manufacture and commercialize products derived from the applicable cell lines worldwide, with the exception of the right to commercialize one specified MAb (trastuzumab) in China, Hong Kong and Macau, which right is retained by Bioceros.

Government Regulation

We and our partners are subject to a variety of laws and regulations governing the development, manufacture, marketing, and distribution of biosimilars. Regulatory authorities around the world regulate, among other things, the research and development, testing, manufacture, quality control, safety, purity, potency, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and import and export of our products and product candidates. The regulatory requirements and approval processes vary from country to country, and the various regulatory regimes are at various stages of maturity depending on the jurisdiction.

India

In India, biosimilars, known as “similar biologics,” are regulated pursuant to (i) the Drugs and Cosmetics Act, 1940; (ii) the Drugs and Cosmetics Rules, 1945 as amended from time to time; (iii) Rules for the Manufacture, Use, Import, Export and Storage of Hazardous Micro Organisms, Genetically Engineered Organisms or Cells, 1986 notified under the Environment Protection Act, 1986; (iv) Recombinant DNA Safety Guidelines & Regulations, 1990; (v) Guidelines for generating Pre-Clinical & Clinical Data for R-DNA vaccines, diagnostics & other Biologicals, 1999; (vi) Good Environmental Practice guidelines issued by the Ministry of Environment and Forests, including Good Practices in Environmental Regulation and Good Practices in Animal Experimentation; (vii) CDSCO Guidance for Industry, 2008 (read with clarificatory Circular dated 5th August, 2010), which covers: (a) Submission of Clinical Trial Application for Evaluating Safety and Efficacy; (b) Requirements for permission of New Drugs Approval; (c) Post approval changes in biological products: Quality, Safety and Efficacy documents; and (d) Preparation of the Quality Information for Drug Submission for New Drug Approval: Biotechnological/Biological Products. issued by the CDSCO with respect to the requirements for post-approval changes; (viii) Guidelines and Handbook for Institutional Biosafety Committees, 2011; and (ix) Guidelines on Recall & Rapid Alert System for Drugs (Including Biologicals & Vaccines) (effective from 23rd November 2012). In addition, the Central Drugs Standard Control Organization, or CDSCO, established by the Ministry of Health and Welfare, Government of India, which is the overarching regulatory body in the Ministry for the regulation of drugs, issues additional requirements for approval of drugs or clarification on the requirements from time to time.

In June 2012, the CDSCO and the Department of Biotechnology issued a guidance document titled “Guidelines on Similar Biologics.” The Guidelines lay down the regulatory pathway for a biologic claiming to be similar to an already authorized reference biologic. The objective of the Guidelines is to provide guidance to applicants seeking approval for claimed biosimilars, to enable them to understand and comply with the regulatory requirements for the authorization of similar biologics in India. The Guidelines are applicable both to similar biologics developed in India and similar biologics imported into India.

The authorities involved in the approval process of biosimilars include the Review Committee on Genetic Manipulation, or RCGM, set up in the Department of Biotechnology Ministry of Science and Technology, Government of India; the Genetic Engineering Appraisal Committee, or GEAC, in the Ministry of Environment and Forests; and CDSCO, in the Ministry of Health and Welfare. The RCGM is responsible for authorizing import and export for research and development and review of data up to preclinical evaluation. The GEAC is a statutory body established for review and approval of activities involving large-scale use of genetically engineered organisms (also referred as living modified organisms) and products thereof in research and development, industrial production, environmental release and field applications. The CDSCO is the apex regulatory body for the regulation of drugs, including biosimilars. It is responsible for the grant of import and export licenses, clinical trial approvals and authorizations for marketing and manufacturing. The State Food & Drug Administration works with CDSCO in each state within India and is responsible for the issuance of licenses to manufacture similar biologics in India. Other bodies involved in the approval process for biosimilars are the Recombinant DNA Advisory Committee, the Institutional Biosafety Committees, the State Biosafety Co-ordination Committees, the District Level Committees, and the State Licensing Authority.

China

China’s State Food and Drug Administration, or SFDA, has established a number of regulatory requirements for the registration, manufacture, quality standards, marketing, distribution, importation, pricing control, advertising and labeling of pharmaceutical products, including biosimilars, in China.

Pursuant to the Administrative Measures Governing Registration of Medicines issued by SFDA on July 10, 2007 and effective on October 1, 2007, a pharmaceutical product, whether manufactured domestically or imported from outside of China, must be registered and approved by SFDA or its local counterparts before it may be manufactured in or imported into China. Different registration requirements and formalities are applicable to the registration of new pharmaceutical products, generic pharmaceutical products and imported pharmaceutical products respectively. Biosimilar products manufactured within China and imported into China are treated as new pharmaceutical products and imported pharmaceutical products, respectively, in respect of registration requirements and formalities. A new pharmaceutical product must be registered and approved by SFDA before it can be manufactured. Once on the market, any change in dosage form or route of administration of the approved new pharmaceutical product, or any claim of a new indication for such product, shall be subject to the same scrutiny and procedure as if such change or new indication were a registration of a new pharmaceutical product. As a part of the registration process, the manufacturer of a new pharmaceutical product is also required to conduct pre-clinical trials, apply to SFDA for permission to conduct clinical trials, and, after clinical trials are completed, file clinical data with the SFDA for approval. Once a pharmaceutical product is approved by SFDA as a new pharmaceutical product and its manufacturer has met the requisite manufacturing requirements and is in possession of a manufacturing permit, SFDA will issue a New Medicine Certificate together with an approval number to the manufacturer and may, at its discretion, impose a monitoring period of not more than five years. During the monitoring period, SFDA will monitor the safety of the new pharmaceutical product, and will refrain from both (i) registering an identical pharmaceutical product manufactured or imported by another pharmaceutical company, and (ii) approving applications made by another pharmaceutical company for changes to the ingredients of its registered product which will render it identical to the new product. On January 7, 2009, SFDA promulgated the Administrative Measures Governing the Special Examination and Approval of New Medicine Registration, under which manufacturers of certain types of new pharmaceutical products may apply to follow the special examination and approval procedure with respect to clinical trial applications or production applications as the case may be. Under such special examination and approval procedure, SFDA will strengthen communications with the applicant and the application will be reviewed on an accelerated basis.

A manufacturer is required to obtain a manufacturing permit from the relevant provincial counterpart of SFDA before it may carry out manufacturing operations. The issuance of such permit is conditional upon satisfactory inspection of the applicant’s manufacturing facilities and the applicant’s satisfaction of certain personnel qualifications, sanitary conditions, quality assurance systems, management structure and equipment standards requirements. Pursuant to the Regulations on the Implementation of the Law of the People’s Republic of China on the Administration of Medicines, which took effect on September 15, 2002, and the Measures on the Supervision and Administration of the Manufacture of Medicines, which took effect on August 5, 2004, a manufacturing permit is valid for five years and application for its renewal should be made to the relevant provincial counterpart of SFDA at least six months prior to its expiry. Manufacturers must also obtain GMP certification for production of pharmaceutical products in China. The Good Manufacturing Practice for Medicines (2010 revised edition) promulgated by the Ministry of Health and effective on March 1, 2011 is made up of a set of detailed guidelines on practices governing different aspects of the production of pharmaceutical products, including institutional qualifications, staff qualifications, production premises and facilities, equipment, hygiene, production management, quality control and assurance, product distribution and recall, documentation and raw material management. A GMP certificate is valid for a term of 5 years and application for its renewal should be made to the provincial counterpart of SFDA at least six months prior to its expiry.

Brazil

The regulatory body for approval of pharmaceuticals in Brazil is the Brazilian Health Surveillance Agency (Agência Nacional de Vigilância Sanitária, ANVISA). The rules concerning the registration of biosimilars are provided by ANVISA’s Resolution RDC n. 55/2010, which was drafted based on different international regulations and guidelines such as Health Canada (Canada), EMA (Europa), CECMED (Cuba), KFDA (Korea) and the World Health Organization’s Similar Biological Product Guidelines.

According to RDC n. 55/2010, there are two categories of biological and biotechnological products in Brazil: (i) reference biological products are denominated “new biological products” and (ii) biosimilars are treated simply as “biological products.” While new biological products are registered with ANVISA by means of filing a dossier containing all production, quality control and non-clinical and clinical data (Phase 1, 2 and 3 trials), there are two possible alternatives for registering a biosimilar: (i) the Development by Comparability and (ii) Individual Development pathways.

Through the Development by Comparability pathway, a biosimilar’s quality, efficacy and safety are compared to a new biological product already registered with ANVISA (the reference biologic or comparator), including its cellular origin, manufacturing process, quality attributes and clinical and non-clinical studies. Based on the comparability data presented, the clinical and non-clinical development requirements can be simplified. Development by Comparability also enables the extrapolation of efficacy and safety data to other indications.

The Individual Development pathway is recommended for non-innovative products for which the comparability exercise is not possible. In this case, the manufacturer may apply for registration with production, quality control and clinical (Phase 1 and 2) and non-clinical non-comparative data. The extension of the Phase 1 and 2 clinical trials may be reduced according to the molecule complexity and specific attributes. However, this pathway requires a comparative Phase 3 clinical trial (non-inferiority, clinical equivalence or superiority), except for hemoderivatives, vaccines and oncological products. This pathway does not allow for extrapolation of efficacy and safety data to other indications.

In both scenarios, RDC n. 55/2010 still requires that the manufacturer present a list of documents related to efficacy, quality and safety of the product for ANVISA’s evaluation. In the case of a product manufactured abroad, ANVISA also requires that such product be already registered in the country of origin. GMP Certificates issued by both ANVISA and by the country of origin are also mandatory.

Europe

The European Medicines Agency, or EMA, is responsible for the evaluation and approval of marketing authorization applications for human and veterinary medicines in the European Union, or EU, under the “centralized procedure” set forth in Regulation (EC) No. 726/2004. The centralized procedure consists of “a single application, a single evaluation and a single authorisation” that allows applicants to obtain a marketing authorization that is valid throughout the entire European Economic Area, which is comprised of the 28 Member States of the EU plus Iceland, Norway, and Liechtenstein. In addition, each EU Member State also has its own procedures for authorizing, within its territory, medicines that fall outside of the scope of the centralized procedure.

Use of the centralized procedure is mandatory for biosimilars that are developed using one of the biotechnological processes enumerated in the Annex of Regulation (EC) No 726/2004.284. These include recombinant DNA technology, hybridoma and monoclonal antibody methods, and “controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells.” Use of the centralized procedure is permitted, but not mandatory, where the reference medicinal product was authorized via the centralized procedure. It may also be used in cases where the reference medicinal product was not authorized via the centralized procedure, if the biosimilar product applicant demonstrates that either: (1) its product constitutes a significant therapeutic, scientific, or technical innovation; or (2) granting a single European Community marketing authorization is in the interest of patients in the European Community as a whole. Other biosimilar products may be authorized by individual member countries on a national level.

The legal basis for authorization of biosimilars in the EU is set forth in Article 10(4) of Directive 2001/83/EC, as amended by Directive 2004/27/EC,292 and Article 6 of Regulation (EC) No. 726/2004. The primary objective of the evaluation of an application pursuant to Article 10(4) is to determine the similarity of a proposed biosimilar to a reference product. The regulation does not, however, establish an explicit standard for determining biosimilarity. Rather, “[w]hether a medicinal product would be acceptable using the ‘similar biological medicinal product’ approach depends on the state of the art of analytical procedures, the manufacturing processes employed, as well as clinical and regulatory experiences.” In addition, comparability studies are needed to generate evidence substantiating the similar nature, in terms of quality, safety and efficacy, of the new similar biological medicinal product and the chosen reference medicinal product authorized in the Community.

Article 10(4) of Directive 2001/83/EC establishes the pre-clinical and clinical testing requirements to support applications for biosimilars that do not meet the definition of generic medicinal products due to differences in raw materials or manufacturing processes. Annex I of the Directive sets forth the type and quantity of supplementary data that must be provided. To demonstrate biosimilarity between a proposed biosimilar medicinal product and a reference medicinal product, the EMA expects a robust head-to-head comparison that assesses quality, safety and efficacy. To demonstrate similar quality, the EMA requires studies comparing the structure and biological activity of the active ingredients in the proposed biosimilar and the reference medicinal product. Comparisons of safety and effectiveness must demonstrate the absence of significant differences between the proposed and reference products in terms of benefits and risks, including the risks of adverse immune reactions. Similar biological medicinal products are also subject to post-marketing monitoring requirements consistent with those applicable to the reference product. The EMA requires clinical safety of biosimilars to be monitored closely on an ongoing basis during the post-approval phase including continued benefit-risk assessment.

The EMA has issued a number of general and product-specific guidance documents clarifying its regulation of biosimilars. These guidance documents include guidance for industry on the non-clinical and clinical aspects of the development of biosimilars, as well as product-class-specific guidelines for the development of biosimilar epoetins, filgrastims, insulins, growth hormones, alfa interferons, monoclonal antibodies, beta interferons, follitropins, and low-molecular-weight heparins. Although the EMA recognizes that the diversity of biological medicinal products requires a case-by-case determination of the amount of data required for a particular application, the guidelines issued to date indicate that the demonstration of comparability requires, among other things, an assessment of purity and impurity profiles of the active substance and medicinal product, characterization of the physiochemical properties including composition and primary and higher order structures, and an assessment of biological activity with “biological assays using different approaches to measure the biological activity,” as appropriate.

The EU regulatory framework does not provide authority for the EMA to determine whether the biosimilar may be used interchangeably with the reference product. Instead, the EMA advises patients to speak with their doctors and pharmacists about the possibility of switching between a reference product and a biosimilar product. In addition, individual Member States have the authority to determine whether or not a biosimilar is interchangeable with, or should automatically be substituted for, the reference product. Throughout the EU, all similar biological medicinal products must include the following statement in their Summary of Product Characteristics, or SmPC: “[Invented Name] is a Biosimilar medicinal product. Detailed information is available on the website of the European Medicines Agency http://www.ema.europa.eu.”

A reference biological product receives a period of eight years of data exclusivity during which time applications for biosimilars may not be filed, starting from the date of the reference product’s initial authorization. In addition, the EMA may not issue a marketing authorization for a similar biological medicinal product application for a total of 10 years after the reference product’s approval, providing the reference product with an additional two years of market exclusivity after the initial eight years of data exclusivity. Market exclusivity may be extended for an additional year if the reference product sponsor obtains approval for a second significant new indication during the data exclusivity period. This framework is known as the “8 + 2 (+ 1)” exclusivity period. In addition, the patent protections available for reference products may further restrict or delay the development and approval of biosimilars. However, Article 11 of Directive 2001/83/EC and Article 3.3(b) of Regulation No. 726/2004 allow applicants and marketing authorization holders to exclude from their proposed product information those parts of the reference product’s SmPC that refer to indications or dosage forms that are covered by unexpired patents. Where patent protection of the reference product differs across Member States, the EMA allows the submission of duplicate applications for the biosimilar product to the extent that the reference product is protected by patents for certain therapeutic indications or pharmaceutical forms. Therefore, the duplicate application may contain more or fewer indications or pharmaceutical forms than the original application, as necessary to market the product in Member States where specific indications or pharmaceutical forms are protected by patents. An applicant that submits such applications must commit to extend the indications or pharmaceutical forms of the duplicate marketing authorization, or to withdraw the duplicate marketing authorization, as soon as the patents expire to ensure harmonization of the SmPCs across the EU.

United States

The Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010, established an abbreviated approval pathway for biosimilars in the United States. The law defines biosimilars as products that are highly similar to biologics already licensed by the FDA pursuant to Biologic License Applications, or BLAs, notwithstanding minor differences in clinically inactive components, and that have no clinically meaningful differences from the reference product in terms of safety, purity and potency. A biosimilar application submitted pursuant to the BPCIA must contain information demonstrating: (1) biosimilarity to the reference product through data derived from analytical studies, animal studies (including an assessment of toxicity) and clinical studies (including an assessment of immunogenicity and pharmacokinetics or pharmacodynamics), unless the FDA determines that such data are unnecessary, (2) sameness of strength, dosage form, route of administration and mechanism(s) of action with the reference product (where known), (3) approval of the reference product for the condition(s) of use prescribed, recommended or suggested in the labeling proposed for the biosimilar product, and (4) appropriate manufacturing, processing, packing, and holding facilities that meet the standards designed to ensure a safe, pure and potent medicine. Unless the FDA waives the requirement, clinical studies must be sufficient to show the safety, purity and potency of the proposed product for one or more ‘‘appropriate’’ conditions of use for which licensure is sought and for which the reference product is licensed. The FDA will approve a biosimilar application based on a finding of biosimilarity with the reference product.

A pending biosimilar application or a supplement to an approved biosimilar application may seek an FDA determination that the proposed or approved product is “interchangeable” with the reference product. FDA will determine that the product is interchangeable with the reference product if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar and reference product is not greater than the risk of using the reference product without such alternation or switch. The determination of interchangeability means that the biosimilar product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, which is also subject to state laws. The first biosimilar determined to be interchangeable with a particular reference product for any condition of use is protected by a period of exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for a period of time generally ranging from 12 to 42 months from approval or as determined by a number of patent litigation triggers.

A number of exclusivity protections for reference products are available that may delay submission and approval of biosimilar applications. The law prohibits the submission of a biosimilar application until four years after the date on which the reference product was first licensed, and delays the approval of a biosimilar application from becoming effective until twelve years after the date on which the reference product was first licensed. The first-licensure exclusivity provisions are not triggered by a supplement to the original application for the reference product, or by the submission of an entirely new BLA filed by the same sponsor or manufacturer of the reference product for certain changes made to the reference product. Such changes include (1) a non-structural change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, and (2) a structural change that does not result in a change in safety, purity or potency. As in the case of applications for approval of small molecule drugs in the United States, BLAs may be entitled to other periods of exclusivity, such as orphan exclusivity or pediatric exclusivity.

The BPCIA also establishes a detailed framework for potential patent disputes between biosimilar product sponsors and reference product sponsors. The biosimilar pathway approval process does not require patents to be listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”), and companies submitting biosimilar applications are not required to submit patent certifications. However, once the biosimilar applicant has received notification that the FDA has accepted its application for review, the BPCIA establishes a 20-day time frame within which time the biosimilar applicant must provide a copy of the application, along with any other information that describes the manufacturing processes for the biosimilar product, to the reference product sponsor’s in-house counsel, the reference product sponsor’s outside counsel, and/or a representative of the owner of a patent exclusively licensed to the reference product sponsor with respect to the reference product who has retained a right to assert the patent or participate in litigation. The reference product sponsor then has a specific timeframe within which to provide the biosimilar applicant with a list of patents for which it believes a patent infringement claim could reasonably be brought. Subsequently, the parties must engage in a back and forth negotiation regarding which patents will be part of the anticipated litigation, subject to timeframes and other requirements established in the BPCIA. The FDA continues to review the biosimilar application during this time.

Unlike in the context of applications for small molecule generics submitted under the Hatch-Waxman Act, the BPCIA does not require the FDA to stay approval of a follow-on biologic application for 30 months once patent litigation has been initiated. To date, the FDA has released four draft guidance documents regarding implementation of the regulatory pathway. However, no biosimilar product has yet been approved, and the FDA is still in the process of implementing the regulatory requirements for biosimilars in the United States.

Facilities

Our headquarters is located in Boston, MA, where we occupy approximately 3,000 square feet of office space. The term of our lease expires in 2016. We are currently planning to move within the same facility to occupy roughly 8,000 square feet in September, 2014. These new premises are anticipated to be sufficient for current and future operations and we expect to be able to renew the lease for these premises upon its expiration.

Employees

As of July 2014, we had 21 full-time employees. None of our employees is represented by a labor union and we consider our employee relations to be good.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIRUS BIOPHARMACEUTICALS, INC.

Date: August 11, 2014	By:	/s/ Thomas Shea
Thomas Shea
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of April 15, 2014, by and among the Company, Old Epirus and EB Sub, Inc. (f/k/a BRunning, Inc.)	S-4	333-195818	2.1	5/8/2014

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of May 7, 2014, by and between the Company and Old Epirus	S-4	333-195818	2.2	5/8/2014

3.1	Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc., as amended and restated as of November 9, 2005	S-1/A	333-121173	3.2	11/9/2005

3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	12/21/2009

3.3	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	9/9/2010

3.4	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	10/2/2013

3.5	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	7/15/2014

3.6	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of EPIRUS Biopharmaceuticals, Inc.	8-K	000-51171	3.2	7/15/2014

3.7	Amended and Restated By-Laws of EPIRUS Biopharmaceuticals, Inc.	8-K	000-51171	3.1	7/18/2014

4.1	Specimen Stock Certificate representing the Common Stock						*

4.2	Warrant to Purchase Series A Preferred Stock, No. PSW-5, dated as of January 25, 2011, by and between the Company and Dee Athwal						*

4.3	Warrant to Purchase Series A Preferred Stock, No. PSW-9, dated as of April 3, 2012, by and between the Company and 5AM Ventures III, L.P						*

4.4	Warrant to Purchase Series A Preferred Stock, No. PSW-11, dated as of April 3, 2012, by and between the Company and 5AM Co-Investors III, L.P.						*

4.5	Warrant to Purchase Series A Preferred Stock, No. PSW-16, dated as of April 3, 2012, by and between the Company and Dee Athwal						*

4.6	Warrant to Purchase Series A Preferred Stock, No. PSW-17, dated as of April 3, 2012, by and between the Company and Dee Athwal						*

4.7	Warrant to Purchase Series A Preferred Stock, No. PSW-22, dated as of August 21, 2012, by and between the Company and Dee Athwal						*

10.1	Fourteen22 2011 Equity Incentive Plan	S-4	333-195818	10.5	5/8/2014

10.2	GPEx Cell Line Sale Agreement, dated as of January 1, 2009, by and between Catalent Pharma Solutions, LLC and Moksha8 Pharmaceuticals, Inc., assigned by Moksha8 Pharmaceuticals, Inc. to EB Sub, Inc., as amended on July 31, 2009						*#

10.3	Revenue and Negotiation Rights Agreement, dated as of December 31, 2010, by and between EB Sub, Inc. and Moksha8 Pharmaceuticals, Inc.						*#

10.4	License Agreement, dated as of April 10, 2013, by and between EB Sub, Inc. and Bioceros B.V., as amended June 17, 2013	*#

10.5	Second Definitive License Agreement, dated as of October 1, 2013, by and between EB Sub, Inc. and Bioceros B.V.	*#

10.6	License Agreement, dated as of January 3, 2014, by and between Epirus Switzerland GmbH and Ranbaxy Laboratories Limited	*#

10.7	Offer Letter, dated as of May 17, 2012, by and between EB Sub, Inc. and Amit Munshi	*

10.8	Offer Letter, dated as of February 4, 2014, by and between EB Sub, Inc. and Kim Seth	*

10.9	Offer Letter, dated as of April 29, 2013, by and between EB Sub, Inc. and Thomas Shea	*

10.10	Offer Letter, dated as of April 28, 2014, by and between EB Sub, Inc. and Robert Ticktin	*

10.11	Offer Letter, dated as of June 15, 2012, by and between EB Sub, Inc. and Michael Wyand	*

10.12	Letter Agreement from the Company to Amit Munshi, effective as of April 16, 2014	*

10.13	Letter Agreement from the Company to Kim Seth, effective as of April 16, 2014	*

10.14	Letter Agreement from the Company to Thomas Shea, effective as of April 16, 2014	*

10.15	Letter Agreement from the Company to Michael Wyand, effective as of April 16, 2014	*

10.16	Lease Agreement, by and between EB Sub, Inc. and CPT One Exeter Plaza, LLC, dated as of March 8, 2013	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	*

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
**	Furnished herewith.
#	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the Exhibit have been separately filed by us with the Securities and Exchange Commission.