Form 10-Q
period 2014-09-30
EPIRUS Biopharmaceuticals, Inc.
filed 2014-11-10
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File Number 000-51171

EPIRUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3514457
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

699 Boylston Street Eighth Floor Boston, MA 02116	02116
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2014: 12,934,102 shares

EPIRUS BIOPHARMACEUTICALS, INC.
QUARTERLY REPORT
ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements with respect to EPIRUS Biopharmaceuticals, Inc. and its subsidiaries (“Epirus”, “we”, “our,” “us” or the “Company”), which constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future expectations; statements concerning product candidate development (including clinical and preclinical development), manufacturing and commercialization plans and timelines and related regulatory matters; any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; statements of the plans, strategies and objectives of management for future operations; any statements regarding safety and efficacy of product candidates; statements regarding our plans for partnerships, collaborations or other strategic transactions; any statements of expectation or belief; and any statements regarding other matters that involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed in or implied by this Quarterly Report on Form 10-Q.

The risks, uncertainties and assumptions referred to above include risks that are described in Part II, Item 1A of this Quarterly Report on Form 10-Q in the section entitled “Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

PRESENTATION FOR REVERSE STOCK SPLIT

On July 15, 2014, our board of directors unanimously approved a 1-for-10 reverse stock split of our common stock, which we effected on July 16, 2014. All share and per share amounts of the Company’s common stock, stock options and warrants in this Quarterly Report on Form 10-Q, including those amounts included in the accompanying condensed consolidated financial statements, have been restated for all periods to give retroactive effect to the July 16, 2014 reverse stock split. The common stock, preferred stock, stock options and warrants of Private Epirus (as defined below), did not undergo any stock split and therefore such share amounts of such company were not restated for the reverse stock split.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$23,681	$1,798
Prepaid expenses and other current assets	1,958	888
Total current assets	25,639	2,686
Property and equipment, net	665	90
In-process research and development	5,500	2,437
Intangible assets, net	3,661	—
Goodwill	16,363	1,499
Restricted cash	1,825	25
Other assets	187	57
Total assets	$53,840	$6,794

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,760	$1,067
Accrued expenses	4,626	2,492
Other current liabilities	295	—
Convertible notes	—	12,500
Deferred tax benefit	185	185
Total current liabilities	6,866	16,244
Warrant liability	—	5,843
Deferred revenue, net of current portion	1,000	—
Deferred tax liability	2,166	—
Deferred tax benefit, net of current portion	600	738
Other non-current liabilities	813	—

Series A convertible preferred stock, $0.0001 par value; Authorized—0 and 55,653,728 shares at September 30, 2014 and December 31, 2013; Issued and Outstanding—0 and 27,248,746 shares at September 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $27,249 at September 30, 2014 and December 31, 2013, respectively	—	23,348

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Authorized—5,000,000 shares; Issued and Outstanding—0 shares	—	—
Common stock, $0.001 par value; Authorized—30,000,000 shares; Issued—12,934,102 and 237,026 shares at September 30, 2014 and December 31, 2013, respectively; Outstanding—12,920,843 and 237,026 shares at September 30, 2014 and December 31, 2013, respectively	13	—
Additional paid-in capital	118,554	5,348
Accumulated deficit	(76,172)	(44,727)
Total stockholders’ equity (deficit)	42,395	(39,379)
Total liabilities, convertible preferred stock and stockholders’ equity	$53,840	$6,794

See accompanying notes to condensed consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$5,397	$1,928	$11,488	$7,227
General and administrative	8,532	1,098	17,612	3,410
Total operating expenses	13,929	3,026	29,100	10,637
Loss from operations	(13,929)	(3,026)	(29,100)	(10,637)

Other income (expense):
Interest income (expense)	1	(589)	(2,390)	(1,596)
Change in fair value of warrant liability	(23)	(679)	(222)	(805)
Other income (expense), net	(5)	—	285	—
Total other income (expense), net	(27)	(1,268)	(2,327)	(2,401)
Loss before income taxes	(13,956)	(4,294)	(31,427)	(13,038)
Benefit (loss) from income taxes	21	16	(18)	16
Net loss	$(13,935)	$(4,278)	$(31,445)	$(13,022)

Net loss per share—basic and diluted	$(1.28)	$(18.05)	$(8.15)	$(55.38)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	10,846,655	237,026	3,857,027	235,123

Comprehensive loss	$(13,935)	$(4,278)	$(31,445)	$(13,022)

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share amounts)

	Series A		Series B				Additional		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	27,248,746	$23,348	—	$—	237,026	$—	$5,348	$(44,727)	$(39,379)
Exercise of preferred stock warrant	5,101,816	6,436	787,402	993	—	—	—	—	—
Issuance of preferred stock upon conversion of convertible debt	13,184,383	13,184	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	24,409,444	30,478	—	—	—	—	—
Issuance of convertible notes	—	—	—	—	—	—	2,071	—	2,071
Extinguishment of convertible notes	—	—	3,947,363	5,013	—	—	(1,150)	—	(1,150)
Exchange of preferred stock for common stock in connection with the Merger	(45,534,945)	(42,968)	(29,144,209)	(36,484)	9,901,700	10	79,442	—	79,452
Issuance of common stock in connection with the Merger	—	—	—	—	2,610,871	3	31,321	—	31,324
Exchange of warrants in connection with the Merger	—	—	—	—	—	—	167	—	167
Exercise of stock options	—	—	—	—	98,405	—	90	—	90
Issuance of warrants in connection with Hercules notes	—	—	—	—	—	—	248	—	248
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	27,540	—	(297)	—	(297)
Stock-based compensation expense and vesting of restricted stock	—	—	—	—	45,301	—	1,314	—	1,314
Comprehensive loss	—	—	—	—	—	—	—	(31,445)	(31,445)
Balance at September 30, 2014	—	$—	—	$—	12,920,843	$13	$118,554	$(76,172)	$42,395

See Note 5 for information on the reverse merger and the merger exchange ratio, by which all historical common stock share and per share amounts have been adjusted.

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended,
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(31,445)	$(13,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	22
Non-cash interest expense	2,354	1,253
Stock-based compensation and vesting of restricted stock	1,314	93
Extinguishment of convertible notes	(22)	—
Deferred taxes	(138)	(36)
Change in fair value of warrants	222	805
Other non-cash activity	66	32
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(599)	(191)
Restricted cash	50	—
Other non-current assets	(130)	(82)
Accounts payable	(897)	1,171
Accrued expenses and other current liabilities	880	964
Other non-current liabilities	(84)	—
Deferred revenue	1,000	—
Net cash used in operating activities	(27,363)	(8,991)

Cash flows from investing activities:
Cash acquired in acquisition	13,756	—
Purchases of property and equipment	(115)	(82)
Net cash provided by (used in) investing activities	13,641	(82)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock and warrants	30,478	—
Proceeds from the issuance of convertible notes	5,000	7,500
Proceeds from the exercise of preferred stock warrants	334	5
Proceeds from the exercise of common stock warrants	—	3
Repurchases of common stock	(297)	—
Proceeds from the exercise of common stock options	90	21
Net cash provided by financing activities	35,605	7,529

Net increase (decrease) in cash and cash equivalents	21,883	(1,544)
Cash and cash equivalents—Beginning of period	1,798	2,234
Cash and cash equivalents—End of period	$23,681	$690

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest into preferred stock and warrants	$13,184	$—
Extinguishment of convertible debt and accrued interest into preferred stock	$5,013	$—
Exercise of warrants into preferred stock	$7,095	$499
Conversion of preferred stock into common stock	$79,452	$—
Conversion of preferred stock warrants to equity	$167	$—
Issuance of warrants in connection with Hercules debt	$248	$—
Leasehold improvements incurred by Landlord	$477	$—
Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$36,223	$—
Fair value of liabilities assumed in Merger	$(4,899)	$—
Fair value of net assets acquired in Merger	$31,324	$—

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

(In thousands, except share and per share amounts)

1.                                      Organization

On July 15, 2014 EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”).  The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, Private Epirus, now known as EB Sub, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus.

The term “Company” as used in these notes to condensed consolidated financial statements refers to Private Epirus prior to the completion of the Merger and Public Epirus subsequent to the completion of the Merger.

Prior to the Merger, Zalicus was a biopharmaceutical company developing drug candidates with a focus on the treatment of pain. Following the Merger, Public Epirus became a commercial-stage biotechnology company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. The Company has a principal place of business in Boston, Massachusetts. To date, the Company has devoted substantially all of its resources to the development of its drug discovery technologies and the research and development of its drug candidates, including conducting preclinical and clinical trials. The Company focuses on the development of biosimilar monoclonal antibodies (MAbs) for markets outside of North America and Japan. The Company’s lead product candidate is BOW015, a biosimilar version of Remicade (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, achieved approximately $8.4 billion in global sales in 2013. In March 2014, the Company’s manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained marketing approval and in July 2014, received manufacturing approval in India for BOW015 as a treatment for rheumatoid arthritis. In July 2014, the Company received product label approval by the Drug Controller General of India. The Company has reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and in an interim analysis for a Phase 3 clinical trial in India, in each case showing equivalence with Remicade. The Company’s pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW030, a biosimilar version of Avastin (bevacizumab), which is marketed by Genentech/Roche and used to treat a variety of cancers and two additional undisclosed preclinical assets. Both BOW050 and BOW030 are in preclinical development. Collectively, Remicade, Humira and Avastin generated $26.2 billion in global sales in 2013 according to EvaluatePharma. In August 2013, the Company transferred all of its intellectual property to its subsidiary, Epirus Switzerland GmbH, a Swiss corporation.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual consolidated financial statements for the year ended December 31, 2013, which are included in Public Epirus’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 15, 2014.

Merger and Exchange Ratio

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this filing labeled EPIRUS Biopharmaceuticals, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Epirus, including the effect of the Merger exchange ratio and the Public Epirus common stock par value of $0.001 per share. See Note 5, “Merger,” for additional discussion of the Merger and the exchange ratio.

Reverse Stock Split

On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share (“Public Epirus Common Stock”) (the “Reverse Stock Split”). The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements, including the Merger exchange ratio (Note 5) applied to historical Private Epirus common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented. The shares of Public Epirus Common Stock retained a par value of $0.001 per share.

3.                                      Summary of Significant Accounting Policies

In the nine months ended September 30, 2014, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual consolidated financial statements for the fiscal year ended December 31, 2013, which are included in Public Epirus’ Current Report on Form 8-K filed with the SEC on July 15, 2014, except as described below:

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

In-process Research & Development

In-process research & development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on the Company’s consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the nine months ended September 30, 2014, the Company determined that there was no impairment of its IPR&D.

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over its estimated economic life, which is approximately 16.5 years. The Company evaluates the potential impairment of its other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful life of the assets is no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the assets are written down by the amount by which the carrying value of the assets exceeds the related fair value of the assets. Any write-downs are treated as permanent reductions in the carrying value of the assets.

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

Development Stage Entity

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification (“ASC”). In addition, the update adds an example disclosure in Risks and Uncertainties, ASC Topic 275, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities and removes an exception provided to development stage entities in Consolidations, ASC Topic 810, for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with the revised consolidation standards effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company early adopted the guidance and eliminated the presentation and disclosure requirements of ASC Topic 915 during the three months ending June 30, 2014.

4.                                      Business Agreements

Ranbaxy Laboratories

In January 2014, the Company and Ranbaxy Laboratories Limited (“Ranbaxy”) executed a royalty-bearing and non-transferrable license agreement (“License Agreement”) for BOW015 to Ranbaxy for a broad range of territories including India, selected Southeast Asian markets and North Africa. Under the terms of the agreement, the Company and Ranbaxy will pursue the commercialization of BOW015 in India and Ranbaxy received the right to sell BOW015 in the territories specified in the agreement. Ranbaxy does not have the right to manufacture BOW015.

Ranbaxy made an upfront payment of $500 upon the execution of the agreement and is obligated to pay the Company up to $1,000 if certain development and regulatory approval milestones are achieved and up to $10,000 if certain sales milestones are achieved. Additionally, the Company is entitled to receive royalties in the mid-teens on net sales in the territories, which royalties are subject to reduction or renegotiation in certain limited circumstances. Half of the upfront payment and certain development and regulatory milestones may be refundable to Ranbaxy in certain circumstances if the Company does not complete certain specified requirements.

Unless terminated earlier in accordance with the terms of the agreement, the license agreement with Ranbaxy expires 20 years following the first commercial sale in the territories.

Under the agreement, Ranbaxy is responsible for all activities related to the commercialization of BOW015 in the territories. The Company is responsible for performing the development activities required for obtaining regulatory approval in India, joint steering committee participation and clinical and commercial supply of product. The Company also agreed to perform the development activities required to obtain regulatory approval in other parts of the territories. These activities and the related fees will be agreed upon by Ranbaxy and the Company in future written agreements.

The Company has determined that the deliverables under the Ranbaxy agreement are the license, development activities related to regulatory approval in India, joint steering committee services and the obligation to supply clinical and commercial product. The Company’s obligation to perform future development activities to obtain regulatory approval in other parts of the territories is not a deliverable at the inception of the agreement as the Company will be compensated separately for these activities, and it is uncertain at this time if the Company will ever be requested to perform these activities by Ranbaxy.

The Company determined that, the license and the other activities and services do not have standalone value apart from the requirement for the Company to deliver commercial material. Ranbaxy has not been granted a license to manufacture BOW015, which prevents them from using the license and related services for their intended purpose without the involvement of the Company. Therefore, the deliverables are not separable and represent one single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the last to be provided deliverable. As a result, no revenue will be recognized until delivery of the commercial supply begins. All amounts received from Ranbaxy have been recorded as deferred revenue as of September 30, 2014. Once such delivery begins, the deferred revenue amounts will be recognized as revenue over the remaining term of the Supply Agreement.

The arrangement includes the delivery of commercial material and therefore does not qualify for the milestone method of revenue recognition as the agreement is not a research and development arrangement. As a result, upon achievement of a milestone, the amounts will be included in the total arrangement consideration. In January 2014, the Company invoiced Ranbaxy $125 related to the filing for approval in India. In March 2014, the Drug Controller General in India approved BOW015 for commercial sale to the Indian market, upon which a payment from Ranbaxy of $250 became due and payable and was invoiced in April 2014. In September 2014, the Company executed a supply agreement with Ranbaxy, upon which an additional milestone payment of $125 became due. The Company has invoiced Ranbaxy for a total of $1,000, including the upfront payment, and received payments related to the agreement totaling $1,000 during the nine months ended September 30, 2014.

On September 9, 2014, the Company entered into an amendment (the “Amendment”) to the License Agreement. The Amendment amended the License Agreement to revise (i) the royalty tiers for net sales based on final product sale forecasts and supply costs in the territory, and (ii) Ranbaxy’s obligations with respect to minimum annual sales targets in any given country such that the obligations are subject to a final grant of approval for BOW015 by the applicable regulatory authority for all indications as have been granted for the innovator product in such country. Other than as set forth in the Amendment, the License Agreement remains in full force and effect following the parties’ execution of the Amendment.

In September 2014, the Company and Ranbaxy entered into a supply agreement for BOW015 under which Epirus, through its third party manufacturing supplier, will provide Ranbaxy with finished products for clinical use, regulatory use and commercialization in accordance with the License Agreement. Under the terms of the supply agreement, the Company’s designated manufacturer will receive consideration from Ranbaxy for commercial finished product. Unless terminated earlier in accordance with terms, the Company’s supply agreement with Ranbaxy expires 10 years from the effective date, subject to five two-year automatic renewal periods.

Orygen Biotechnology

In September 2013, the Company entered into a binding Heads of Agreement (“Orygen Heads of Agreement”) with Orygen Biotechnology (“Orygen”), a Brazilian corporation, for the negotiation of the terms of a definitive agreement under which Orygen would be granted exclusive rights to commercialize BOW015 in Brazil. As consideration for entry into the Orygen Heads of Agreement, and the rights to be granted under the definitive agreement, the Company received a non-creditable, non-refundable initial upfront cash payment of $250 from Orygen.

The Orygen Heads of Agreement, as extended by the parties, was terminated on May 19, 2014. The Company recognized the $250 upfront cash payment as other income in the condensed consolidated statement of operations and comprehensive loss in the nine months ended September 30, 2014.

Livzon Mabpharm

In September 2014, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Livzon Mabpharm Inc. (“Livzon”) for the global development and commercialization of certain antibodies or related biological compounds, including the Company’s BOW015, a biosimilar version of infliximab.

Under the Agreement, the Company and Livzon each granted the other party, in the other party’s territory, exclusive, royalty-bearing licenses under certain patent rights and know-how to develop, manufacture and commercialize BOW015 and up to four additional compounds chosen by mutual agreement of the parties (collectively, the “Collaboration Compounds”). Livzon’s territory consists of China, Hong Kong, Macau and Taiwan (the “Livzon Territory”), and the Company’s territory consists of the rest of the world.  The parties share pre-clinical development expenses for each Collaboration Compound based on certain factors specific to each compound. Each party bears the responsibility and expenses for clinical development and commercialization of each Collaboration Compound in its territory. Livzon will be the preferred supplier of each Collaboration Compound for pre-clinical, clinical, and commercialization purposes, subject to Livzon’s satisfaction of certain performance criteria.

As consideration for the license granted to Livzon to develop and commercialize BOW015, the Company is eligible to receive from Livzon a milestone payment of $2,500 upon the achievement of a specified regulatory milestone in the Livzon Territory. The Company is also eligible to receive from Livzon tiered royalties based on a percentage of net sales of BOW015 products in the Livzon Territory ranging from the low- to high-single digits. Any future Collaboration Compounds have cross-milestone and royalty obligations in amounts to be mutually agreed upon at a later date.

If not terminated earlier or extended by mutual agreement of the parties, the Agreement expires in its entirety 20 years from the effective date.

Moksha8 Pharmaceuticals

In September 2014, the Company entered into an amendment (the “Amendment”) to that certain Revenue and Negotiation Rights Agreement between the Company and Moksha8 Pharmaceuticals, Inc. (“Moksha8”), dated as of December 31, 2010 (the “Moksha8 Revenue Agreement”). Under the terms of the Moksha8 Revenue Agreement, the Company was required to pay to Moksha8 royalties based on nets sales of BOW015 by the Company or its affiliates at a percentage in the very low double digits, and a portion of all licensing revenue received by the Company from third parties to commercialize BOW015 at a percentage in the mid-teens, subject in each case to reduction in certain circumstances.

The Amendment amends the Moksha8 Revenue Agreement to terminate the Company’s revenue sharing payment obligations with respect to products that are biosimilars to infliximab, which includes the Company’s BOW015 product, in exchange for the Company’s payment of $1,500 in two installments.

In October 2014, the Company entered into a second amendment (the “Second Amendment”) to the Amendment between the Company and Moksha8. Under the terms of the Second Amendment, the $1,500 of payments described in the Amendment was reduced to $1,400. As of September 30, 2014, no payments were made by the Company to Moksha8 and the Company recorded an accrued liability of $1,400, an extinguishment of previously accrued royalty obligations of $150 and an intangible asset of $1,250 (Note 6). Pursuant to the Amendment and the Second Amendment, in October 2014, the Company made payments to Moksha8 totaling $1,400.

Moksha8 is owned in part by Montreaux Equity Partners and TPG Capital, which are also shareholders of the Company. As of September 30, 2014, Montreaux Equity Partners and TPG Capital each own approximately 17% of the Company. TPG Capital is a legal affiliate of the Company.

5.                                      Merger

As described in Note 1, “Organization,” on July 15, 2014, the Company completed the Merger with Zalicus.  Pursuant to the Merger Agreement, each share of capital stock of Private Epirus was exchanged for 0.13259 shares of Public Epirus Common Stock (the “Exchange Ratio”). All Private Epirus stock options granted under the Private Epirus stock option plans (whether or not then exercisable) that were outstanding prior to the effective time of the Merger, and all warrants to purchase Private Epirus capital stock that were outstanding prior to the effective time of the Merger were exchanged at the same ratio as described below. Upon the consummation of the Merger, equity holders of Private Epirus were issued an aggregate of 10,288,180 shares of Public Epirus Common Stock, plus 1,152,042 and 21,996 shares of Public Epirus Common Stock which could be issued in the future upon exercise of stock options and warrants, respectively.

All Private Epirus stock options granted under the Private Epirus stock option plans (whether or not then exercisable) that were outstanding prior to the effective time of the Merger and all warrants to purchase Private Epirus capital stock that were outstanding prior to the effective time of the merger were exchanged for options to purchase Public Epirus Common Stock or warrants to purchase Public Epirus Common Stock, as applicable. After the Effective Time, all outstanding and unexercised Private Epirus stock options assumed by Zalicus may be exercised solely for shares of Public Epirus Common Stock and all outstanding and unexercised warrants to purchase Private Epirus capital stock may be exercised solely for shares of Public Epirus Common Stock. The number of shares of Public Epirus Common Stock subject to each Private Epirus stock option or warrant assumed by Zalicus was determined by multiplying (a) the number of shares of Private Epirus common stock that were subject to such Private Epirus stock option or warrant, as in effect immediately prior to the Effective Time, by (b) the exchange ratio, as defined in the merger agreement, and rounding the resulting number down to the nearest whole number of shares of Public Epirus Common Stock. The per share exercise price for the Public Epirus Common Stock issuable upon exercise of each Private Epirus stock option or warrant assumed by Zalicus was determined by dividing (a) the per share exercise price of Private Epirus common stock subject to such Private Epirus stock option or warrant, as in effect immediately prior to the Effective Time, by (b) the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent.

All Zalicus equity awards granted prior to the Merger remained legally outstanding.

The Merger has been accounted for as a reverse acquisition under the acquisition method of accounting with Private Epirus treated as the accounting acquirer and Zalicus treated as the acquired company for financial reporting purposes. Private Epirus was determined to be the accounting acquirer based upon the terms of the Merger and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management. Accordingly, the Zalicus tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess consideration transferred recorded as goodwill.

See Note 12, “Stock-Based Compensation,” for additional details regarding the accounting treatment for the equity awards of Private Epirus and Zalicus.

The acquisition-date fair value of the consideration transferred is as follows:

Number of shares of Public Epirus Common Stock owned by Zalicus stockholders (1)	2,635,871
Multiplied by the price per share of Public Epirus Common Stock (2)	$11.80
Fair value of shares of Public Epirus Common Stock owned by Zalicus stockholders	$31,104
Acquisition-date fair value of assumed Zalicus equity awards attributable to precombination services (3)	$220
Total consideration transferred	$31,324

(1) The stock transferred in the table above is comprised of 2,610,871 common shares outstanding at the time of the Merger plus 25,000 restricted stock units (RSUs) that vested immediately upon the closing of the Merger. The fair value of shares of Public Epirus Common Stock owned by Zalicus shareholders of $31,104 includes approximately $1 related to fractional shares resulting from the Reverse Stock Split.

(2) The shares outstanding are multiplied by the closing trading price of Public Epirus Common Stock as of the Merger date.

(3) Consideration transferred includes approximately $220 of Zalicus equity awards assumed and deemed attributable to precombination services to Zalicus. This amount excludes approximately $355 of acquisition-date fair value attributable to postcombination service, which was recorded to reflect the acceleration of nonvested equity awards of Zalicus upon the termination of certain Zalicus employees after the Merger. The Company recognized the $355 as stock-based compensation expense in the postcombination period ended September 30, 2014 (Note 12). The fair value of the equity awards at July 15, 2014 was determined using a Black-Scholes option-pricing model with the following ranges of assumptions: exercise price of $14.70 per share to $591.00 per share; underlying stock value of $11.80 per share; expected volatility of 66.02%; expected term of 0.1 years to 6.0 years; and risk-free interest rate of 1.91%.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

July 15, 2014
Cash and cash equivalents	$13,756
In-process research and development	5,500
Goodwill	14,864
Restricted cash	1,850
Other assets	253
Total assets acquired	36,223
Accounts payable	(1,584)
Accrued expenses and other current liabilities	(757)
Other liabilities	(391)
Deferred tax liabilities	(2,166)
Total liabilities assumed	(4,899)
Total net assets acquired	$31,324

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and the liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from July 15, 2014, the acquisition date.

For acquired working capital accounts such as accounts receivable, prepaid expenses and other current assets, accounts payable and certain accrued expenses, the Company determined that no fair value adjustments were required due to the short timeframe until settlement for these assets and liabilities.

The fair value of the IPR&D was determined using the multi-period excess earnings method, a variation of the income approach, including a discount rate of 13.1% applied to the projected cash flows. The Company believes the assumptions used are consistent and representative of those a market participant would use in estimating the fair value of the IPR&D. The Company will not begin amortizing the IPR&D asset until the research and development is complete and the asset is reclassified to a definite-lived amortizing asset.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

Other liabilities of $391 plus $376 out of the $757 of accrued expenses and other liabilities relates to a sublease liability assumed for Zalicus’ Cambridge, Massachusetts facility. The liability represents the fair value of the difference between the total sublease payments and the total payments for the facility per the lease agreement. The original lease and the sublease agreement terminate in January 2017.

The deferred tax liability of $2,166 relates to the temporary difference associated with the $5,500 value of the IPR&D asset, which is not deductible for tax purposes. The deferred tax liability was recorded based on a 39.39% effective tax rate.

The operating results of Zalicus for the period from July 16, 2014 to September 30, 2014, including an operating loss of $25, have been included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014.

The Company incurred a total of $5,665 in transaction costs in connection with the Merger, excluding Zalicus transaction costs, which were included in selling, general and administrative expense within the consolidated statements of income for the nine months ended September 30, 2014.  The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Zalicus had occurred on January 1, 2013:

	Nine Months Ended
	September 30,
	2014	2013

Total revenues, net	$2,735	$14,731
Net loss	(22,025)	(61,727)

The above unaudited pro forma information was determined based on the historical GAAP results of the Company and Zalicus. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2013. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1) Elimination of $8,559 of transaction costs for both the Company and Zalicus from the nine months ended September 30, 2014, and inclusion of these transaction costs in the nine months ended September 30, 2013;

(2) Elimination of $355 of stock-based compensation expense related to the acceleration of vesting of previously unvested Zalicus awards in connection with the Merger from the nine months ended September 30, 2014, and inclusion of this charge in the nine months ended September 30, 2013;

(3) Elimination of $1,980 of expense related to severance agreements from the nine months ended September 30, 2014, and inclusion of this charge in the nine months ended September 30, 2013; and

(4) Elimination of $222 and $805 of other expense related to the change in the fair values of liability-classified warrants from the nine months ended September 30, 2014 and 2013, respectively, as the Company’s outstanding warrants were reclassified to equity in connection with their exchange in the Merger.

6.                                      Goodwill, IPR&D and Intangible Assets, Net

The following table represents changes in goodwill for the nine months ended September 30, 2014:

Balance at December 31, 2013	$1,499
Goodwill related to Merger	14,864
Balance at September 30, 2014	$16,363

As of September 30, 2014, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

IPR&D of $5,500 was recognized in connection with the Merger.  See Note 5, “Merger,” for additional details.

In July 2014, upon receipt of the necessary approvals to manufacture and market BOW015 in India, the Company reclassified the $2,437 of IPR&D associated with its lead product BOW015 from an indefinite-lived asset to a finite-lived asset. During the three months ended September 30, 2014, the Company began amortizing the intangible asset over its expected useful life of approximately 16.5 years. The Company determined the useful life of the asset based upon the period over which the Company expects to earn future economic benefit for BOW015. The Company recognizes amortization expense utilizing the straight-line method.

As described in Note 4, “Business Agreements,” in September 2014 and October 2014, the Company entered into the Amendment and Second Amendment, respectively, which amended the Moksha8 Revenue Agreement to terminate the Company’s revenue sharing payment obligations with respect to products that are biosimilars to infliximab, in exchange for payments of $1,400. In connection with the payments under the Amendment and Second Amendment, in September 2014, the Company recorded an intangible asset of $1,250, which will be amortized over the expected useful life of the intangible asset associated with BOW015, described above.

Intangible assets, net of accumulated amortization is as follows:

	September 30, 2014	December 31, 2013

Intangible assets	$3,687	$—
	3,687	—
Less: accumulated amortization—intangible assets	(26)	—
Intangible assets, net	$3,661	$—

Amortization expense, which is included within research and development expense in the condensed consolidated statements of operations and comprehensive loss, was $26 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

The estimated aggregate amortization of intangible assets as of September 30, 2014, for each of the five succeeding years and thereafter is as follows:

September 30, 2014

Remainder of 2014	$56
2015	225
2016	225
2017	225
2018	225
2019 and thereafter	2,705
Total	$3,661

7.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013

Accrued professional fees	$1,034	$544
Accrued compensation	1,004	725
Accrued manufacturing expense	603	380
Accrued clinical expense	455	286
Accrued royalty settlement	1,400	—
Accrued interest expense	—	502
Other	130	55
Total accrued expenses	$4,626	$2,492

8.                                      Debt

2013 Notes

On March 10, 2014, the $12,500 principal amount of convertible notes outstanding at December 31, 2013, plus accrued but unpaid interest of $684, was converted into 13,184,383 shares of Series A convertible preferred stock (“Series A Preferred”).

March 2014 Notes

On March 10, 2014, the Company issued and sold $5,000 of convertible notes to finance the operations of the Company. The notes bore interest at a rate of 8% per annum, had a maturity date of April 30, 2014 and provided the holders of the notes with 20% warrant coverage.

The 2014 note agreements contained the following settlement provisions: (1) in the event of a qualified financing in which the Company issues and sells shares of preferred stock for gross proceeds of at least $20,000 from one or more persons that are not current holders of capital stock, prior to the maturity date of the note, all outstanding principal and accrued interest automatically converts into the same class and series of capital stock at the price paid per share by the other purchasers in the qualified financing event; (2) in the event of a corporate merger, all outstanding principal and accrued interest automatically converts into the Company’s Series A Preferred at a conversion price equal to $1.00 per share; (3) in the event of an acquisition or asset transfer, the Company shall pay the outstanding note holders an amount in cash accrued and unpaid interest through the date of the payment and three times the outstanding principal balance; (4) in the event of a non-qualified financing, holders of the notes shall have the option to either convert all outstanding principal and any accrued but unpaid interest into shares of the same class and series of capital stock at the conversion price equal to the price per share of the non-qualified financing securities, or into shares of Series A Preferred, at a conversion price equal to $1.00 per share; (5) following the maturity date of the note, upon a written election by a majority of note holders, all outstanding principal and accrued interest converts into Series A Preferred; and (6) in the event of a default, all outstanding principal and accrued interest becomes immediately due and payable without notice or demand. The warrants were immediately exercisable into 1,000,000 shares of Series A Preferred at an exercise price of $0.01 per share. In the event of a qualified financing, the warrants become exercisable into a number of shares of the preferred stock issued in the qualified financing that represents $1,000 divided by the price per share of the preferred stock.

The provisions requiring conversion or prepayments of the 2014 notes upon a qualified financing, a corporate merger, an acquisition or asset transfer, or an event of default constituted an embedded compound derivative that is being accounted for separately. The Company determined that the fair value of this embedded compound derivative upon the issuance of the 2014 notes was $23, which was subtracted from the original carrying amount of the 2014 notes and reflected as a debt discount, and also increased liabilities by $23. As of March 31, 2014, the liability was accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations and comprehensive loss. As of March 31, 2014, the fair value of the embedded derivative was $23 and the Company did not record a gain or loss in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2014.

The Company determined the 2014 notes contained a beneficial conversion feature (“BCF”) measured at $2,071, which was recorded as a discount to the convertible notes.

The aggregate fair value of the warrants at their issuance date was $1,171, which was also recorded as a discount to the convertible notes.

The total debt discount resulting from the embedded compound derivative, BCF, warrants and lender fees is being amortized as interest expense using the effective interest method over the period between the convertible notes’ issuance and maturity date.

On April 15, 2014, upon the closing of a qualified financing, the issuance of Series B convertible preferred stock (“Series B Preferred”) (Note 11), the $5,000 principal amount of convertible notes issued in March 2014, plus accrued and unpaid interest of $13, were converted into 3,947,363 shares of Series B Preferred and the warrants became exercisable into 787,402 shares of Series B Preferred at an exercise price per share of $0.01.

The conversion of the notes into Series B Preferred was accounted for as an extinguishment of the notes and a repurchase of the BCF. In accordance with the accounting guidance for extinguishments of convertible debt with embedded BCFs, the Company recorded a reduction of additional paid-in capital of $1,150, which represents the intrinsic value of the BCF at the time of extinguishment, and a gain on the extinguishment of the notes of $22 during the nine months ended September 30, 2014, which represents the difference between the net carrying value of the notes at the time of extinguishment in excess of the remainder of the consideration transferred after the $1,150 allocated to the repurchase of the BCF, plus the derecognition of the $23 derivative liability. Consideration transferred was $5,013, which is the fair value of the shares of Series B Preferred into which the notes converted. The gain was recorded to other income (expense) within the condensed consolidated statement of operations and comprehensive loss.

Hercules Notes

On September 30, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules will provide the Company with access to two term loans with an aggregate principal amount of up to $15,000. The first term loan, of a principal amount of $7,500, was funded on October 1, 2014, and is repayable in monthly installments until April 1, 2018, including an initial interest-only period of 18 months after closing. The second term loan, of a principal amount of up to $7,500, can be drawn down at the Company’s option at any time between September 30, 2014 and May 30, 2015, and interest and principal is repayable upon the same schedule as the repayment for the first term loan, including the same interest-only period. The interest-only period for both term loans may be extended at the Company’s request to November 1, 2016 contingent upon the Company’s first patient being dosed in a pivotal clinical study of BOW015 (infliximab) for approval in the European Union prior to May 1, 2016. The Company may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $2,000 by converting a portion of the principal into shares of the Company’s common stock at a rate of $8.06, but only if the Company’s stock is trading at a level greater than the exercise price for seven consecutive trading days and the shares to be issued do not exceed 15% of the Company’s total trading volume for the previous 22 consecutive trading days. The Company may prepay all or part of the term loans at its election, provided that it will be required to pay a prepayment fee equal to 2.00% of the amount prepaid, if prepaid in the first 18 months following closing. If the Company prepays all or part of the term loans 18 months or later following closing, there is no prepayment fee. The Company will be required to pay a fee of 3.00% of the aggregate original principal amount at the earliest to occur of; loan maturity date, the date the Company prepays the outstanding obligations or the date the obligations become due and payable upon acceleration. As a security interest, the Company is obligated to collateralize all available receivables, equipment, fixtures, intangibles, inventory, deposit accounts and cash of the Company, other than the Company’s intellectual property.

Pursuant to the Loan Agreement, Hercules was granted the right to participate, in an amount of up to $1,000, in subsequent private placements of the Company’s equity securities.

In connection with the Loan Agreement, on September 30, 2014, the Company issued to Hercules a warrant to purchase 64,194 shares of Public Epirus Common Stock at an exercise price of $7.01 per share. See Note 9, “Warrants,” for further description of the warrant.

9.                                      Warrants

In March 2014, the Company issued warrants, in connection with a convertible notes issuance, to purchase 1,000,000 shares of Series A Preferred with an exercise price of $0.01 per share (Note 8). Upon the Series B Preferred financing described in Notes 8 and 11, these warrants became exercisable into 787,402 shares of Series B Preferred at an exercise price of $0.01 per share. The aggregate fair value of such warrants at their issuance date was $1,171. Each warrant was immediately exercisable and expires approximately seven years from the original date of issuance. Each warrant was exercisable on either a physical settlement or net share settlement basis.

In April 2014, warrants to purchase 5,101,816 shares Series A Preferred were exercised into 5,101,816 shares of Series A Preferred. In April 2014, the warrants to purchase Series B Preferred were exercised into 787,402 shares of Series B Preferred.

In connection with the Merger on July 15, 2014, all of the Company’s outstanding warrants exercisable for shares of preferred stock were exchanged for warrants exercisable for shares of Public Epirus Common Stock, which resulted in the reclassification of the liability-classified warrants to additional paid-in capital.

See Note 10, “Fair Value Measurements,” for additional details.

As described in Note 8, the Company entered into a Loan Agreement with Hercules under which the Company was given access to up to $15,000 of term loans. As consideration for the Loan Agreement, the Company issued Hercules a five-year warrant to purchase 64,194 shares of its common stock at an exercise price of $7.01 per share (the “Warrant”). The Warrant’s fair value of $248 at September 30, 2014 was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 61.68%; contractual term of five years; and risk-free interest rate of 1.78%. The fair value of the common stock warrants was recorded to prepaid expenses and other current assets and credited to additional paid-in capital upon their issuance on September 30, 2014. In October 2014, upon issuance and recognition of the Hercules notes, the other current asset will be reclassified to a debt discount.

As of September 30, 2014, all of the Company’s outstanding warrants were classified in equity. As of September 30, 2014, the following warrants to purchase common stock were outstanding:

	As of September 30, 2014
	Number of
	Shares	Exercise
	Underlying	Price
	Warrant	Per Share

Common Stock	20,953	$7.55
Common Stock	1,043	$0.08
Common Stock	64,194	$7.01

As of December 31, 2013, the following liability-classified warrants to purchase preferred stock were outstanding:

	As of December 31, 2013
	Number of
	Shares	Exercise	Fair Value at
	Underlying	Price	December 31,
	Warrant	Per Share	2013

Series A Preferred	462,399	$1.00	$311
Series A Preferred	4,805,327	$0.01	$5,532

10.                               Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$23,681	$—	$—	$23,681
	$23,681	$—	$—	$23,681

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,798	$—		$1,798
	$1,798	$—	$—	$1,798

Liabilities
Warrant liability	$—	$—	$5,843	$5,843
	$—	$—	$5,843	$5,843

As of September 30, 2014, the Company did not have any liabilities measured at fair value on a recurring basis.

Warrant Liability

The warrant liability represented the liability for warrants to purchase shares of Series A Preferred issued to investors in connection with the Company’s Series A Preferred financings and issued to holders of the Company’s convertible notes. The warrant liability was calculated using the Black-Scholes option-pricing model. This valuation method used inputs such as fair value of the Company’s Series A Preferred and Series B Preferred shares, historical volatility, the term of the warrant and risk-free interest rates. At June 30, 2014, April 15, 2014, March 31, 2014 and December 31, 2013, the fair value of the Series A Preferred and Series B Preferred were determined using a hybrid of the probability-weighted expected return method (“PWERM”) and the option-pricing method (“OPM”) (“Hybrid Method”). At September 30, 2014, the Company did not have any warrants classified as liabilities.

The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the preferred and common stock are inferred by analyzing these options.

The hybrid method is a hybrid between the PWERM and the OPM, estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one of or more of those scenarios. In this valuation the hybrid model considers two possible outcomes: (1) an initial public offering (“IPO”) or a reverse merger scenario and (2) continued operations as a private company scenario, which is modelled using the OPM.

For the IPO or reverse merger scenario, equity value was estimated using the guideline public company (“GPC”) method under the market approach and the discounted cash flow (“DCF”) method under the income approach. Under the GPC method, equity value was estimated as a multiple of paid-in capital, using the median multiple indicated by selected initial public offerings by biotechnology companies. For the DCF method used in the April 15, 2014, March 31, 2014 and December 31, 2013 valuation, a discount rate of 22%, 30% and 35%, respectively, was assumed.

In the OPM, equity value was estimated by back-solving the overall hybrid value such that the result is equal to the anticipated price of a future preferred stock series. The OPM used in the March 31, 2014 and December 31, 2013 valuation assumed 2.53 and 2.75 years to liquidity, respectively, and annual volatility of 58% and 53%, respectively.

In the OPM analysis as of April 15, 2014, equity value was estimated by back-solving the overall hybrid value to the actual price per share of Series B Preferred paid in the issuance on April 15, 2014. The OPM used in the April 15, 2014 valuation assumed 2.46 years to liquidity and annual volatility of 59%.

For the valuation analysis as of June 30, 2014, equity value under the IPO scenario was calculated based on the actual terms of the Merger, as described in Note 1, “Organization,” and Note 5, “Merger,” and the closing trading price per share of Zalicus common stock as of June 30, 2014. In the OPM analysis as of June 30, 2014, equity value was estimated using by back-solving the overall equity value to the actual price per share of Series B Preferred paid in the issuance on April 15, 2014. The OPM used in the June 30, 2014 valuation assumed 2.25 years to liquidity and annual volatility of 59%.

In connection with the Merger on July 15, 2014, all of the Company’s outstanding warrants exercisable for shares of preferred stock were exchanged for warrants exercisable for shares of Public Epirus Common Stock, which resulted in the reclassification of the liability-classified warrants to additional paid-in-capital. As of July 15, 2014, immediately prior to their exchange and reclassification, all of the Company’s outstanding warrants were remeasured at fair value with the increase in the fair value recorded to other expense in the condensed consolidated statement of operations and comprehensive loss. The fair value of such warrants of $167 at July 15, 2014 was determined using a Black-Scholes option-pricing model with the following ranges of assumptions: exercise price of $0.08 per share to $7.55 per share; underlying stock value of $11.80 per share; expected volatility of 61.58% to 64.96%; contractual term of 3.53 years to 5.10 years; and risk-free interest rate of 1.34% to 1.70%. As of September 30, 2014, the Company does not have any warrants measured using Level 3 inputs.

Changes in the fair value of the warrant liability where fair value is determined using Level 3 inputs, were as follows:

September 30, 2014
Balance at December 31, 2013	$5,843
Warrant issuance	1,171
Change in fair value	222
Warrant exercises	(7,069)
Reclassification to equity	(167)
Balance at September 30, 2014	$—

Embedded Derivative

On March 10, 2014, the Company issued $5,000 of convertible notes that contained an embedded compound derivative as described in Note 8. The fair value of the embedded compound derivative was calculated using the “with and without” method. This valuation method first values the notes with the embedded compound derivative (“with” scenario) and subsequently values the notes without the embedded compound derivative (“without” scenario). The difference between the fair value of the notes in the “with and without” scenarios is determined to be the fair value of the embedded compound derivative as of the valuation date.

Accordingly, the valuation of the embedded compound derivative was determined using Level 3 inputs.

Changes in the fair value of the embedded compound derivative where fair value is determined using Level 3 inputs, were as follows:

September 30, 2014
Balance at December 31, 2013	$—
Embedded compound derivative	23
Change in fair value	—
Derecognition of embedded compound derivative	(23)
Balance at September 30, 2014	$—

The following table provides quantitative information about the fair value measurements, including the range of assumptions for the significant unobservable inputs used in the hybrid method valuations of the warrant liability and “with and without” method used for the embedded compound derivative:

Valuation Assumptions as of
	June 30, 2014	April 15, 2014	March 31, 2014	March 10, 2014

Hybrid approach
Discount rate	*	21% to 30%	25% to 30%	25% to 30%
Probability weighted value for common stock	20% to 80%	30% to 70%	45% to 55%	45% to 55%
Discount for lack of marketability	5% to 30%	11% to 34%	10% to 28%	10% to 28%
With and Without approach
Probability of occurrence of certain events	**	0% to 100%	5% to 50%	5% to 50%
Market yield	**	25%	25%	25%
Recovery rate	**	31% to 47%	31% to 47%	31% to 47%

* Discount rate not used as DCF was not calculated.
** No compound derivative to fair value at June 30, 2014.

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the warrant liability and the embedded compound derivative in isolation would result in significantly higher (lower) fair value measurements.

11.                               Convertible Preferred Stock

In April 2014, Epirus closed an initial Series B Preferred financing with an issuance of 24,409,444 shares for aggregate proceeds of approximately $31,000. Upon the closing of such financing, the $5,000 principal amount of convertible notes issued in March 2014, plus accrued and unpaid interest of $13, were converted into 3,947,363 shares of Series B Preferred (Note 8).

Upon the closing of the Merger, all outstanding shares of preferred stock were exchanged for shares of Public Epirus Common Stock as part of the Merger at the Exchange Ratio.  See Note 5, “Merger,” for additional details. As of September 30, 2014, the Company did not have any convertible preferred stock issued or outstanding.

Prior to the exchange of preferred stock for Public Epirus Common Stock, the Series A Preferred and Series B Preferred had the following terms:

Series A Preferred

Conversion

Each share of Series A Preferred was convertible at the option of the holder, at any time and from time to time, into fully paid and non-assessable shares of common stock as was determined by dividing the original issuance price by the then applicable conversion price (equal to the original issuance price at all dates Series A Preferred was outstanding).

Voting Rights

The holders of Series A Preferred and Series B Preferred were entitled to vote as one class, with common stockholders, based on the number of shares of common stock each holder would receive upon conversion of their Series A Preferred or Series B Preferred into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and approval rights set forth in the Company’s amended and restated certificate of incorporation and an amended and restated voting agreement by and among certain stockholders of the Company, directors were elected as follows: the holders of Series B Preferred voted as a separate class for the election of one director; the holders of Series A Preferred voted as a separate class for the election of three directors; the holders of common stock voted as a separate class for the election of one director, which shall have been the currently serving chief executive officer; and the holders of common stock, and Series A Preferred and Series B Preferred, on an as-converted basis, voted together as a single class for the election of any remaining directors. If the common stock of the Company or any affiliate of the Company was not listed on a national securities exchange or other public trading platform on or prior to October 15, 2014, then the Series B Preferred stockholders would thereafter have been entitled to elect two members of the board of directors.

Dividends

Holders of Series A Preferred were entitled to receive, when and if declared by the board of directors, dividends at the rate of 8% of the original issuance price. Series A Preferred dividends were non-cumulative. In addition to the non-cumulative 8% dividend, the Series A Preferred shares would have also received (on an “as-converted” basis) the same dividend as that declared on common stock shares. The order of preference in the event of a dividend distribution, when and if declared by the board of directors, would have been first made to holders of Series B Preferred, then to holders of Series A Preferred and lastly to holders of common stock. No dividends were ever declared or paid.

Liquidation Rights

In the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of the Company, holders of Series A Preferred were entitled to be paid out second, following holders of Series B Preferred, of the assets available at a rate of the original issue price, plus any accrued but unpaid dividends, prior to any payment being made to holders of common stock.

If the assets of the Company available for distribution to stockholders were insufficient to permit payment of the full amount to which each stockholder is entitled, holders of shares of the Series A Preferred would have shared ratably in any distribution of the remaining assets of the Company in proportion to the respective amounts which would otherwise have been payable under the circumstances in the order of liquidation preference.

After the payment of the full liquidation preference of the preferred stock, the remaining assets, if any, would have been distributed ratably to the holders of preferred stock and common stock on an as-if-converted to common stock basis provided that if the aggregate amount the holders of the Series A Preferred were entitled to receive exceeded three times the original issue price plus all declared and unpaid dividends thereon (the “Maximum Participation Amount”), such holders would have been entitled to receive the greater of the Maximum Participation Amount or the amount they would have received if all shares of preferred stock had been converted into common stock immediately prior to the liquidation event.

Because liquidation rights included a change in control, the Series A Preferred was classified within temporary equity. However, since a change in control was not considered probable, no adjustment to the carrying amount was required at any date the Series A Preferred was outstanding.

Series B Preferred

Conversion

Each share of Series B Preferred was convertible at the option of the holder, at any time and from time to time, into fully paid and non-assessable shares of common stock as was determined by dividing the original issuance price by the then applicable conversion price (equal to the original issuance price at all dates Series A Preferred was outstanding).

Voting Rights

Holders of Series B Preferred and Series A Preferred were entitled to vote as one class, with common stockholders, based on the number of common stock each holder would receive upon conversion of their Series A or Series B Preferred into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and approval rights set forth in the Company’s amended and restated certificate of incorporation and an amended and restated voting agreement by and among certain stockholders of the Company, directors were elected as follows: the holders of Series B Preferred voted as a separate class for the election of one director; the holders of Series A Preferred voted as a separate class for the election of three directors; the holders of common stock voted as a separate class for the election of one director, which would have been the currently serving chief executive officer; and the holders of common stock, and Series A Preferred and Series B Preferred, on an as-converted basis, voted together as a single class for the election of any remaining directors. If the common stock of the Company or any affiliate of the Company was not listed on a national securities exchange or other public trading platform on or prior to October 15, 2014, then the Series B Preferred stockholders would thereafter have been entitled to elect two members of the board of directors.

Dividends

Holders of Series B Preferred were entitled to receive, when and if declared by the board of directors, dividends at the rate of 8% of the original issuance price. Series B Preferred dividends were non-cumulative. In addition to the non-cumulative 8% dividend, the Series B Preferred shares would have also received (on an “as-converted” basis) the same dividend as that declared on common stock shares. The order of preference in the event of a dividend distribution, when and if declared by the board of directors, would have been first made to holders of Series B Preferred, then to holders of Series A Preferred and lastly to holders of common stock. No dividends were ever declared or paid.

Liquidation Rights

In the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of the Company, holders of Series B Preferred were entitled to be paid out first of the assets available at a rate of their original issue price, plus any accrued but unpaid dividends, prior to any payment being made to holders of Series A Preferred or common stock.

If the assets of the Company available for distribution to stockholders were insufficient to permit payment of the full amount to which each stockholder is entitled, holders of shares of the Series B Preferred would have shared ratably in any distribution of the remaining assets of the Company in proportion to the respective amounts which would otherwise have been payable under the circumstances in the order of liquidation preference.

After the payment of the full liquidation preference of the preferred stock, the remaining assets, if any, would have been distributed ratably to the holders of preferred stock and common stock on an as-if-converted to common stock basis, provided that if the aggregate amount the holders of the Series B Preferred were entitled to receive exceeded three times the original issue price plus all declared and unpaid dividends thereon (the “Maximum Participation Amount”), such holders would have been entitled to receive the greater of the Maximum Participation Amount or the amount they would have received if all shares of preferred stock had been converted into common stock immediately prior to the liquidation event.

Because liquidation rights included a change in control, the Series B Preferred was classified within temporary equity. However, since a change in control was not considered probable, no adjustment to the carrying amount was required at any date the Series B Preferred was outstanding.

12.                               Stock-Based Compensation

In April 2014, the Private Epirus board of directors amended the terms of the 2011 Equity Incentive Plan (“2011 Plan”) to increase the authorized number of shares of common stock available for issuance under the 2011 Plan from 740,470 to 1,504,752.

In August 2014, the Company submitted a Form S-8 Registration Statement (“S-8”) to the SEC. As reflected in the S-8, the Company amended its 2004 Equity Plan to increase the number of shares available for issuance under the 2004 Plan by 3,000,000 shares of common stock. As of September 30, 2014, the Company had 2,818,071 shares available for issuance.

For the three and nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of approximately $943, $1,314, $35 and $93, respectively, in connection with its stock-based payment awards. Stock-based compensation expense for the three and nine months ended September 30, 2014 includes $355 of postcombination stock-based compensation expense resulting from the acceleration of vesting of previously unvested Zalicus stock options and RSUs, which occurred upon the termination of certain Zalicus employees following the Merger, and $185 and $283, respectively, related to restricted stock issued to a non-employee.

As described in Note 5, through the Merger, outstanding Zalicus equity awards remained legally outstanding without change to any agreement terms. Such Zalicus equity awards were assumed to have been exchanged for equity awards of the Company, the accounting acquirer. As a result, the portion of the acquisition-date fair value of the Zalicus equity awards attributable to precombination service to Zalicus, $220, was treated as a component of consideration transferred. See Note 5, “Merger.”

The exchange of the Private Epirus stock options for stock options to purchase Public Epirus Common Stock was treated as a modification of the awards. The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options.

Stock Options

A summary of stock option activity during the nine months ended September 30, 2014 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value

Outstanding at December 31, 2013	458,871	$0.96
Granted	1,143,076	7.95
Options assumed in Merger	134,454	72.02
Exercised	(98,405)	0.91
Cancelled	(52,098)	16.85
Outstanding at September 30, 2014	1,585,898	$11.50	9.1	$7,810

Vested and expected to vest at: September 30, 2014	1,534,073	$11.65	9.0	$7,556

Exercisable at: September 30, 2014	289,667	$5.97	7.5	$1,440

Weighted average grant-date fair value of options granted during the period	$6.01

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s common stock fair value on September 30, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. As of September 30, 2014, there was $4,992 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.48 years.

During the three and nine months ended September 30, 2014 and 2013, respectively, the range of assumptions used in the Black-Scholes pricing model for new grants and grants issued or accelerated in connection with the Merger were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Risk-free interest rate	1.95% - 2.01%	1.81%	1.91% - 2.09%	1.09% - 1.81%
Expected volatility	65.84% - 65.94%	66.99%	64.07% - 66.07%	66.99%
Expected term (in years)	6.00	6.00	6.00	6.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock

In April 2014, the Company granted 53,036 shares of restricted common stock to a vendor for consulting services. The restricted common stock is subject to certain performance-based vesting conditions under which 25% of the award vested on April 15, 2014 and the remaining 75% would vest following the successful achievement of certain performance milestones and the passage of time. For the 13,259 shares that vested during April 2014, the Company recorded $98 to general and administrative expense in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2014. In addition, the Company was obligated to pay an upfront fee of $200 and is obligated to pay a monthly consulting fee of $25 for a period of 18 months. The upfront fee of $200 was recorded to general and administrative expense in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2014.

In September 2014, an additional 50% of the 53,036 shares of restricted common stock granted in April 2014 vested as a result of certain performance milestones being achieved. Upon such shares’ vesting, the Company recorded $185 to general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. The remaining 25% of the 53,056 shares of restricted common stock are expected to vest in September 2015.

A summary of the restricted stock activity during the nine months ended September 30, 2014 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2013	—	$—
Granted	58,560	5.08
Vested	(45,301)	5.08
Cancelled	—	—
Nonvested at September 30, 2014	13,259	$5.08

RSUs

Prior to the Merger, Zalicus had outstanding 52,777 nonvested RSUs, which were issued to certain employees. In connection with the Merger, pursuant to their original agreements, the Company assumed the RSUs. In connection with the Merger, 25,000 of the RSUs vested immediately. Such shares are included in the number of shares of Public Epirus Common Stock owned by Zalicus stockholders used in the calculation of consideration transferred in the Merger. See Note 5, “Merger,” for additional details. Pursuant to their original agreements, the remaining 27,777 RSUs vested upon termination of the employees’ following the Merger. Upon the acceleration of vesting of such RSUs, the Company recognized $277 of postcombination stock-based compensation expense, which represents the portion of the acquisition-date fair value of such RSUs that was not attributable to precombination service. A summary of the RSUs activity during the nine months ended September 30, 2014 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Nonvested at December 31, 2013	—	$—
Granted	27,777	11.80
Vested	(27,777)	11.80
Cancelled	—	—
Nonvested at September 30, 2014	—	$—	—	$—

The table above does not include the 25,000 Zalicus RSUs that vested immediately in connection with the Merger.

13.                               Income Taxes

For the three months ended September 30, 2014, the Company recorded an income tax benefit of $21, which is due primarily to a tax benefit of $46 from the amortization of the Company’s deferred tax benefit related to the transfer of IPR&D to the Company’s subsidiary, Epirus Switzerland GmbH, a Swiss corporation, offset by $25 withholding tax in Switzerland. For the three months ended September 30, 2013, the Company recorded an income tax benefit of $16 related to an adjustment of the deferred tax liability.

For the nine months ended September 30, 2014, the Company recorded income tax expense of $18 which is due to $76 of income tax expense in Brazil and $100 of withholding tax in Switzerland offset by a tax benefit of $138 from the amortization of the Company’s deferred tax benefit and a $20 tax benefit from the reversal of AMT due for fiscal 2013. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $16 related to an adjustment of its deferred tax liability.

The Company has evaluated the positive and negative evidence on the realizability of its deferred tax assets in each jurisdiction and management has determined that it is more likely than not that the Company will not utilize the benefits of its deferred tax assets in each jurisdiction except Brazil for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved as of September 30, 2014 and December 31, 2013.

14.                               Commitments

On May 15, 2014, the Company amended its March 2013 operating lease for office space in Boston, Massachusetts (the “First Amendment”). The First Amendment provides the Company additional square footage on a new floor of the office. The Company has committed to lease this space for a period of seven years. The First Amendment contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are being accounted for as rent expense under the straight-line method. Deferred rent is included in other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2014. The Company will record rent expense of approximately $38 per month on a straight-line basis over the effective lease term.

In connection with the First Amendment, the Company received approximately $477 in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in other current liabilities and other non-current liabilities in the condensed consolidated balance sheet. The leasehold improvements are included in property and equipment and are being amortized using the straight-line method over the term of the lease, which is the shorter of the estimated useful lives of the assets and the term of the lease.

Future minimum lease payments under the First Amendment are as follows:

September 30, 2014

Remainder of 2014	$111
2015	448
2016	456
2017	464
2018	472
2019 and thereafter	1,297
Total	$3,248

15.                               Net Loss Per Share

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the nine month periods ended September 30, 2014 and 2013 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine month periods ended September 30, 2014 and 2013, as they would be anti-dilutive.

	As of September 30,
	2014	2013
Convertible preferred stock	—	27,248,746
Convertible notes	—	7,770,905
Options to purchase common stock	1,585,898	458,871
Warrants to purchase preferred stock	—	4,267,727
Warrants to purchase common stock	86,190	—
Nonvested restricted stock	13,259	—

16.                               Legal Proceedings

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

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against Zalicus, EB Sub, Inc. the members of Zalicus’ board of directors and Private Epirus. Plaintiff has since voluntarily dismissed one of these actions, Civil A. No. 14-1380. The remaining two actions, Civ. A. No. 14-1381 and Civ. A. No. 14-1455, have been consolidated into a single action, In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the “Massachusetts Action”). The Massachusetts Action alleges that the Zalicus board of directors breached its fiduciary duties, and that Private Epirus and EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action seeks relief including, among other things, a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is unlawful and unenforceable, an order enjoining defendants from proceeding with the Merger, an order enjoining defendants from consummating the Merger unless and until additional procedures are implemented and all material information in connection with the proposed Merger is disclosed, rescission of the

Merger or any terms thereof to the extent implemented (or an award of rescissory damages), compensatory damages and interest, and an award of all costs of the Massachusetts Actions, including reasonable attorneys’ fees and experts’ fees.

Between May 1, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Court of Chancery of the State of Delaware against Zalicus, Zalicus’ directors, Private Epirus and/or EB Sub, Inc., Stein v. Zalicus Inc., et al. , No. 9602;  Do v. Zalicus, Inc., et al. , No. 9636; and Mendlowitz, et al. v. Zalicus Inc., et al. , No. 9664 (the “Delaware Actions”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Delaware Actions allege that the Zalicus board of directors breached their fiduciary duties, and Private Epirus and/or EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Delaware Actions seek relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Delaware Actions, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Delaware Actions filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Zalicus, Private Epirus, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court of Chancery denied plaintiffs’ motion.

On October 27, 2014, plaintiffs’ counsel in the Massachusetts actions served the Company with a motion for voluntary dismissal and an award of attorney’s fees. The motion alleges, as set forth in the consolidated amended complaint filed in the Massachusetts actions on May 21, 2014, that the Form S-4 Registration Statement filed with the SEC on May 8, 2014 contained numerous material misstatements and/or omissions that prevented the Company’s shareholders from being able to evaluate the reasonableness of the Merger. The motion further alleges that in the Amended Registration Statement filed on June 4, 2014, the Company supplemented the disclosures and addressed the allegedly material misstatements and omissions contained in the initial Registration Statement, and that the Company did so in response to the claims made in the Massachusetts Actions.  Plaintiffs’ counsel seeks an award of $350 in fees and expenses. The Company disputes the contentions in the motion and will vigorously defend against the claim.

The defendants deny the allegations in the Massachusetts Action and Delaware Actions, believe the actions are meritless, and intend to vigorously defend the actions. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable. In light of the early stages of the Massachusetts Action and Delaware Actions, an estimate of the amount or range of reasonably possible loss in connection with these matters cannot be made.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EPIRUS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the following discussion the terms “Epirus,” “we,” “our,” “us” or the “Company” refer to EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company, prior to the July 15, 2014 merger described below, and EPIRUS Biopharmaceuticals, Inc., formerly known as Zalicus Inc., a Delaware corporation and public company, subsequent to the July 15, 2014 merger described below.

Overview

Recent Developments

Merger with Zalicus

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”).  The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, Private Epirus, now known as EB Sub, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this filing labeled EPIRUS Biopharmaceuticals, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Epirus, including the effect of the Merger exchange ratio and the Public Epirus common stock par value of $0.001 per share. See Note 5, “Merger,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report for additional discussion of the Merger and the exchange ratio.

Pursuant to the terms of the Merger Agreement and after giving effect to a reverse stock split, at the effective time of the Merger (the “Effective Time”), each outstanding share of Private Epirus capital stock was converted into the right to receive approximately 0.13259 shares of Zalicus’ common stock (the “Exchange Ratio”). In addition, at the Effective Time: (i) Zalicus assumed all outstanding options to purchase shares of Private Epirus common stock, which were exchanged for options to purchase shares of Zalicus’ common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) Zalicus assumed all outstanding warrants to purchase shares of Private Epirus capital stock, which were exchanged for warrants to purchase shares of Zalicus, or Public Epirus, common stock, in each case appropriately adjusted based on the Exchange Ratio. As of the Effective Time, Private Epirus former stockholders held approximately 81% of the combined company, calculated on a fully-diluted basis, and former stockholders of Zalicus held approximately 19% of the combined company, calculated on a fully-diluted basis. No fractional shares of common stock were issued in connection with the Merger. Instead, Private Epirus stockholders received cash in lieu of any fractional shares of common stock that they would otherwise have been entitled to receive in connection with the Merger.

Presentation for Reverse Stock Split

On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share (“Public Epirus Common Stock”) (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each ten shares of Public Epirus Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares was entitled to receive cash in an amount, without interest, determined by multiplying such fraction of a share by $11.80, the closing price of a share of Public Epirus Common Stock on the Nasdaq Stock Market on July 15, 2014, after giving effect to the Reverse Stock Split. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying, our stock options, warrants and other derivative securities outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-10 split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be. Share and per-share amounts of Public Epirus Common Stock, options and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of Public Epirus Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements, including the Exchange Ratio applied to historical Private Epirus common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented.

After giving effect to the Reverse Stock Split and the Merger, Public Epirus has approximately 12.9 million shares of common stock outstanding.

Business

We are a commercial-stage biotechnology company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. Our lead product candidate is BOW015, a biosimilar version of Remicade (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, achieved approximately $8.4 billion in global sales in 2013. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained manufacturing and marketing approval in India for BOW015 as a treatment for rheumatoid arthritis. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, in each case showing equivalence with Remicade. In September 2014, we announced the final 58 week safety data from the completed Phase 3 study. We also expect to initiate additional clinical work to support European approval in the first half of 2015 and have been designing this clinical program in consultation with European regulatory bodies. Our pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW030, a biosimilar version of Avastin (bevacizumab), which is marketed by Genentech/Roche and used to treat a variety of cancers and two additional undisclosed preclinical assets. Both BOW050 and BOW030 are in preclinical development. Collectively, Remicade, Humira and Avastin generated $26.2 billion in global sales in 2013 according to EvaluatePharma. We have established development and commercialization partnerships for our product candidates in China and India, as well as in additional markets in Southeast Asia and North Africa, and we are pursuing opportunities for development and commercial partnerships in Brazil as well as other markets around the globe.

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

Our strategy for commercial success relies on tailored approaches to address the diversity of target global markets. We will direct our initial commercial efforts at markets in which we can leverage either our existing regulatory package, in the case of BOW015, or an initial regulatory package for which approval has been granted in one or more countries. In a second category of markets, in which additional clinical work may be necessary to secure approval, and where local authorities encourage local production, we intend to collaborate with local partners to enable in-country production of our products using our SCALE manufacturing platform. Finally, in other international markets, such as Europe, which require a separate regulatory approval or may reference a European product approval package, we intend to commercialize our products using a licensing or distribution model in conjunction with direct sales. We believe that the combination of early launch in emerging markets and a subsequent launch in Europe is the optimal ramp for building a high-growth global biosimilars business. We currently have an agreement to commercialize BOW015 in India with our partner Ranbaxy Laboratories Limited (“Ranbaxy”).

On September 9, 2014, we entered into an amendment (the “Amendment”) to that certain License Agreement (the “License Agreement”) between the Company and Ranbaxy, dated as of January 3, 2014. Under the License Agreement, the Company granted exclusive rights under its intellectual property and regulatory materials to Ranbaxy for the development and commercialization of its BOW015 product in India and certain other countries in Asia and North Africa. The Amendment amends the License Agreement to revise (i) the royalty tiers for net sales based on final product sale forecasts and supply costs in the territory, and (ii) Ranbaxy’s obligations with respect to minimum annual sales targets in any given country such that the obligations are subject to a final grant of approval for BOW015 by the applicable regulatory authority for all indications as have been granted for the innovator product in such country. Other than as set forth in the Amendment, the License Agreement remains in full force and effect following the parties’ execution of the Amendment.

In September 2014, the Company and Ranbaxy entered into a supply agreement for BOW015 under which we, through our third party manufacturing supplier, will provide Ranbaxy with finished products for clinical use, regulatory use and commercialization in accordance with the License Agreement. Under the terms of the supply agreement, the Company’s designated manufacturer will receive consideration from Ranbaxy for commercial finished product. Unless terminated earlier in accordance with terms, the Company’s supply agreement with Ranbaxy expires 10 years from the effective date, subject to five two-year automatic renewal periods.

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

As of September 30, 2014, we had an accumulated deficit of $76.2 million. We had a net loss of $31.4 million and $13.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Critical Accounting Policies and Estimates

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

The critical accounting policies we identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 and the quarter ended March 31, 2014, included in this Form 10-Q as exhibit 99.1, related to revenue recognition, fair value of financial instruments, intangible assets, goodwill, accrued research and development expenses, stock-based compensation and income taxes. There were no changes to our critical accounting policies between March 31, 2014 and September 30, 2014, except as described below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 and the quarter ended March 31, 2014, included in this Form 10-Q as exhibit 99.1.

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

In-process Research & Development

In-process research & development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on our consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

When performing the impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, we calculates the asset’s fair value. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the nine months ended September 30, 2014, we determined that there was no impairment of our IPR&D.

Intangible Assets

We amortize our intangible assets using the straight-line method over its estimated economic life, which is approximately 16.5 years. We evaluate the potential impairment of our other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful life of the assets is no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the assets are written down by the amount by which the carrying value of the assets exceeds the related fair value of the assets. Any write-downs are treated as permanent reductions in the carrying value of the assets.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which adoption method we will utilize or the effect that the adoption of this guidance will have on our consolidated financial statements.

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

Development Stage Entity

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB ASC. In addition, the update adds an example disclosure in Risks and Uncertainties, ASC Topic 275, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities and removes an exception provided to development stage entities in Consolidations, ASC Topic 810, for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with the revised consolidation standards effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We early adopted the guidance and eliminated the presentation and disclosure requirements of ASC Topic 915 during the three months ending June 30, 2014.

Results of Operations

The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements.

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%

Operating expenses:
Research and development	$5,397	$1,928	$3,469	180%
General and administrative	8,532	1,098	7,434	677%
Total operating expenses	13,929	3,026	10,903	360%
Loss from operations	(13,929)	(3,026)	(10,903)	360%

Other income (expense):
Interest income (expense)	1	(589)	590	-100%
Change in fair value of warrant liability	(23)	(679)	656	-97%
Other income, net	(5)	—	(5)	100%
Total other income (expense), net	(27)	(1,268)	1,241	-98%
Loss before income taxes	(13,956)	(4,294)	(9,662)	225%
Benefit from income taxes	21	16	5	31%
Net loss	$(13,935)	$(4,278)	$(9,657)	226%

Research and development expenses— For the three months ended September 30, 2014, research and development expense was $5.4 million compared to $1.9 million for the three months ended September 30, 2013, an increase of $3.5 million, or 180%. This increase was primarily the result of increased development costs related to BOW015. We expect research and development expense to increase in the last quarter of 2014 as compared to the current period due to increased development costs related to BOW015 and our pipeline products.

General and administrative expenses— For the three months ended September 30, 2014, general and administrative expense was $8.5 million compared to $1.1 million for the three months ended September 30, 2013, an increase of $7.4 million, or 677%. This increase was primarily the result of increased professional fees of $2.8 million related to the Merger, $0.7 million related to commercialization and public reporting activities, severance paid in connection with the Merger of $1.9 million, $0.6 million related to increased headcount and increased non-cash stock compensation of $0.9 million. We expect general and administrative expense to decrease in the last quarter of 2014 as compared to the current period due to decreased professional and consulting expenses.

Interest expense— For the three months ended September 30, 2014, interest expense was less than $0.1 million compared to $0.6 million for the three months ended September 30, 2013, a decrease of $0.6 million, or 100%. Interest expense in 2013 primarily reflects interest expense and the amortization of debt discounts related to convertible notes issued during 2013. All of our convertible notes converted to equity in March and April of 2014.

Change in fair value of warrant liability— For the three months ended September 30, 2014, change in fair value of warrant liability was less than $0.1 million compared to $0.7 million for the three months ended September 30, 2013, a decrease of $0.7 million, or 97%, primarily due to the exercise of certain warrants in April 2014.

Other income, net— For the three months ended September 30, 2014, other income, net was less than $0.1 million.

Benefit from income taxes— For the three months ended September 30, 2014, benefit from income taxes was less than $0.1 million. Benefit from income taxes primarily reflects amortization of the deferred tax benefit offset in part by tax expense for cash flows generated in foreign territories.

Comparison of the Nine months ended September 30, 2014 and September 30, 2013:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%

Operating expenses:
Research and development	$11,488	$7,227	$4,261	59%
General and administrative	17,612	3,410	14,202	416%
Total operating expenses	29,100	10,637	18,463	174%
Loss from operations	(29,100)	(10,637)	(18,463)	174%

Other income (expense):
Interest expense	(2,390)	(1,596)	(794)	50%
Change in fair value of warrant liability	(222)	(805)	583	-72%
Other income, net	285	—	285	100%
Total other income (expense), net	(2,327)	(2,401)	74	-3%
Loss before income taxes	(31,427)	(13,038)	(18,389)	141%
Loss from income taxes	(18)	16	(34)	-213%
Net loss	$(31,445)	$(13,022)	$(18,423)	141%

Research and development expenses— For the nine months ended September 30, 2014, research and development expense was $11.5 million compared to $7.2 million for the nine months ended September 30, 2013, an increase of $4.3 million, or 59%. This increase was primarily the result of increased development costs of $3.0 million and increased license expenses for milestones met and new pipeline products of $0.7 million offset by decreased Phase 1 and Phase 3 clinical trial costs for BOW015 of $0.2 million. We expect research and development expense to increase in the last quarter of 2014 as compared to the first nine months of 2014 due to increased development costs related to BOW015 and our pipeline products.

From inception through September 30, 2014, we incurred an aggregate of $38.2 million in research and development expenses, virtually all of which, including research and development expenses for the nine months ended September 30, 2014, was incurred for BOW015 with limited research and development expense attributable to BOW050 and BOW030. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trials for BOW015. In addition, we expect to incur increased costs resulting from the development of BOW050 and BOW030.

General and administrative expenses— For the nine months ended September 30, 2014, general and administrative expense was $17.6 million compared to $3.4 million for the nine months ended September 30, 2013, an increase of $14.2 million, or 416%. This increase was primarily the result of increased professional and consulting services expense of $5.3 million related to the Merger, $3.6 million related to commercialization and public reporting activities, severance paid in connection with the Merger of $1.9 million, $1.5 million related to increased headcount and increased non-cash stock compensation of $1.3 million. We expect general and administrative expense to decrease in the last quarter of 2014 as compared to the current period due to a decrease in Merger related expenses.

Interest expense— For the nine months ended September 30, 2014, interest expense was $2.4 million compared to $1.6 million for the nine months ended September 30, 2013. Interest expense primarily reflects interest expense and the amortization of debt discounts related to convertible notes issued during 2013 and 2014. All of our convertible notes converted to equity in March and April 2014.

Change in fair value of warrant liability— For the nine months ended September 30, 2014, the change in fair value of the warrant liability was $0.2 million compared to $0.8 million for the nine months ended September 30, 2013, a decrease of $0.6 million, or 72% due to the change in fair value of our preferred stock offset in part by the exercise of warrants in April 2014.

Other income, net— For the nine months ended September 30, 2014, other income, net was $0.3 million. Other income, net primarily reflects a payment received from a former partner recognized as income upon termination of our agreement.

Loss from income taxes— For the nine months ended September 30, 2014, the loss from income taxes was less than $0.1 million. Loss from income taxes primarily reflects tax expense for cash flows generated in foreign territories.

Liquidity and Capital Resources

From inception to September 30, 2014, we have incurred an accumulated deficit of $76.2 million, primarily as a result of expenses incurred through a combination of research and development activities, primarily related to our lead product candidate, BOW015, and expenses supporting those activities. We have financed our operations since inception primarily through the private sale of preferred stock and cash acquired in the Merger. We consummated the sale of Series B convertible preferred stock in April 2014, whereby we issued approximately 24.4 million shares for aggregate gross proceeds of $31.0 million and approximately 3.9 million shares pursuant to the conversion of $5.0 million of principal and accrued interest of our April 2014 convertible notes.

Additionally, approximately $15.6 million of cash and cash equivalents, including restricted cash, were acquired from Zalicus in the Merger.

Our total cash and cash equivalents balance, including restricted cash of $1.8 million, as of September 30, 2014, was $25.5 million.

We believe that our existing resources, along with the $7.5 million received in October from the Loan Agreement with Hercules, will be sufficient to fund our planned operations into the third quarter of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to commence a worldwide Phase 3 clinical trial with BOW015 and continue our preclinical development of BOW050 and BOW030. We expect that these funds will not be sufficient to enable us to seek additional marketing approvals or commercialize any of our pipeline products beyond BOW015.

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

•                  the costs of hiring additional employees;

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(27,363)	$(8,991)
Net cash provided by (used in) investing activities	13,641	(82)
Net cash provided by financing activities	35,605	7,529

Net increase (decrease) in cash and cash equivalents	$21,883	$(1,544)

Operating Activities. Our operating activities used $27.4 million and $9.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2014 is primarily attributable to a $13.8 million increase in general and administrative expense related to professional fees incurred in connection with the Merger, costs associated with public reporting activities and increased headcount, and a $4.5 million increase in research and development expenses related to increased product development costs.

Investing Activities. Our investing activities provided cash of $13.6 million and used cash of $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2014 is attributable to the $13.8 million of cash acquired in the Merger offset by approximately $0.1 million of purchases of office equipment.

Financing Activities. Our financing activities provided cash of $35.6 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by financing activities is related to $30.5 million of net proceeds from the issuance of Series B preferred stock in April 2014, $5.0 million of proceeds from the issuance of convertible notes in March 2014 and $0.4 million related to proceeds from the exercise of warrants and stock options during the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily related to $7.5 million of proceeds from the issuance of convertible notes during March and July 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities frequently referred to as structured finance or special purpose entities.

Qualitative and Quantitative Disclosures About Market Risk

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Additionally, we do not believe our cash equivalents have any significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report.  Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the review of Private Epirus’ interim financial statements for the three and six month periods ended June 30, 2014 (the “Private Epirus Financial Statements”), our independent registered public accounting firm identified a number of accounting and disclosure errors, including in relation to the weighted average number of outstanding shares and certain income and cash flow items, which resulted in material post-closing adjustments to the Private Epirus Financial Statements.  These errors, when aggregated, represent a material weakness in our financial statement close process.  These errors were caused in part by the transaction demands placed upon our finance department and a lack of sufficient finance department resources with the requisite accounting competencies.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that existed as of September 30, 2014, as set forth above.

We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, we have engaged an outside financial consultant firm to assist in our effort to improve the design, operation and documentation of our internal control over financial reporting, including with respect to our financial statement close process.

Certain of the changes described above were in process as of September 30, 2014, and for the financial statement close process for the periods then ended, but had not yet been fully implemented. We believe these changes to our control environment are responsive to the identified material weakness and expect them to be in place and functioning by December 31, 2014. However, certain of the newly designed controls may not be in place for a sufficient period in 2014 to conclude that they are operating effectively as of December 31, 2014.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described in this Item 4, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings.

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of the Company in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against the Company, EB Sub, the members of the Company’s board of directors and Private Epirus. These actions are:  Paul Patrick Laky v. Zalicus Inc. , et al., Civ. A. No. 14-1380;  Michael Ma v. Zalicus Inc., et al ., Civ. A. No. 14-1381; Diane Harrypersaud v. Zalicus Inc., et al. , Civ. A. No. 14-1455.  Plaintiff has since voluntarily dismissed Civ. A. No. 14-1380.  On May 21, 2014, plaintiffs Michael Ma and Diane Harrypersaud filed a consolidated amended complaint.  The consolidated action is In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the “Massachusetts Action”).  The Massachusetts Action alleges that the Company’s board of directors breached its fiduciary duties, and that Private Epirus, the Company and EB Sub aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action seeks relief including, among other things, to enjoin defendants from proceeding with the Merger, to enjoin defendants from consummating the Merger unless additional procedures are implemented and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Massachusetts Actions, including reasonable attorneys’ fees and experts’ fees.

Between May 1, 2014, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of the Company in the Court of Chancery of the State of Delaware against the Company, EB Sub, the members of the Company’s board of directors and Private Epirus.  These actions are: Harvey Stein v. Zalicus, Inc. et al., Case No. 9602; Tuan Do v. Zalicus, Inc. et al., Case No. 9636; and Sy Simcha Mendlowitz and Bennet Mattingly v. Zalicus, Inc., et al., Case No. 9664 (collectively, the “Delaware Actions”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint.  The Delaware Actions allege that the Company’s board of directors breached its fiduciary duties, and that Private Epirus and EB Sub aided and abetted the purported breaches, in connection with the proposed Merger. The Delaware Actions seek relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Delaware Actions, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Delaware Actions filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing.  Private Epirus, the Company, and the individual defendants opposed the motion.  After a hearing, on June 13, 2014, the Delaware Court of Chancery denied plaintiffs’ motion.

On October 27, 2014, plaintiffs’ counsel in the Massachusetts Action served the Company with a motion for voluntary dismissal and an award of attorney’s fees.  The motion alleges, as set forth in the consolidated amended complaint filed in the Massachusetts Action on May 21, 2014, that the Form S-4 Registration Statement filed with the SEC on May 8, 2014 contained numerous material misstatements and/or omissions that prevented the Company’s shareholders from being able to evaluate the reasonableness of the Merger.  The motion further alleges that in the Amended Registration Statement filed on June 4, 2014, the Company supplemented the disclosures and addressed the allegedly material misstatements and omissions contained in the initial Registration Statement, and that the Company did so in response to the claims made in the Massachusetts Action.  Plaintiffs’ counsel seek an award of $350,000 in fees and expenses.  The Company disputes the contentions in the motion and will vigorously defend against the claim.

Item 1A. Risk Factors.

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

In the following discussion of risk factors, references to “Zalicus” refer to the business of Zalicus Inc. as it existed prior to the merger on July 15, 2014, and references to “Private Epirus” refer to the business of EPIRUS Biopharmaceuticals, Inc. prior to the merger on July 15, 2014.  References to “we,” “us,” “our,” and similar terms refer to the combined business of EPIRUS Biopharmaceuticals, Inc. after the merger on July 15, 2014.

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We have a history of operating losses.  We expect to incur significant operating losses and may never be profitable.  Our common stock is a highly speculative investment.

Private Epirus incurred operating losses since its inception, and was never cash-positive.  As of September 30, 2014, Epirus had an accumulated deficit of $76.2 million.  We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug development technologies.  We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities.  As a result, our accumulated deficit will continue to increase.

Except for BOW015, our product candidates are in the early stages of development and may never result in any revenue.  We will not be able to generate product revenue unless we or our partners successfully commercialize BOW015 or our early stage product candidates.  We may seek to obtain revenue from collaboration or licensing agreements with third parties.  Our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements.  Even if we eventually generate product revenues, we may never be profitable, and if we ever achieve profitability, we may not be able to sustain it.

We will require substantial additional funds to obtain regulatory approval for and commercialize our biosimilar product candidates and any future pipeline product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, we have devoted substantial resources to the nonclinical and clinical development of our most advanced biosimilar product candidate, BOW015, a proposed biosimilar of Remicade (infliximab).  We will incur substantial costs for our Phase 3 trial for BOW015 in Europe, which is expected to commence in 2015.  We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of our current pipeline of biosimilar product candidates, including for development of any other indications and product candidates we may choose to pursue.  These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale.  In addition, other unanticipated costs may arise.  Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of BOW015 in all of the markets in which we plan to commercialize the product and our pipeline of other product candidates.

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

Our term loans include certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity.

Our term loans from Hercules Technology Growth Capital include certain customary covenants, including limitations on other indebtedness, liens, acquisitions, investments and dividends.

If we fail to stay in compliance with our covenants or suffer some other event of default under the term loans, we may be required to repay the outstanding principal. Should this occur, our liquidity would be adversely impacted.

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Our merger with Zalicus was determined to constitute a reverse acquisition and Private Epirus, a privately held company, was determined to be the acquirer for accounting purposes. Although Zalicus was an operating company, its operations were deemphasized following the consummation of the merger with the post-merger entity, which focuses on Private Epirus’ biosimilar business. Because the financial statements and information relating to Private Epirus now constitute our financial statements and information, we are in a position similar to a newly public company.

As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses that Private Epirus did not incur as a private company. Complying with rules, regulations and requirements applicable to public companies will require substantial effort and will increase our costs and expenses. We will be required to:

•                                          institute a more formalized function of internal control over financial reporting;

•                                          prepare, file and distribute periodic and current reports under the Exchange Act for a larger operating business and comply with other Exchange Act requirements applicable to public companies;

•                                          formalize old and establish new internal policies, such as those relating to insider trading and disclosure controls and procedures;

•                                          involve and retain to a greater degree outside counsel and accountants in the above activities; and

•                                          establish and maintain an investor relations function, including the provision of certain information on our website.

Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we have been required to incur substantial costs to maintain the same or similar coverage.

In connection with our merger, the SEC granted us a waiver of the requirements of Section 404 of the Sarbanes-Oxley Act for a period of one year, and therefore we are not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose until the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  When the term of this waiver expires, we will be required to comply with Section 404.  We may subsequently identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Additionally, as we prepare to comply with Section 404, we expect to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. If we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Risks Relating to the Development, Manufacturing and Commercialization of Our Products

We are largely dependent on the success of our leading product candidate, BOW015, which has received marketing approval in India.  All of our other product candidates are still in preclinical development. If we are unable to obtain regulatory approval for, or successfully commercialize, BOW015, our business will be materially harmed.

Our business prospects and potential product revenues are largely dependent upon our ability to obtain regulatory approval of, and successfully commercialize, BOW015. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India in each case showing equivalence with Remicade as the reference product. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained marketing approval in India for BOW015 for rheumatoid arthritis on the basis of our Phase 3 trial, and in September 2014, we received final manufacturing and market approval from the Drug Controller General of India. We currently have an agreement to commercialize BOW015 in India with our partner Ranbaxy Laboratories, or Ranbaxy.  We anticipate commercializing BOW015 in India by early 2015.  Additionally, in conjunction with other potential partners with whom we may form alliances, we intend to file for regulatory approval in additional markets where our current data are deemed sufficient for approval. We expect to commence a Phase 3 trial for BOW015 in Europe in the first half of 2015. If this trial is successful, we intend to pursue regulatory approval for BOW015 in Europe.  As discussed in the risk factor, “The regulatory approval process is costly and lengthy and, for biosimilar products, still evolving.  We may not be able to successfully obtain all required regulatory approvals.” below, obtaining regulatory approval is costly and uncertain.  Even if we obtain regulatory approval for BOW015 in a jurisdiction, we may not be successful in commercializing it in the jurisdiction.  If Ranbaxy encounters delays or difficulties in commercializing BOW015 pursuant to our agreement, it may delay our ability to launch BOW015 in India by early 2015.  If we fail to successfully commercialize BOW015, or encounter significant delays in doing so, we may be required to curtail or terminate some or all of our research or development programs and our business prospects, financial condition and results of operations would be materially harmed.  To date, we have not yet commercialized BOW015 in any of our target markets, and therefore we have not yet received revenues from the sale of BOW015.

Our other product candidates, BOW030 and BOW050, are both in preclinical development.  Before we can commercialize these product candidates we need to:

•                                          conduct substantial research and development;

•                                          undertake nonclinical and clinical testing, for the purpose of demonstrating bioequivalence with the applicable reference products sampling activity and other costly and time consuming measures;

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

This process involves a high degree of risk and takes many years. Our product development efforts with respect to these product candidates may fail for many reasons, including:

•                                          failure of the product candidate in nonclinical studies, including those required to demonstrate bioequivalence with the reference product;

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

•                                          potential patent litigation with innovator companies or others who may hold patents;

•                                          failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the processes used to manufacture the product candidate; or

•                                          changes in the regulatory environment, including pricing and reimbursement that make development of our biosimilar product candidates or development of such product candidates for a new indication no longer desirable.

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

We expect to enter highly competitive pharmaceutical and biotechnology markets.  Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.  Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing.  Many of these potential competitors, such as Celltrion and Hospira, Inc., are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in undertaking nonclinical testing and clinical trials of product candidates, and obtaining regulatory approvals of products. If we do not effectively compete with these potential competitors, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

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

Although we have not historically experienced significant difficulties attracting and retaining qualified employees, we could experience such problems in the future.  For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry.  We will need to hire additional personnel as we expand our process and clinical development and commercial activities.  We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

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

Our In Market, For Market strategy for development and commercialization of our biosimilar product candidates in key emerging markets is based on the assumption that we will enter into collaborative relationships with local entities to facilitate our access to and penetration into such markets.  We also have limited or no capabilities for independent manufacturing, sales, marketing and distribution.  For example, we have entered into a collaboration agreement with Livzon for the development and commercialization of BOW015 and other pipeline biosimilar products to be agreed with Livzon in China, using our In Market, For Market strategy.  We retain global rights to commercialize BOW015 and the other pipeline biosimilar products outside of China, subject to our other agreements with third parties.  In the future, we expect to form alliances with other companies that are based in our target markets and that have expertise in development, manufacture and commercialization of biologics and biosimilar products in our target markets to enable us to expand the commercialization opportunities for our product candidates.  In such alliances, we would expect our partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing.  We may not be successful in entering into any such alliances.  Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.  If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

•                                          unfavorable regulatory inspection and review of a clinical or nonclinical trial site or records of any clinical or nonclinical investigation;

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

We rely on third parties, and in some cases a single third-party, to manufacture nonclinical and clinical supplies of our product candidates, to store critical components of our product candidates for us, and also to commercialize our product candidates.  Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates at acceptable quality levels and on commercially reasonable terms, or fail to commercialize our products in accordance with the terms of our agreements with them.

We do not have the infrastructure or capability internally to manufacture supplies of our biosimilar product candidates for use in the conduct of our nonclinical and clinical studies or a commercial scale.  We rely on third party manufacturers, including our Indian-based contract manufacturer, Reliance Life Sciences, or RLS, to manufacture and supply us with our biosimilar candidate BOW015 for our nonclinical and clinical studies.  Additionally, we rely on an agreement with Ranbaxy to commercialize BOW015 in India and certain North African and Asian countries.  We also have an agreement with Fujifilm Diosynth Biotechnologies U.S.A., Inc. for clinical and commercial supply of BOW015 and for process development with a view to future clinical and commercial supply of our pipeline product candidates.  Developing successful scale up techniques for manufacture of our biosimilar product candidates for commercial quantities will be time consuming and may not yield the quantities of product that we anticipate, which may have a material impact on our ability to successfully commercialize our product candidates.  Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity.  If any need we have for contract manufacturing services increases during a period of industry-wide production capacity constraints, we may not be able to produce our product candidates on a timely basis or on commercially viable terms.  Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

Under our collaboration with Livzon, and under future In Market, For Market collaborations, we expect to transfer the manufacture and certain development and commercialization responsibilities for BOW015 and certain of our pipeline product candidates to Livzon and other future collaborators, along with certain of our SCALE manufacturing technology, and to provide technical assistance in such territories to assist our partners in establishing manufacturing capacity or modifying their existing manufacturing capacity for the production of our biosimilar product candidates.  If our alliances with Livzon and any future partners are not successful, or our agreements with such partners are terminated, our agreements will include terms that require the partners to immediately cease any use of our technology, and to return to us any tangible embodiments of such technology, including our cell lines.  However, our former partners may fail to comply with these terms, and may continue to use our technology to manufacture and sell biosimilar products in such countries, in breach of our agreements with them.  In such case, we may be forced to enforce our contractual and intellectual property rights in the applicable countries, which would be time-consuming and costly, and would divert substantial management time and resources from other aspects of our business.  Further, although we endeavor to include dispute resolution provisions in our agreements that are fully enforceable irrespective of the jurisdiction, including by the use of arbitration, countries outside the United States where we have In Market, For Market collaborations may not provide the same level of protection for our contractual and intellectual property rights, and there is no guarantee that we would be successful in preventing a party to whom we have transferred our technology from continuing to use our cell lines and technology to manufacture biosimilar products, in which case our business in those countries could be adversely affected.

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

We expect to partner with third parties in connection with the development of certain of our product candidates.  Even if we enter into such collaborations, and we believe that the development of our technology and product candidates is promising, our partners may choose not to proceed with such development.

Our agreements with potential partners may include the right for our partner to terminate the agreement on short notice upon the occurrence of certain circumstances.  Accordingly, even if we enter into agreements with third party partners in all of the territories where we intend to pursue commercialization of our product candidates, and we believe that the development of such product candidates are worth pursuing, our partners may choose not to continue with such development.  If any of our partnerships are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new partner on short notice, and the terms of any additional partnerships or other arrangements that we establish may not be favorable to us, if an alternative partner is even available.

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

For example, in September 2014, we entered into a license and collaboration agreement with Livzon for development and commercialization of BOW015 and up to four other biosimilar pipeline products in China and related territories. This collaboration with Livzon is based on our In Market, For Market strategy, under which we would work with Livzon to establish local manufacturing capacity for the relevant product candidates. If our collaboration with Livzon is not successful or if we or Livzon terminate this agreement, we may not be able to progress our plans to develop and commercialize our product candidates in China and the related territories. Although we believe that there are appropriate alternative partners in each territory, there is no guarantee that we could identify and negotiate satisfactory terms with any such alternative partner, or that we could do so in a timeframe that would not compromise our ability to commercialize our product candidates.

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

Risks Related to an Investment in Our Common Stock

Our management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

In connection with the preparation of our 2014 interim financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be a material weakness. Specifically, our independent auditors identified errors in the draft financial statements of Private Epirus for the three and six-month periods ending June 30, 2014 that, in the aggregate, represented a material weakness in our financial statement close process. This material weakness has not been fully remediated. Prior to the complete remediation of this material weakness, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

We are currently designing and implementing new procedures and controls intended to address the material weakness described above over the financial statement close process. While this design and implementation phase is underway, we are relying significantly on outside accounting professionals until permanent employees can be hired to fill these roles and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities.

We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

If we are unable to establish appropriate internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

The price of our common stock after the merger may be affected by factors different than those affecting the price of Zalicus’ common stock before the merger.

Our current business differs significantly from the business of Zalicus, and, accordingly, the results of operations of the combined company and the trading price of our common stock following the merger may be affected significantly by factors different from those that affected the independent results of operations of Zalicus prior to the merger.

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

Because there was no public market for Private Epirus’ common stock prior to the merger, Epirus’ stock price is expected to be volatile and you may not be able to resell your shares in the combined company.

We cannot assure you that an active trading market for shares of Epirus will continue to develop or be sustained.  If an active market for our common stock does not continue to develop, or is not sustained, it may be difficult to sell shares without depressing the market price for the shares or to sell your shares at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”).  Under the Loan Agreement, the Company may borrow on a revolving basis up to a maximum of $15 million.  In connection with the Loan Agreement, the Company issued to Hercules a warrant to purchase 64,194 shares of common stock with an exercise price of $7.01 per share.  The number of shares underlying the warrant and the exercise price are subject to adjustment upon the occurrence of certain events, including a merger event, reclassification of shares, subdivision or combination of shares, or dividends as described in the warrant.  The warrant expires after 5 years and has piggyback registration rights.

The issuance of the warrant was not registered under the Securities Act.  No general solicitation or advertising was used in connection with the issuance.  In making the issuance to an accredited investor without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act and/or Regulation D thereunder.

Item 5. Other Information.

As previously disclosed, on July 15, 2014, Private Epirus completed the Merger, pursuant to the terms of the Merger Agreement.  Included below are certain financial statements prepared to give effect to the Merger.

EPIRUS Biopharmaceuticals, Inc.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$25,584	$1,798
Prepaid expenses and other current assets	1,286	888
Total current assets	26,870	2,686
Property and equipment, net	104	90
In-process research and development	2,437	2,437
Goodwill	1,499	1,499
Restricted cash	25	25
Other assets	57	57
Total assets	$30,992	$6,794

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,254	$1,067
Accrued expenses	2,074	2,492
Convertible notes	—	12,500
Deferred tax benefit	185	185
Total current liabilities	5,513	16,244
Warrant liability	145	5,843
Deferred revenue, net of current portion	750	—
Deferred tax benefit, net of current portion	646	738

Series A convertible preferred stock, $0.0001 par value; Authorized—55,653,728 shares; Issued and Outstanding—45,534,945 and 27,248,746 shares at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $45,535 and $27,249 at June 30, 2014 and December 31, 2013, respectively	42,968	23,348

Series B convertible preferred stock, $0.0001 par value; Authorized—40,197,175 shares; Issued and Outstanding— 29,144,209 and 0 shares at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $37,013 and $0 at June 30, 2014 and December 31, 2013, respectively	36,484	—

Stockholders’ deficit:
Common stock, $0.0001 par value; Authorized—111,815,911 shares; Issued—2,914,865 and 1,787,667 shares at June 30, 2014 and December 31, 2013, respectively; Outstanding—2,614,865 and 1,787,667 shares at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	6,723	5,348
Accumulated deficit	(62,237)	(44,727)
Total stockholders’ deficit	(55,514)	(39,379)
Total liabilities, convertible preferred stock and stockholders’ deficit	$30,992	$6,794

See accompanying notes to condensed consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$2,587	$3,450	$6,091	$5,299
General and administrative	6,361	1,139	9,079	2,312
Total operating expenses	8,948	4,589	15,170	7,611
Loss from operations	(8,948)	(4,589)	(15,170)	(7,611)

Other income (expense):
Interest expense	(1,172)	(786)	(2,391)	(1,007)
Change in fair value of warrant liability	(99)	(598)	(199)	(126)
Other income, net	282	—	289	—
Total other income (expense), net	(989)	(1,384)	(2,301)	(1,133)
Loss before income taxes	(9,937)	(5,973)	(17,471)	(8,744)
Benefit (loss) from income taxes	47	—	(39)	—
Net loss	$(9,890)	$(5,973)	$(17,510)	$(8,744)

Net loss per share—basic and diluted	$(3.81)	$(3.34)	$(7.63)	$(4.95)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	2,598,383	1,787,668	2,294,965	1,766,022

Comprehensive loss	$(9,890)	$(5,973)	$(17,510)	$(8,744)

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended,
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(17,510)	$(8,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	13
Non-cash interest expense	2,349	826
Stock-based compensation	371	58
Extinguishment of convertible notes	(22)	—
Deferred taxes	(92)	—
Change in fair value of warrants	199	126
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(428)	(267)
Other non-current assets	—	(53)
Accounts payable	2,187	1,251
Accrued expenses	103	959
Deferred revenue	750	—
Net cash used in operating activities	(12,072)	(5,831)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(82)
Net cash used in investing activities	(35)	(82)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock and warrants	30,478	—
Proceeds from the issuance of convertible notes	5,000	5,000
Proceeds from the exercise of preferred stock warrants	333	5
Proceeds from the exercise of common stock warrants	—	3
Proceeds from the exercise of common stock options	82	21
Net cash provided by financing activities	35,893	5,029

Net increase (decrease) in cash and cash equivalents	23,786	(884)
Cash and cash equivalents—Beginning of period	1,798	2,234
Cash and cash equivalents—End of period	$25,584	$1,350

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest into preferred stock and warrants	$13,184	$—
Extinguishment of convertible debt and accrued interest into preferred stock	$5,013	$—
Exercise of warrants into preferred stock	$7,095	$499

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

(In thousands, except share and per share amounts)

1.                                      Basis of Presentation

On July 15, 2014 EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger on July 15, 2014. On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share (“Public Epirus Common Stock”) (the “Reverse Stock Split”). Following completion of the Merger, Private Epirus, now known as EB Sub, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. Except as described in Note 13, “Subsequent Events,” the accompanying unaudited condensed consolidated financial statements do not give effect to the Merger. The historical financial statements included in this filing are those of Private Epirus and have been labeled EPIRUS Biopharmaceuticals, Inc. for the purposes of this filing, which was the entity name in effect for the historical periods presented.

The term “Company” as used in these notes to condensed consolidated financial statements refers to Private Epirus prior to the completion of the Merger and Public Epirus subsequent to the completion of the Merger.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual consolidated financial statements for the year ended December 31, 2013, which are included in Public Epirus’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 15, 2014.

2.                                      Summary of Significant Accounting Policies

In the six months ended June 30, 2014, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual consolidated financial statements for the fiscal year ended December 31, 2013, which are included in Public Epirus’ Current Report on Form 8-K filed with the SEC on July 15, 2014, except as described below:

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

Development Stage Entity

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB ASC. In addition, the update adds an example disclosure in Risks and Uncertainties, ASC Topic 275, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities and removes an exception provided to development stage entities in Consolidations, ASC Topic 810, for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with the revised consolidation standards effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company early adopted the guidance and eliminated the presentation and disclosure requirements of ASC Topic 915 during the three months ending June 30, 2014.

3.                                      Business Agreements

Ranbaxy Laboratories

In January 2014, the Company and Ranbaxy Laboratories Limited (“Ranbaxy”) executed a royalty-bearing and non-transferrable license agreement (“License Agreement”) for BOW015 to Ranbaxy for a broad range of territories including India, selected Southeast Asian markets and North Africa. Under the terms of the agreement, the Company and Ranbaxy will pursue the commercialization of BOW015 in India and Ranbaxy received the right to sell BOW015 in the territories specified in the agreement. Ranbaxy does not have the right to manufacture BOW015 and the Company and Ranbaxy are currently negotiating the terms of a supply agreement.

Ranbaxy made an upfront payment of $500 upon the execution of the agreement and is obligated to pay the Company up to $1,000 if certain development and regulatory approval milestones are achieved and up to $10,000 if certain sales milestones are achieved. Additionally, the Company is entitled to receive royalties in the mid-teens on net sales in the territories, which royalties are subject to reduction or renegotiation in certain limited circumstances. Half of the upfront payment and certain development and regulatory milestones may be refundable to Ranbaxy in certain circumstances if the Company does not complete certain specified requirements.

Unless terminated earlier in accordance with the terms of the agreement, the license agreement with Ranbaxy expires on the 20th year following the first commercial sale in the territories.

Under the agreement, Ranbaxy is responsible for all activities related to the commercialization of BOW015 in the territories. The Company is responsible for performing the development activities required for obtaining regulatory approval in India, joint steering committee participation and clinical and commercial supply of product. The Company also agreed to perform the development activities required to obtain regulatory approval in other parts of the territories. These activities and the related fees will be agreed upon by Ranbaxy and the Company in future written agreements.

The Company has determined that the deliverables under the Ranbaxy agreement are the license, development activities related to regulatory approval in India, joint steering committee services and the obligation to supply clinical and commercial product. The Company’s obligation to perform future development activities to obtain regulatory approval in other parts of the territories is not a deliverable at the inception of the agreement as the Company will be compensated separately for these activities, and it is uncertain at this time if the Company will ever be requested to perform these activities by Ranbaxy.

The Company determined that, the license and the other activities and services do not have standalone value apart from the requirement for the Company to deliver commercial material. Ranbaxy has not been granted a license to manufacture BOW015, which prevents them from using the license and related services for their intended purpose without the involvement of the Company. Therefore the deliverables are not separable and represent one single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the last to be provided deliverable. As a result, no revenue will be recognized until delivery of the commercial supply begins. All amounts received from Ranbaxy have been recorded as deferred revenue as of June 30, 2014.

The arrangement includes the delivery of commercial material and therefore does not qualify for the milestone method of revenue recognition as the agreement is not a research and development arrangement. As a result, upon achievement of a milestone, the amounts will be included in the total arrangement consideration. In January 2014, the Company invoiced Ranbaxy $125 related to the filing for approval in India. In March 2014, the Drug Controller General in India approved BOW015 for commercial sale to the Indian market, upon which a payment from Ranbaxy of $250 became due and payable and was invoiced in April 2014. The Company invoiced Ranbaxy a total of $875, including the upfront payment, and received payments related to the agreement totaling $750 during the six months ended June 30, 2014. Any outstanding amounts due from Ranbaxy as of June 30, 2014 have been excluded from accounts receivable and deferred revenue because no revenue has been recognized under this arrangement and neither party has completed its contractual requirements related to these amounts.

Refer to Note 13, “Subsequent Events,” for additional information.

Orygen Biotechnology

In September 2013, the Company entered into a binding Heads of Agreement (“Orygen Heads of Agreement”) with Orygen Biotechnology (“Orygen”), a Brazilian corporation, for the negotiation of the terms of a definitive agreement under which Orygen would be granted exclusive rights to commercialize BOW015 in Brazil. As consideration for entry into the Orygen Heads of Agreement, and the rights to be granted under the definitive agreement, the Company received a non-creditable, non-refundable initial upfront cash payment of $250 from Orygen.

The Orygen Heads of Agreement, as extended by the parties, was terminated on May 19, 2014. The Company recognized the $250 upfront cash payment as other income in the condensed consolidated statement of operations and comprehensive loss in the three and six months ended June 30, 2014.

4.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013

Accrued professional fees	$721	$544
Accrued manufacturing expense	143	380
Accrued compensation	682	725
Accrued license fees	175	—
Accrued clinical expense	236	286
Accrued interest expense	—	502
Other	117	55
Total accrued expenses	$2,074	$2,492

5.                                      Convertible Debt

On March 10, 2014, the $12,500 principal amount of convertible notes outstanding at December 31, 2013, plus accrued but unpaid interest of $684, was converted into 13,184,383 shares of Series A convertible preferred stock (“Series A Preferred”).

On March 10, 2014, the Company issued and sold $5,000 of convertible notes to finance the operations of the Company. The notes bore interest at a rate of 8% per annum, had a maturity date of April 30, 2014 and provided the holders of the notes with 20% warrant coverage.

The 2014 note agreements contained the following settlement provisions: (1) in the event of a qualified financing in which the Company issues and sells shares of preferred stock for gross proceeds of at least $20,000 from one or more persons that are not current holders of capital stock, prior to the maturity date of the note, all outstanding principal and accrued interest automatically converts into the same class and series of capital stock at the price paid per share by the other purchasers in the qualified financing event; (2) in the event of a corporate merger, all outstanding principal and accrued interest automatically converts into the Company’s Series A Preferred at a conversion price equal to $1.00 per share; (3) in the event of an acquisition or asset transfer, the Company shall pay the outstanding note holders an amount in cash accrued and unpaid interest through the date of the payment and three times the outstanding principal balance; (4) in the event of a non-qualified financing, holders of the notes shall have the option to either convert all outstanding principal and any accrued but unpaid interest into shares of the same class and series of capital stock at the conversion price equal to the price per share of the non-qualified financing securities, or into shares of Series A Preferred, at a conversion price equal to $1.00 per share; (5) following the maturity date of the note, upon a written election by a majority of note holders, all outstanding principal and accrued interest converts into Series A Preferred; and (6) in the event of a default, all outstanding principal and accrued interest becomes immediately due and payable without notice or demand. The warrants were immediately exercisable into 1,000,000 shares of Series A Preferred at an exercise price per share of $0.01. In the event of a qualified financing, the warrants become exercisable into a number of shares of the preferred stock issued in the qualified financing that represents $1,000 divided by the price per share of the preferred stock.

The provisions requiring conversion or prepayments of the 2014 notes upon a qualified financing, a corporate merger, an acquisition or asset transfer, or an event of default constituted an embedded compound derivative that is being accounted for separately. The Company determined that the fair value of this embedded compound derivative upon the issuance of the 2014 notes was $23, which was subtracted from the original carrying amount of the 2014 notes and reflected as a debt discount, and also increased liabilities by $23. As of March 31, 2014, the liability was accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations and comprehensive loss. As of March 31, 2014, the fair value of the embedded derivative was $23 and the Company did not record a gain or loss in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2014.

The Company determined the 2014 notes contained a beneficial conversion feature (“BCF”) measured at $2,071, which was recorded as a discount to the convertible notes.

The aggregate fair value of the warrants at their issuance date was $1,171, which was also recorded as a discount to the convertible notes.

The total debt discount resulting from the embedded compound derivative, BCF, warrants and lender fees is being amortized as interest expense using the effective interest method over the period between the convertible notes’ issuance and maturity date.

On April 15, 2014, upon the closing of a qualified financing, the issuance of Series B convertible preferred stock (“Series B Preferred”) (Note 8), the $5,000 principal amount of convertible notes issued in March 2014, plus accrued and unpaid interest of $13, were converted into 3,947,363 shares of Series B Preferred and the warrants became exercisable into 787,402 shares of Series B Preferred at an exercise price per share of $0.01.

The conversion of the notes into Series B Preferred was accounted for as an extinguishment of the notes and a repurchase of the BCF. In accordance with the accounting guidance for extinguishments of convertible debt with embedded BCFs, the Company recorded a reduction of additional paid-in capital of $1,150, which represents the intrinsic value of the BCF at the time of extinguishment, and a gain on the extinguishment of the notes of $22 during the three and six months ended June 30, 2014, which represents the difference between the net carrying value of the notes at the time of extinguishment in excess of the remainder of the consideration transferred after the $1,150 allocated to the repurchase of the BCF, plus the derecognition of the $23 derivative liability. Consideration transferred was $5,013, which is the fair value of the shares of Series B Preferred into which the notes converted. The gain was recorded to other income (expense) within the condensed consolidated statement of operations and comprehensive loss.

6.                                      Warrants to Purchase Preferred Stock

During the six months ended June 30, 2014, the Company issued warrants, in connection with a convertible debt issuance, to purchase 1,000,000 shares of Series A Preferred with an exercise price of $0.01 per share (Note 5). Upon the Series B Preferred financing described in Notes 5 and 8, these warrants became exercisable into 787,402 shares of Series B Preferred at an exercise price of $0.01 per share. The aggregate fair value of such warrants at their issuance date was $1,171. Each warrant was immediately exercisable and expires approximately seven years from the original date of issuance. Each warrant is exercisable on either a physical settlement or net share settlement basis.

In April 2014, warrants to purchase 5,101,816 shares Series A Preferred were exercised into 5,101,816 shares of Series A Preferred. In April 2014, the warrants to purchase Series B Preferred were exercised into 787,402 shares of Series B Preferred.

As of June 30, 2014 and December 31, 2013, the following warrants to purchase preferred stock were outstanding:

	As of June 30, 2014
	Number of
	Shares	Exercise	Fair Value at
	Underlying	Price	June 30,
	Warrant	Per Share	2014

Series A Preferred	155,497	$1.00	$131
Series A Preferred	10,413	$0.01	$14

	As of December 31, 2013
	Number of
	Shares	Exercise	Fair Value at
	Underlying	Price	December 31,
	Warrant	Per Share	2013

Series A Preferred	462,399	$1.00	$311
Series A Preferred	4,805,327	$0.01	$5,532

7.                                      Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$25,584	$—	$—	$25,584
	$25,584	$—	$—	$25,584

Liabilities
Warrant liability	$—	$—	$145	$145
	$—	$—	$145	$145

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,798	$—		$1,798
	$1,798	$—	$—	$1,798

Liabilities
Warrant liability	$—	$—	$5,843	$5,843
	$—	$—	$5,843	$5,843

Warrant Liability

The warrant liability represents the liability for warrants to purchase shares of Series A Preferred issued to investors in connection with the Company’s Series A Preferred financings and issued to holders of the Company’s convertible notes. The warrant liability is calculated using the Black-Scholes option-pricing model. This valuation method uses inputs such as fair value of the Company’s Series A Preferred and Series B Preferred shares, historical volatility, the term of the warrant and risk-free interest rates. At June 30, 2014, April 15, 2014, March 31, 2014 and December 31, 2013, the fair value of the Series A Preferred and Series B Preferred were determined using a hybrid of the probability-weighted expected return method (“PWERM”) and the option-pricing method (“OPM”) (“Hybrid Method”).

The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the preferred and common stock are inferred by analyzing these options.

The hybrid method is a hybrid between the PWERM and the OPM, estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one of or more of those scenarios. In this valuation the hybrid model considers two possible outcomes: (1) an initial public offering (“IPO”) or a reverse merger scenario and (2) continued operations as a private company scenario, which is modelled using the OPM.

For the IPO scenario, equity value is estimated using the guideline public company (“GPC”) method under the market approach and the discounted cash flow (“DCF”) method under the income approach. Under the GPC method, equity value is estimated as a multiple of paid-in capital, using the median multiple indicated by selected initial public offerings by biotechnology companies. For the DCF method used in the April 15, 2014, March 31, 2014 and December 31, 2013 valuation, a discount rate of 22%, 30% and 35%, respectively, was assumed.

In the OPM, equity value is estimated by back-solving the overall hybrid value such that the result is equal to the anticipated price of a future preferred stock series. The OPM used in the March 31, 2014 and December 31, 2013 valuation assumed 2.53 and 2.75 years to liquidity, respectively, and annual volatility of 58% and 53%, respectively.

In the OPM analysis as of April 15, 2014, equity value was estimated by back-solving the overall hybrid value to the actual price per share of Series B Preferred paid in the issuance on April 15, 2014. The OPM used in the April 15, 2014 valuation assumed 2.46 years to liquidity and annual volatility of 59%.

For the valuation analysis as of June 30, 2014, equity value under the IPO scenario was calculated based on the actual terms of the Merger, as described in Note 1, “Basis of Presentation,” and Note 13, “Subsequent Events,” and the closing trading price per share of Zalicus common stock as of June 30, 2014. In the OPM analysis as of June 30, 2014, equity value was estimated using by back-solving the overall equity value to the actual price per share of Series B Preferred paid in the issuance on April 15, 2014. The OPM used in the June 30, 2014 valuation assumed 2.25 years to liquidity and annual volatility of and 59%.

Accordingly, the valuation of the warrant liability is determined using Level 3 inputs.

Changes in the fair value of the warrant liability where fair value is determined using Level 3 inputs, were as follows:

June 30, 2014
Balance at December 31, 2013	$5,843
Warrant issuance	1,171
Change in fair value	199
Warrant exercise	(7,068)
Balance at June 30, 2014	$145

Embedded Derivative

On March 10, 2014, the Company issued $5,000 of convertible notes that contained an embedded compound derivative as described in Note 5. The embedded compound derivative is calculated using the “with and without” method. This valuation method first values the notes with the embedded compound derivative (“with” scenario) and subsequently values the notes without the embedded compound derivative (“without” scenario). The difference between the fair value of the notes in the “with and without” scenarios is determined to be the fair value of the embedded compound derivative as of the valuation date.

Accordingly, the valuation of the embedded compound derivative is determined using Level 3 inputs.

Changes in the fair value of the embedded compound derivative where fair value is determined using Level 3 inputs, were as follows:

June 30, 2014
Balance at December 31, 2013	$—
Embedded compound derivative	23
Change in fair value	—
Derecognition of embedded compound derivative	(23)
Balance at June 30, 2014	$—

The following table provides quantitative information about the fair value measurements, including the range of assumptions for the significant unobservable inputs used in the hybrid method valuations of the warrant liability and “with and without” method used for the embedded compound derivative:

Valuation Assumptions as of
	June 30, 2014	April 15, 2014	March 31, 2014	March 10, 2014

Hybrid approach
Discount rate	*	21% to 30%	25% to 30%	25% to 30%
Probability weighted value for common stock	20% to 80%	30% to 70%	45% to 55%	45% to 55%
Discount for lack of marketability	5% to 30%	11% to 34%	10% to 28%	10% to 28%
With and Without approach
Probability of occurrence of certain events	**	0% to 100%	5% to 50%	5% to 50%
Market yield	**	25%	25%	25%
Recovery rate	**	31% to 47%	31% to 47%	31% to 47%

* Discount rate not used as DCF was not calculated.

** No compound derivative to fair value at June 30, 2014.

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the warrant liability and the embedded compound derivative in isolation would result in a significantly higher (lower) fair value measurement.

8.                                      Convertible Preferred Stock

As of June 30, 2014, the authorized capital stock of the Company was 207,666,814 shares, which included 55,653,728 shares of Series A Preferred and 40,197,175 shares of Series B Preferred, $0.0001 par value per share.

In April 2014, Epirus closed an initial Series B Preferred financing with an issuance of 24,409,444 shares at a price of $1.27 per share for aggregate proceeds of approximately $31,000. Upon the closing of such financing, the $5,000 principal amount of convertible notes issued in March 2014, plus accrued and unpaid interest of $13, were converted into 3,947,363 shares of Series B Preferred (Note 5).

Series A Preferred

Conversion

Each share of Series A Preferred is convertible at the option of the holder, at any time and from time to time, into fully paid and non-assessable shares of common stock as is determined by dividing the original issuance price ($1.00 per share) by the then applicable conversion price ($1.00 per share as of June 30, 2014 and December 31, 2013).

Voting Rights

As set forth in the Company’s amended and restated certificate of incorporation, the holders of Series A Preferred and Series B Preferred are entitled to vote as one class, with common stockholders, based on the number of common stock each holder would receive upon conversion of their Series A Preferred or Series B Preferred into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and approval rights set forth in the Company’s amended and restated certificate of incorporation and an amended and restated voting agreement by and among certain stockholders of the Company, directors are elected as follows: the holders of Series B Preferred vote as a separate class for the election of one director; the holders of Series A Preferred vote as a separate class for the election of three directors; the holders of common stock vote as a separate class for the election of one director, which shall be the currently serving chief executive officer; and the holders of common stock, and Series A Preferred and Series B Preferred, on an as-converted basis, vote together as a single class for the election of any remaining directors. If the common stock of the Company or any affiliate of the Company was not listed on a national securities exchange or other public trading platform on or prior to October 15, 2014, then the Series B Preferred stockholders would thereafter have been entitled to elect two members of the board of directors.

Dividends

Holders of Series A Preferred are entitled to receive, when and if declared by the board of directors, dividends at the rate of 8% of the original issuance price ($1.00 per share). Series A Preferred dividends are non-cumulative. In addition to the non-cumulative 8% dividend, the Series A Preferred shares will also receive (on an “as-converted” basis) the same dividend as that declared on common stock shares. The order of preference in the event of a dividend distribution, when and if declared by the board of directors, is first made to holders of Series B Preferred, then to holders of Series A Preferred and lastly to holders of common stock. As of June 30, 2014, no dividends have been declared or paid since inception.

Liquidation Rights

In the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of the Company, holders of Series A Preferred are entitled to be paid out second, following holders of Series B Preferred, of the assets available at a rate of $1.00, plus any accrued but unpaid dividends, prior to any payment being made to holders of common stock.

If the assets of the Company available for distribution to stockholders are insufficient to permit payment of the full amount to which each stockholder is entitled, holders of shares of the Series A Preferred shall share ratably in any distribution of the remaining assets of the Company in proportion to the respective amounts which would otherwise be payable under the circumstances in the order of liquidation preference.

After the payment of the full liquidation preference of the preferred stock, the remaining assets, if any, shall be distributed ratably to the holders of preferred stock and common stock on an as-if-converted to common stock basis, provided that if the aggregate amount the holders of the Series A Preferred are entitled to receive exceeds three times the original issue price ($1.00) plus all declared and unpaid dividends thereon (the “Maximum Participation Amount”), such holders are entitled to receive the greater of the Maximum Participation Amount or the amount they would have received if all shares of preferred stock had been converted into common stock immediately prior to the liquidation event.

Because liquidation rights include a change in control, the Series A Preferred is classified within temporary equity. However, since a change in control was not considered probable, no adjustment to the carrying amount was required as of June 30, 2014 or December 31, 2013.

Series B Preferred

Conversion

Each share of Series B Preferred is convertible at the option of the holder, at any time and from time to time, into fully paid and non-assessable shares of common stock as is determined by dividing the original issuance price ($1.27 per share) by the then applicable conversion price ($1.27 per share as of June 30, 2014).

Voting Rights

Holders of Series B Preferred and Series A Preferred are entitled to vote as one class, with common stockholders, based on the number of common stock each holder would receive upon conversion of their Series A or Series B Preferred into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and approval rights set forth in the Company’s amended and restated certificate of incorporation and an amended and restated voting agreement by and among certain stockholders of the Company, directors are elected as follows: the holders of Series B Preferred vote as a separate class for the election of one director; the holders of Series A Preferred vote as a separate class for the election of three directors; the holders of common stock vote as a separate class for the election of one director, which shall be the currently serving chief executive officer; and the holders of common stock, and Series A Preferred and Series B Preferred, on an as-converted basis, vote together as a single class for the election of any remaining directors. If the common stock of the Company or any affiliate of the Company is not listed on a national securities exchange or other public trading platform on or prior to October 15, 2014, then the Series B Preferred stockholders shall thereafter be entitled to elect two members of the board of directors.

Dividends

Holders of Series B Preferred are entitled to receive, when and if declared by the board of directors, dividends at the rate of 8% of the original issuance price ($1.27 per share). Series B Preferred dividends are non-cumulative. In addition to the non-cumulative 8% dividend, the Series B Preferred shares will also receive (on an “as-converted” basis) the same dividend as that declared on common stock shares. The order of preference in the event of a dividend distribution, when and if declared by the board of directors, is first made to holders of Series B Preferred, then to holders of Series A Preferred and lastly to holders of common stock. As of June 30, 2014, no dividends have been declared or paid since inception.

Liquidation Rights

In the event of a voluntary or involuntary liquidation, dissolution, change in control or winding up of the Company, holders of Series B Preferred are entitled to be paid out first of the assets available at a rate of $1.27, plus any accrued but unpaid dividends, prior to any payment being made to holders of Series A Preferred or common stock.

If the assets of the Company available for distribution to stockholders are insufficient to permit payment of the full amount to which each stockholder is entitled, holders of shares of the Series B Preferred shall share ratably in any distribution of the remaining assets of the Company in proportion to the respective amounts which would otherwise be payable under the circumstances in the order of liquidation preference.

After the payment of the full liquidation preference of the preferred stock, the remaining assets, if any, shall be distributed ratably to the holders of preferred stock and common stock on an as-if-converted to common stock basis, provided that if the aggregate amount the holders of the Series B Preferred are entitled to receive exceeds three times the original issue price ($1.27) plus all declared and unpaid dividends thereon, such holders are entitled to receive the greater of the Maximum Participation Amount or the amount they would have received if all shares of preferred stock had been converted into common stock immediately prior to the liquidation event.

Because liquidation rights include a change in control, the Series B Preferred is classified within temporary equity. However, since a change in control was not considered probable, no adjustment to the carrying amount was required as of June 30, 2014.

9.             Stock-Based Compensation

In April 2014, the Company’s board of directors amended the terms of the 2011 Equity Incentive Plan (“2011 Plan”) to increase the authorized number of shares of common stock available for issuance under the 2011 Plan from 5,584,660 to 11,348,911.

For the three and six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of approximately $327, $371, $32 and $58 respectively, in connection with its stock-based payment awards. Stock-based compensation expense for each of the three and six months ended June 30, 2014 includes $98 related to restricted stock issued to a non-employee.

A summary of stock option activity during the six months ended June 30, 2014 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value

Outstanding at December 31, 2013	3,460,825	$0.13
Granted	6,238,099	0.95
Exercised	(685,532)	0.12
Cancelled	(324,445)	0.52
Outstanding at June 30, 2014	8,688,947	$0.71	9.4	$2,379

Vested and expected to vest at: June 30, 2014	8,149,344	$0.70	9.4	$2,274

Exercisable at: June 30, 2014	1,033,230	$0.13	8.4	$881
Weighted average grant-date fair value of options granted during the period	$0.58

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s common stock fair value on June 30, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. As of June 30, 2014, there was $3,495 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.67 years.

During the three and six months ended June 30, 2014 and 2013, respectively, the weighted-average assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Risk-free interest rate	1.91 - 2.09%	1.09%	1.91 - 2.09%	1.09%
Expected volatility	66.02 - 66.07%	66.99%	64.07 - 66.07%	66.99%
Expected term (in years)	6.00	6.00	6.00	6.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

In the six months ended June 30, 2014, the Company determined the fair value of its common stock utilizing the Hybrid Method, as described above in Note 7, “Fair Value Measurements,” consistent with the fair value methodologies used for the valuation of the Series A Preferred and Series B Preferred.

Restricted Stock

In April 2014, the Company granted 400,000 shares of restricted common stock to a vendor for consulting services. The restricted common stock is subject to certain performance-based vesting conditions under which 25% of the award vested on April 15, 2014 and the remaining 75% will vest following the successful achievement of certain performance milestones and the passage of time. For the 100,000 shares that vested during April 2014, the

Company recorded $98 to general and administrative expense in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2014. In accordance with the accounting guidance for nonemployee equity awards that involve only counterparty performance conditions, the Company will record $0 of expense related to the unvested awards until the performance conditions are met, when the number of shares that will vest is known. In addition, the Company was obligated to pay an upfront fee of $200 and is obligated to pay a monthly consulting fee of $25 for a period of 18 months. The upfront fee of $200 was recorded to general and administrative expense in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2014.

10.          Income Taxes

For the three months ended June 30, 2014, the Company recorded an income tax benefit of $47, which is due primarily to a tax benefit from the amortization of the Company’s deferred tax benefit related to the transfer of IPR&D to the Company’s subsidiary, Epirus Switzerland GmbH, a Swiss corporation.

For the six months ended June 30, 2014, the Company recorded income tax expense of $39, which is due to a tax benefit from the amortization of the Company’s deferred tax benefit, income tax expense in Brazil and withholding tax in Switzerland.

The Company has evaluated the positive and negative evidence on the realizability of its deferred tax assets in each jurisdiction and management has determined that it is more likely than that the Company will not utilize the benefits of its deferred tax assets in each jurisdiction except Brazil for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved as of June 30, 2014 and December 31, 2013.

11.          Net Loss per share

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the six month periods ended June 30, 2014 and 2013 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three and six month periods ended June 30, 2014 and 2013, as they would be anti-dilutive.

	As of June 30,
	2014	2013
Convertible preferred stock	74,679,154	27,248,746
Convertible notes	—	5,120,889
Options to purchase common stock	8,688,947	2,791,825
Warrants to purchase preferred stock	165,910	3,767,729
Nonvested restricted stock	300,000	—

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

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against Zalicus, EB Sub, Inc. the members of Zalicus’ board of directors and Private Epirus. Plaintiff has since voluntarily dismissed one of these actions, Civil A. No. 14-1380. The remaining two actions, Civ. A. No. 14-1381 and Civ. A. No. 14-1455, have been consolidated into a single action, In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the “Massachusetts Action”). The Massachusetts Action alleges that the Zalicus board of directors breached its fiduciary duties, and that Private Epirus and EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action seeks relief including, among other things, a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is unlawful and unenforceable, an order enjoining defendants from proceeding with the Merger, an order enjoining defendants from consummating the Merger unless and until additional procedures are implemented and all material information in connection with the proposed Merger is disclosed, rescission of the Merger or any terms thereof to the extent implemented (or an award of rescissory damages), compensatory damages and interest, and an award of all costs of the Massachusetts Actions, including reasonable attorneys’ fees and experts’ fees.

Between May 1, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Court of Chancery of the State of Delaware against Zalicus, Zalicus’ directors, Private Epirus and/or EB Sub, Inc., Stein v. Zalicus Inc., et al. , No. 9602;  Do v. Zalicus, Inc., et al. , No. 9636; and Mendlowitz, et al. v. Zalicus Inc., et al. , No. 9664 (the “Delaware Actions”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. . The Delaware Actions allege that the Zalicus board of directors breached their fiduciary duties, and Private Epirus and/or EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Delaware Actions seek relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissionary damages), an award of compensatory damages, and an award of all costs of the Delaware Actions, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Delaware Actions filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Zalicus, Private Epirus, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court of Chancery denied plaintiffs’ motion.

On October 27, 2014, plaintiffs’ counsel in the Massachusetts actions served the Company with a motion for voluntary dismissal and an award of attorney’s fees. The motion alleges, as set forth in the consolidated amended complaint filed in the Massachusetts actions on May 21, 2014, that the Form S-4 Registration Statement filed with the SEC on May 8, 2014 contained numerous material misstatements and/or omissions that prevented the Company’s shareholders from being able to evaluate the reasonableness of the Merger. The motion further alleges that in the Amended Registration Statement filed on June 4, 2014, the Company supplemented the disclosures and addressed the allegedly material misstatements and omissions contained in the initial Registration Statement, and that the Company did so in response to the claims made in the Massachusetts Actions.  Plaintiffs’ counsel seek an award of $350 in fees and expenses. The Company disputes the contentions in the motion and will vigorously defend against the claim.

The defendants deny the allegations in the Massachusetts Action and Delaware Actions, believe the actions are meritless, and intend to vigorously defend the actions. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable. In light of the early stages of the Massachusetts Action and Delaware Actions, an estimate of the amount or range of reasonably possible loss in connection with these matters cannot be made.

13.                        Subsequent Events

Ranbaxy Collaboration Agreement

On September 9, 2014, the Company entered into an amendment (the “Amendment”) to the License Agreement. The Amendment amended the License Agreement to revise (i) the royalty tiers for net sales based on final product sale forecasts and supply costs in the territory, and (ii) Ranbaxy’s obligations with respect to minimum annual sales targets in any given country such that the obligations are subject to a final grant of approval for BOW015 by the applicable regulatory authority for all indications as have been granted for the innovator product in such country. Other than as set forth in the Amendment, the License Agreement remains in full force and effect following the parties’ execution of the Amendment.

In September 2014, the Company and Ranbaxy entered into a supply agreement for BOW015 under which Epirus, through its third party manufacturing supplier, will provide Ranbaxy with finished products for clinical use, regulatory use and commercialization in accordance with the License Agreement. Under the terms of the supply agreement, the Company’s designated manufacturer will receive consideration from Ranbaxy for commercial finished product. Unless terminated earlier in accordance with terms, the Company’s supply agreement with Ranbaxy expires 10 years from the effective date, subject to five two-year automatic renewal periods.

Livzon Collaboration Agreement

In September 2014, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Livzon Mabpharm Inc. (“Livzon”) for the global development and commercialization of certain antibodies or related biological compounds, including the Company’s BOW015, a biosimilar version of infliximab.

Under the Agreement, the Company and Livzon each granted the other party, in the other party’s territory, exclusive, royalty-bearing licenses under certain patent rights and know-how to develop, manufacture and commercialize BOW015 and up to four additional compounds chosen by mutual agreement of the parties (collectively, the “Collaboration Compounds”). Livzon’s territory consists of China, Hong Kong, Macau and Taiwan (the “Livzon Territory”), and the Company’s territory consists of the rest of the world.  The parties share pre-clinical development expenses for each Collaboration Compound based on certain factors specific to each compound. Each party bears the responsibility and expenses for clinical development and commercialization of each Collaboration Compound in its territory. Livzon will be the preferred supplier of each Collaboration Compound for pre-clinical, clinical, and commercialization purposes, subject to Livzon’s satisfaction of certain performance criteria.

As consideration for the license granted to Livzon to develop and commercialize BOW015, the Company is eligible to receive from Livzon a milestone payment of $2,500 upon the achievement of a specified regulatory milestone in the Livzon Territory. The Company is also eligible to receive from Livzon tiered royalties based on a percentage of net sales of BOW015 products in the Livzon Territory ranging from the low- to high-single digits. Any future Collaboration Compounds have cross-milestone and royalty obligations in amounts to be mutually agreed upon at a later date.

If not terminated earlier or extended by mutual agreement of the parties, the Agreement expires in its entirety 20 years from the effective date.

Amendment to Revenue and Negotiation Rights Agreement

In September 2014, the Company entered into an amendment (the “Amendment”) to that certain Revenue and Negotiation Rights Agreement between the Company and Moksha8 Pharmaceuticals, Inc. (“Moksha8”), dated as of December 31, 2010 (the “Moksha8 Revenue Agreement”). Under the terms of the Moksha8 Revenue Agreement, the Company was required to pay to Moksha8 royalties based on nets sales of BOW015 by the Company or its affiliates at a percentage in the very low double digits, and a portion of all licensing revenue received by the Company from third parties to commercialize BOW015 at a percentage in the mid-teens, subject in each case to reduction in certain circumstances.

The Amendment amends the Moksha8 Revenue Agreement to terminate the Company’s royalty payment obligations with respect to products that are biosimilars to infliximab, which includes the Company’s BOW015 product, in exchange for the Company’s payment of $1,500 in two installments.

In October 2014, the Company entered into a second amendment (the “Second Amendment”) to the Amendment between the Company and Moksha8. Under the terms of the Second Amendment, the $1,500 of payments described in the Amendment was reduced to $1,400. As of September 30, 2014, no payments were made by the Company to Moksha8 and the Company recorded an accrued liability of $1,400, an extinguishment of previously accrued royalty obligations of $150 and an intangible asset of $1,250. Pursuant to the Amendment and the Second Amendment, in October 2014, the Company made payments to Moksha8 totaling $1,400.

Moksha8 is owned in part by Montreaux Equity Partners and TPG Capital, which are also shareholders of the Company. As of September 30, 2014, Montreaux Equity Partners and TPG Capital each own approximately 17% of the Company. TPG Capital is a legal affiliate of the Company.

Hercules Loan and Security Agreement

On September 30, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the Loan Agreement, Hercules will provide the Company with access to two term loans with an aggregate principal amount of up to $15,000. The first term loan, of a principal amount of $7,500, was funded on October 1, 2014, and is repayable in monthly installments until April 1, 2018, including an initial interest-only period of 18 months after closing. The second term loan, of a principal amount of up to $7,500, can be drawn down at the Company’s option at any time between September 30, 2014 and May 30, 2015, and interest and principal is repayable upon the same schedule as the repayment for the first term loan, including the same interest-only period. The interest-only period for both term loans may be extended at the Company’s request to November 1, 2016 contingent upon the Company’s first patient being dosed in a pivotal clinical study of BOW015 (infliximab) for approval in the European Union prior to May 1, 2016. The Company may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $2,000 by converting a portion of the principal into shares of the Company’s common stock at a rate of $8.06, but only if the Company’s stock is trading at a level greater than the exercise price for seven consecutive trading days and the shares to be issued do not exceed 15% of the Company’s total trading volume for the previous 22 consecutive trading days. The Company may prepay all or part of the term loans at its election, provided that it will be required to pay a prepayment fee equal to 2.00% of the amount prepaid, if prepaid in the first 18 months following closing. If the Company prepays all or part of the term loans 18 months or later following closing, there is no prepayment fee. The Company will be required to pay a fee of 3.00% of the aggregate original principal amount at the earliest to occur of; loan maturity date, the date the Company prepays the outstanding obligations or the date the obligations become due and payable upon acceleration. As a security interest, the Company is obligated to collateralize all available receivables, equipment, fixtures, intangibles, inventory, deposit accounts, cash and all other tangible and intangible goods of the Company.

Pursuant to the Loan Agreement, Hercules has the right to participate, in an amount of up to $1,000, in subsequent private placements of Epirus’ equity securities. Additionally, the Company has the right to pay up to $2,000 of principal through the issuance of its common stock. The right to pay a portion of the principal in common stock is subject to certain conditions as more fully described in the Loan Agreement.

In connection with the Loan Agreement, Epirus issued to Hercules a five-year warrant to purchase 64,194 shares of its common stock at an exercise price of $7.01 per share (the “Warrant”). The number of shares underlying the Warrant and the exercise price are subject to adjustment upon the occurrence of certain events, including a merger event, reclassification of shares, subdivision or combination of shares, or dividends as described in the Warrant.

Merger

As described in Note 1, “Basis of Presentation,” on July 15, 2014, the Company completed the Merger with Zalicus. On July 16, 2014, Public Epirus effected the Reverse Stock Split, a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share. The amounts of Public Epirus Common Stock included in this Note 13 give retroactive effect to the Reverse Stock Split. The shares of Public Epirus Common Stock retained a par value of $0.001 per share.

Pursuant to the Merger Agreement, each share of capital stock of Private Epirus was exchanged for 0.13259 shares of Public Epirus Common Stock (the “Exchange Ratio”). All Private Epirus stock options granted under the Private Epirus stock option plans (whether or not then exercisable) that were outstanding prior to the effective time of the Merger, and all warrants to purchase Private Epirus capital stock that were outstanding prior to the effective time of the Merger were exchanged at the same ratio as described below. Upon the consummation of the Merger, equity holders of Private Epirus were issued an aggregate of 10,288,180 shares of Public Epirus Common Stock plus 1,152,042 and 21,996 shares of Public Epirus Common Stock which could be issued in the future upon exercise of stock options and warrants, respectively.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus. The Company was determined to be the accounting acquirer based upon the terms of the merger and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management. All of the assets and liabilities of Public Epirus will be recorded at their respective fair values as of the acquisition date and consolidated with those of the Company. Transaction costs will be expensed as incurred. Historical preferred stock, common stock and additional paid-in capital, including share and per share amounts, included in these notes to condensed consolidated financial statements as of and for the periods ended June 30, 2014 have not been adjusted to show the effect of the Merger exchange ratio.

Item 6. Exhibits.

A list of exhibits is set forth in the Exhibit Index immediately following the signature page of this report, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIRUS BIOPHARMACEUTICALS, INC.

Date: November 10, 2014	By:	/s/ Thomas Shea
Thomas Shea
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc., as amended and restated as of November 9, 2005	S-1/A	333-121173	3.2	11/9/2005
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	12/21/2009
3.3	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	9/9/2010
3.4	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	10/2/2013
3.5	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of Zalicus Inc.	8-K	000-51171	3.1	7/15/2014
3.6	Certificate of Amendment of Sixth Amended and Restated Certificate of Incorporation of EPIRUS Biopharmaceuticals, Inc.	8-K	000-51171	3.2	7/15/2014
3.7	Amended and Restated By-Laws of EPIRUS Biopharmaceuticals, Inc.	8-K	000-51171	3.1	7/18/2014
4.1	Warrant Agreement, dated as of September 30, 2014, by and between the Company and Hercules Technology Growth Capital, Inc.	8-K	000-51171	4.1	10/3/2014
#10.1	Amendment No. 1 to Ranbaxy-Epirus License Agreement, dated as of September 1, 2014, by and between Epirus Switzerland GmbH and Ranbaxy Laboratories Limited					*
10.2	First Amendment to the Revenue and Negotiation Rights Agreement, dated as of September 24, 2014, by and between Epirus Switzerland GmbH and Moksha8 Pharmaceuticals, Inc.	8-K	000-51171	10.1	9/29/2014
10.3	Second Amendment to Revenue and Negotiation Rights Agreement, dated October 29, 2014 by and between Epirus Switzerland GmbH and Moksha8 Pharmaceuticals, Inc.	8-K	000-51171	10.1	10/21/2014
#10.4	Exclusive License and Collaboration Agreement, dated as of September 24, 2014, by and between Epirus Switzerland GmbH and Livzon Mabpharm Inc.					*
10.5	Loan and Security Agreement, dated as of September 30, 2014, by and between the Company and Hercules Technology Growth Capital, Inc.	8-K	000-51171	10.1	10/3/2014
10.6	First Amendment to Lease Agreement, by and between EB Sub, Inc. and CPT One Exeter Plaza, LLC, dated as of May 15, 2014					*
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer					*
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
99.1	Private Epirus Management’s Discussion and Analysis for the quarter ended March 31, 2014 and the year ended December 31, 2013					*

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