Form 10-K
period 2014-12-31
EPIRUS Biopharmaceuticals, Inc.
filed 2015-03-31
CIK 1135906

Use these links to rapidly review the document

EPIRUS Biopharmaceuticals, Inc. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51171

EPIRUS BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	04-3514457 (IRS Employer Identification Number)
699 Boylston Street Eighth Floor Boston, MA (Address of Principal Executive Offices)	02116 (Zip Code)

(617) 600-4313
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

          As of June 30, 2014, the last business day of the registrant's last completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $31,690,541.88 based on the closing price of the registrant's Common Stock, as reported by the NASDAQ Capital Market, on such date. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding as of March 27, 2015 was 23,514,851.

          The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's proxy statement with respect to the registrant's 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

EPIRUS Biopharmaceuticals, Inc.
Form 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various statements throughout this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "seek," "could," "may," "might," or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

  •
  our inability to obtain regulatory approval for, or successfully commercialize, our leading product candidate, BOW015 or our other product candidates, BOW050 and BOW070;

  •
  our inability to secure and maintain relationships with collaborators and single-source contract manufacturers;

  •
  our history of operating losses and inability to ever become profitable;

  •
  our limited history of complying with public company reporting requirements;

  •
  our limited sales and marketing infrastructure;

  •
  uncertainty and volatility in the price of our common stock;

  •
  our inability to meet the continued listing requirements of the NASDAQ Capital Market;

  •
  our inability to develop, implement and maintain appropriate internal controls in the future;

  •
  uncertainty as to our employees', independent contractors' and other collaborators' compliance with regulatory standards and requirements and insider trading rules;

  •
  uncertainty as to the relationship between the benefits of our product candidates and the risks of their side-effect profiles;

  •
  our inability to effectively compete with the reference biologic products for our biosimilar product candidates and from other pharmaceuticals approved for the same indication as the reference biologic products;

  •
  dependence on the efforts of third-parties to conduct and oversee our clinical trials for our product candidates, to manufacture nonclinical and clinical supplies of our product candidates, to store critical components of our product candidates, and to commercialize our product candidates;

  •
  the extent of government regulations;

  •
  uncertainty of clinical trial results;

  •
  a loss of any of our key management personnel;

  •
  our inability to develop or commercialize our product candidates due to intellectual property rights held by third parties and our inability to protect the confidentiality of our trade secrets;

  •
  the cost and effects of potential litigation; and

  •
  our limited financial resources and inability to access capital to fund proposed operations.

        All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        We encourage you to read Management's Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part I of this annual report on Form 10-K, entitled "Risk Factors," which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission ("SEC") from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

ITEM 1.    BUSINESS

Explanatory Note

        On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company ("Private Epirus"), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation ("Zalicus"), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the "Merger Agreement"), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the "Merger"). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. ("Public Epirus") and Private Epirus was renamed EB Sub, Inc. ("EB Sub"). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, EB Sub, Inc. (formerly Private Epirus), is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share (the "Reverse Stock Split"). After giving effect to the Reverse Stock Split and the Merger, Public Epirus had approximately 12.9 million shares of common stock outstanding.

        The Merger has been treated as a reverse merger under the purchase method of accounting in accordance with GAAP. For accounting purposes, Private Epirus is deemed to have been the accounting acquirer in the Merger. Accordingly, the business information and financial statements presented reflect the historical information and results of Private Epirus prior to the Merger, and of Public Epirus following the Merger, and do not include the historical business information and financial results of Zalicus prior to the consummation of the Merger.

        In this Annual Report on Form 10-K, unless the context specifically indicates otherwise "the Company," "we," "us," "our," and "Epirus," refer to Public Epirus and its subsidiaries following the Merger, effective on July 15, 2014, and to Private Epirus and its subsidiaries prior to the Merger. "Epirus" and the Epirus logo are trademarks of Epirus.

Overview

        We are a commercial-stage biopharmaceutical company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. We seek to build a sustainable, profitable biosimilar company with a pipeline of operationally synergistic monoclonal antibodies, or MAbs, in inflammation and immunology.

        Our lead product candidate is BOW015, a biosimilar version of Remicade® (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, generated approximately $8.4 billion in global sales in 2013.

        We have reported bioequivalence and efficacy data from a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, both of which demonstrated the equivalence of BOW015 to Remicade. We also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, we demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. We intend to initiate a global clinical program for BOW015 in late 2015 or early 2016. We have been designing this clinical program in consultation with European regulatory bodies in order to obtain the data necessary to support eventual approval of BOW015 in North America and Europe.

        In November 2014, we launched BOW015 in India, under the brand name InfimabTM, the first infliximab biosimilar in India, with our commercialization partner Ranbaxy Laboratories Limited, or Ranbaxy. We expect to utilize our existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

        Our pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira® (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW070, a biosimilar version of Actemra® (tocilizumab), which is marketed by Genentech/Roche and used to treat inflammatory diseases. BOW050 and BOW070 are in preclinical development. Collectively, Remicade, Humira, and Actemra generated $20.5 billion in global sales in 2013, according to EvaluatePharma®. We are advancing existing development and commercialization partnerships for our product candidates in China and India, as well as in additional countries in Southeast Asia and North Africa. We are also pursuing development and commercial partnerships in the United States, Europe, Brazil, and elsewhere.

        Biosimilars are highly similar versions of approved patented biological drug products, referred to as reference or innovator products. Based on projected global sales estimates from EvaluatePharma, more than $70 billion in major biologics sales is expected to face biosimilar competition as a result of patent expiries over the next decade. We are currently focused on developing biosimilars to therapeutic MAbs. We seek to take advantage of a convergence of three trends shaping the global market for MAb biosimilars. First, the market for MAbs is large and growing, and comprises many of the top-selling therapeutics in the world. According to EvaluatePharma, sales of MAbs accounted for $61.8 billion globally in 2013 and grew at a compound annual growth rate of 14% from 2010 through 2013. Sixteen of these MAbs, representing $43.3 billion of global sales in 2013, are expected to lose patent protection globally by 2020, creating an opportunity for companies focusing on biosimilars to the referenced MAbs. Second, our commercial approach addresses the defined but evolving and diverse commercial and regulatory frameworks that exist globally for the introduction of biosimilars. These frameworks allow companies to develop and commercialize biosimilars at a cost that is expected to be less than that incurred by the innovators of the respective reference products. Third, MAbs are often very expensive. In many countries outside the United States, public and private payors are seeking to lower the cost of biologics and improve patient access to these important medications. This favors biosimilar versions of biologics that are priced at a discount to the branded reference products.

        We believe that successfully building a biosimilar business requires a clear path toward sustainability and profitability. In order to reach that objective, we have chosen to focus on markets that meet three important criteria: (1) a clear, precedent-driven regulatory pathway; (2) minimal exposure to potential patent encumbrances; and (3) a commercially viable path. We have developed distinct strategies to access each of these markets, which we have segmented into three types: Developed Markets, Local Production Markets, and Accessible Markets.

        The Developed Markets, predominately North America and Europe, are expected to be the financial anchor of our business. In Europe, we intend to commercialize our products using a licensing or distribution model in conjunction with direct sales. This approach is designed to allow us to book top-line revenue and invest gradually in commercial infrastructure, thereby creating a sustainable, profitable enterprise. In North America, we anticipate seeking a commercial partner or alternative commercial model, which may include contracting directly with payors or other third-party entities. We plan to initiate a global clinical program for BOW015 in late 2015 or early 2016, after which we intend to pursue regulatory approval for BOW015 in North America and Europe with filings in 2017.

        In Local Production Markets, which include China and Brazil, local authorities mandate or strongly encourage local production as a condition for regulatory and/or commercial acceptance. In these Local Production Markets, we intend to collaborate with local partners to enable in-country production of our products using our SCALETM manufacturing platform which enables turn-key, locally-based manufacturing of biosimilars. We believe that our SCALE platform provides us with a competitive advantage by giving us the ability to accelerate the entry of our biosimilar candidates into many emerging markets. In China, we have entered into an Exclusive License and Collaboration Agreement with Livzon Mabpharm Inc., or Livzon, for the global development and commercialization of certain antibodies or related biological compounds, including BOW015. We are also pursuing development and commercial partnerships in Brazil.

        In Accessible Markets, in which our current regulatory data are expected to be sufficient for approval, we intend to commercialize through partnerships. We currently have an agreement to commercialize BOW015 in India with Ranbaxy. In November 2014, we launched BOW015, under the brand name Infimab, in India with Ranbaxy. We are also actively pursuing access to additional markets through Ranbaxy and other potential licensing partners.

Products

        Our product pipeline contains three products at different stages of development. The most advanced of these is BOW015 (infliximab), which has received marketing and manufacturing approval in India, and for which we have reported favorable Phase 1 and Phase 3 clinical data. The Phase 3 trial met its predefined primary endpoint and demonstrated comparability of BOW015 to Remicade, as measured by the standardized American College of Rheumatology 20% improvement scoring system, or ACR20, response, in severe rheumatoid arthritis patients. The study also showed no meaningful differences between BOW015 and Remicade with regard to safety or immunogenicity. Our other pipeline products, BOW050 (adalimumab), a proposed biosimilar to Humira, and BOW070 (tocilizumab), a proposed biosimilar to Actemra, are in preclinical development.

*
Emerging markets targeted for near-term MAA filings for BOW015 include: Indonesia, Mexico, Thailand, Korea, Argentina and Malaysia

BOW015 (Infliximab)

        Our lead program is BOW015, a biosimilar version of Remicade. Remicade is a prescription product marketed globally by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of inflammatory diseases including rheumatoid arthritis, Crohn's Disease, ankylosing spondylitis, psoriatic arthritis and psoriasis. Sales of Remicade were $8.4 billion worldwide in 2013. We have conducted extensive bioanalytical and physicochemical comparisons of BOW015 to Remicade and have data from a Phase 1 study in the United Kingdom and a 189 patient Phase 3 double blind comparator study in India demonstrating bioequivalence, safety, quality and efficacy of BOW015. We launched BOW015 with our commercialization partner Ranbaxy, under the brand name Infimab, in November 2014. Infimab is the first infliximab biosimilar to be sold in India. As reported to us by Ranbaxy, over 75% of the patients being treated with Infimab since the commercial launch are new to infliximab treatment.

        On September 23, 2014, we announced positive 58 week follow up data from an efficacy and safety trial comparing BOW015 to Remicade. The study consisted of a 16 week, double blinded, head to head comparison with Remicade for safety and efficacy followed by an open label phase where Remicade responders were switched to BOW015 and all patients were followed for the duration of the study. The study met its primary endpoint of ACR20 response, the American College of Rheumatology criteria for clinical improvement in patients with rheumatoid arthritis, indicating a 20% improvement across a series of diagnostic parameters. These patients were then followed out to week 58 in an open label phase of the trial, with BOW015 patients remaining on BOW015 and Remicade responders being switched to BOW015 for the remainder of the 58 weeks.

        In the open-label phase, patients who continued on BOW015 were compared to patients who received four doses of Remicade, followed by a switch to four doses of BOW015. Immune responses as well as overall safety and tolerability for BOW015 were comparable to the arm switched from Remicade to BOW015 and were consistent with the expected profile of Remicade. Further, ACR20 responses were durably maintained to 54 weeks from the week 16 primary endpoint previously reported. BOW015 was launched in India in November 2014 and is expected to launch in additional territories leveraging the Indian regulatory package.

BOW050 (Adalimumab)

        We are currently developing and evaluating commercialization opportunities for BOW050 as a proposed biosimilar to Humira in a range of target markets, including potentially in collaboration with Livzon in China and with other partners in other target markets. Humira (marketed by AbbVie) is an inhibitor of TNF-a used to treat inflammatory diseases, including rheumatoid arthritis and certain other forms of adult and pediatric arthritis, ankylosing spondylitis, inflammatory bowel disease, and chronic psoriasis and psoriasis. According to EvaluatePharma, global sales of adalimumab in 2013 were $11 billion. Physicochemical characterization of BOW050 is ongoing and the product may enter clinical trials in 2016, providing for a path to filing and potential approval and commercialization subsequent to the time of Humira's 2018 loss of exclusivity in Europe and other regions.

BOW070 (Tocilizumab)

        We are in the comparability phase of development of BOW070 a proposed biosimilar version of Actemra (marketed by Genentech/Roche). Actemra is an immunosuppressive drug for the treatment of rheumatoid arthritis, polyarticular arthritis and systemic juvenile idiopathic arthritis. According to EvaluatePharma, global sales of Actemra in 2013 were $1.1 billion. Actemra is expected to lose exclusivity in 2019.

Management

        Our senior management team has more than 180 years of collective experience in the biopharmaceutical industry. In addition, various members of our management team and our board of directors have worked for prominent biotechnology and pharmaceutical companies including Amgen, Biogen Idec, Pfizer, Wyeth (acquired by Pfizer), Genzyme (acquired by Sanofi), Shire, Cephalon, Millennium, Takeda, BioAssets (acquired by Cephalon), Cubist Pharmaceuticals (acquired by Merck), Invida (acquired by Menarini), Kythera, Therion Biologics and ToleRx. Our president and Chief Executive Officer, Amit Munshi, was a co-founder, and the chief business officer at Kythera Biopharmaceuticals, which underwent a successful initial public offering on NASDAQ in 2013. Mr. Munshi has more than 24 years of pharmaceutical and biotechnology experience in both the United States and internationally, including general management, product development, licensing and business development.

Strategy

        We believe that successfully building a biosimilar business requires a clear path toward sustainability and profitability. In order to reach that objective, we have chosen to focus on markets that meet three important criteria: (1) clear, precedent-driven regulatory pathway; (2) minimal exposure to potential patent encumbrances; and (3) a commercially viable path. We have developed distinct strategies to access each of these markets and segmented them into three types: Developed Markets,

Local Production Markets, and Accessible Markets. Our key operational priorities to execute on our strategy are as follows:

  •
  In Developed Markets, including North America and Europe, we intend to commercialize our products using a licensing or distribution model in conjunction with direct sales.  Europe has an existing regulatory approval pathway and a patent environment we believe offers a clear path forward for our pipeline. From a commercial perspective, the European market for biosimilars is strengthened by the desire of governments to reduce overall healthcare expenditure. Through a combination of substitution rules, regional tenders and political pressure to introduce biosimilars, Europe represents a commercially tractable market. The United States biosimilar pathway is gaining clarity. We intend to initiate a global clinical program for BOW015 in late 2015 or early 2016, after which we intend to pursue regulatory approval for BOW015 in North America and Europe. Upon obtaining regulatory approval for BOW015 in Europe, we contemplate a "hybrid" commercial model which may include either a Europe-wide, co-marketing arrangement or a country-by-country partnership approach, whereby we retain exclusive commercial rights to a subset of European markets. We expect that either commercial approach, coupled with Europe's existing regulatory framework and its approved biosimilar precedent will allow us to book top-line revenue and invest gradually in commercial infrastructure, thereby creating a sustainable, profitable enterprise. As the regulatory and legal environments in the United States become clearer, we anticipate seeking a commercial partner or alternative commercial model for BOW015, which may include contracting directly with payors or other third-party entities. For our additional pipeline products, we anticipate harmonized global regulatory packages.

  •
  In Local Production Markets, we intend to collaborate with local partners to enable in-country production of our products using our SCALE manufacturing platform.  In Local Production Markets, which include China and Brazil, local authorities mandate or strongly encourage local production, and additional clinical work above and beyond that submitted for Indian regulatory approval will likely be necessary to secure approval for BOW015. In these markets, several biologics have already seen their key patents expire. Furthermore, we expect to establish local commercialization partnerships in these, often tender driven, markets. Any necessary additional local studies would likely be supported by our current or future local partners. For instance, in China, we have entered into an Exclusive License and Collaboration Agreement with Livzon for the global development and commercialization of certain antibodies or related biological compounds, including BOW015. Finally, where appropriate, we will leverage our proprietary SCALE manufacturing technology to generate In Market, For MarketTM manufacturing solutions in these markets. While we do not have any current arrangements in Brazil, we are pursuing development and commercial partnerships there.

  •
  In Accessible Markets, in which our current regulatory data are expected to be sufficient for approval, we intend to commercialize our lead product through licensing partnerships.  These markets, which include certain countries in Latin America and Southeast Asia, are likely to reference and accept as the basis for approval the Indian BOW015 regulatory package and the current data set and also allow importation of BOW015 manufactured outside of such markets. These markets often present no innovator patent protection. In these markets, we intend to establish licensing and distribution arrangements with partners to generate near term revenue from sales of BOW015. We will seek to expand these markets by increasing penetration rates with discounted prices to innovator biologics. Under the terms of our existing license agreement, Ranbaxy is responsible for the commercialization of BOW015 in India and selected Southeast Asian and North African countries. In November 2014, we launched BOW015, under the brand name Infimab, in India with Ranbaxy. We are also actively pursuing access to additional markets through Ranbaxy and other potential licensing partners.

        Our strategy for commercial success relies on tailored approaches to address the diversity of our target global markets. Additionally, we intend to leverage our development and commercial experience with BOW015 to both advance our pipeline and our overall direct sales infrastructure.

Developed Markets—North America and Europe

        Europe has an established regulatory framework for biosimilars, and the European Medicines Agency (EMA) has approved Celltrion's infliximab program under the trade names Inflectra/Remsima®. The initial launch of Inflectra/Remsima, suggests that the legal landscape is conducive to the introduction of biosimilars. In general, the European patent landscape provides for far fewer patent extensions for manufacturing, method of use, or processes, as compared to the patent landscape in the United States. Finally, the European market for biosimilars is strengthened by the desire of governments to reduce overall healthcare expenditure. Through a combination of substitution rules, regional tenders and political pressure to introduce biosimilars, Europe represents a commercially tractable market.

        In Europe, we intend to commercialize our products using a licensing and/or distribution model in conjunction with direct sales. By doing so, we believe we will be able to establish a broad geographic footprint and commercial presence while also building scalable commercial infrastructure to enable a staged growth plan for direct sales. Specifically, we contemplate a hybrid commercial model which may include either a Europe-wide, co-marketing arrangement or a country-by-country partnership approach, whereby we retain exclusive commercial rights to a subset of European markets. In either scenario, we believe the most reasonable course toward building a sustainable, viable enterprise is to be in a position to book top-line revenue and build commercial infrastructure over time. The specifics of the partnership(s) will be driven by the careful assessment and identification of partners, their capabilities, our long range plans and other factors which will dictate success.

        As the regulatory and legal environments in the United States become clearer, we anticipate seeking a commercial partnership or alternative commercial model, which may include contracting directly with payors or other third-party entities. We are continuing to build a technical package for submission to North American and European regulatory authorities. In late 2015 or early 2016, we intend to initiate a global clinical program to demonstrate similarity of BOW015 to Remicade in one or more selected indications to support biosimilar registration in Developed Markets.

Local Production Markets—China and Brazil

        In Local Production Markets, governments either mandate or have a strong preference for local manufacture and supply of pharmaceutical products and have implemented frameworks and/or established various incentives for such local production. These incentives may include facilitating access to funding, acceleration of the regulatory review process, improved or preferential access to government tenders and direct or indirect trade barriers on imported products. In these markets, there is a clear regulatory and patent landscape. Also, the commercial opportunity is substantial, tractable and protectable. In most of these markets, the transference of product manufacturing is rewarded by government incentives, access to tenders, and ability to restrict competition from imported products.

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

        In China, the central and provincial governments encourage local production of biopharmaceuticals. In March 2014, we entered into a binding term sheet for the negotiation of a collaboration with Livzon, a subsidiary of Livzon Pharmaceutical Group Inc. In September 2014, we entered into an Exclusive License and Collaboration Agreement with Livzon for the global development and commercialization of certain antibodies or related biological compounds, including BOW015. Livzon is a fully integrated pharmaceutical company based in Guangdong Province, China, with over 5,000 employees, multiple production facilities across China, and approximately $730 million in revenue from over 200 marketed products across a range of therapeutic areas. Livzon is focused on monoclonal antibody development and production, leveraging single use disposable systems that we expect will be compatible with the optimized processes we are currently developing with our partners for BOW015.

        In Brazil, the government directly purchases a significant portion of all biopharmaceutical products. The Brazilian Ministry of Health has initiated the Productive Development Policy, or PDP, to establish a formalized pathway to access this public market. The PDP is a collaborative arrangement between public and private entities, and requires a full transfer of product and manufacturing technology into Brazil to gain access to the public markets. We are also pursuing development and commercial partnerships in Brazil.

Accessible Markets—Latin America, Southeast Asia, India

        In the Accessible Markets, including India, Southeast Asia, and Latin America, regulatory frameworks are clear and patent environments allow for freedom to operate. From a commercial perspective, innovator drugs have had limited market penetration in these markets due, in part, to the relatively high cost of these branded products. Further, as evidenced by several products already launched, biosimilars may actually be able to significantly expand the accessible patient populations in these markets. The commercial focus in these markets is market development and expansion. As further discussed below, in March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained manufacturing and marketing approval on our behalf in India for BOW015 as a treatment for rheumatoid arthritis. In September 2014, again with RLS, we received final manufacturing clearance from the Drug Controller General of India, or DCGI. We are currently involved in a dispute with RLS regarding the terms of our contractual agreement and in the event that we are unable to satisfactorily resolve this dispute, we may need to establish alternative sources for the manufacturing, marketing and sale of BOW015. In January 2014, we entered into an agreement with Ranbaxy to commercialize BOW015 in India and other selected Asian and North African markets, pending marketing authorization in those jurisdictions. These markets, including India, do not require that BOW015 be manufactured within the applicable country. In November 2014, we launched BOW015, under the brand name Infimab, in India with Ranbaxy. We will be responsible for any additional development activities required by Indian regulatory authorities. Ranbaxy is responsible for all marketing and commercialization activities with respect to BOW015 in India, as well as any costs associated with development, regulatory filings and marketing and commercialization in the additional countries covered by the agreement. Under the terms of the agreement, we will supply Ranbaxy with commercial products, and Ranbaxy will be required to make payments to us upon achievement of certain development and sales milestones for BOW015, as well as to pay us a royalty on net sales of BOW015 in all territories covered by the agreement.

        In addition to India and the other countries covered by our agreement with Ranbaxy, we believe that our existing regulatory dossier for BOW015 will be sufficient to achieve regulatory approval in a range of South and Central American countries. We expect to grant rights to commercialize BOW015 in these countries, pending receipt of marketing authorization, through a licensing structure similar to the approach taken in India.

Industry Overview

Biosimilars Definition

        Biosimilars are highly similar versions of approved biological drug products, referred to as reference or innovator products. Because a biosimilar product may reference existing information regarding the structure, safety, and efficacy of a previously approved reference product, a biosimilar product application emphasizes analytical characterization to demonstrate similarity between the proposed biosimilar and the reference product. In addition, preclinical and clinical studies may be required to support an application for approval. Biosimilars are often characterized as fitting within one of two categories: first generation, less complex biologics; and second generation, more complex biologics, including fusion proteins and monoclonal antibodies, or MAbs.

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

        The manufacturing, clinical and regulatory complexity and challenges of developing "second generation" biosimilars create barriers to market entry. As such, these "second generation" biosimilars can usually be sold at relatively higher prices, and with better margins, than small molecule generics and first generation biosimilars.

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

Early Reduction of Risk in Drug Development

        In the development of novel pharmaceuticals and biologic products, the question of whether or not a product will ever reach the point of being commercially viable remains largely unanswered. As such, the innovator company assumes significant risk through the completion of Phase 3 trials, in which the drug or biologic therapeutic is administered to a sufficient number of subjects to make a definitive determination of a drug's safety and efficacy. Comprehensive Phase 3 trials are conducted for novel biologics at significant cost and exposure for the innovator company. In contrast, a large proportion of de-risking occurs much earlier in the development process of biosimilars through preclinical analytic and safety testing. As the antibody, its target, and its mechanism of action have already been validated clinically by the reference product sponsor, and the dose, regimen, and indications are already known, early testing provides greater insight into the future regulatory success for biosimilars. Preclinical and early clinical studies required to demonstrate comparability to the originator drug's pharmacokinetic/pharmacodynamic (PK/PD), safety, and potency profile may provide early indications of a product's eventual regulatory outcome.

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

  •
  Scientists isolate and identify the genetic code of the protein they want to produce.

  •
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

  •
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

  •
  The protein is then isolated from the cells and the nutrients through a sequence of purification processes.

  •
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

        Importantly, just as there is variation among individual human beings at the biochemical level, there is also natural variation among biologic molecules created by cell systems, because they are derived directly from living systems. Even originator biologics are characterized by inherent structural and functional variability. This leads to a range of profiles and performance for the innovator molecules, themselves, even among batches produced at the same facility. As a result, "identical" copies of biologics such as antibodies are not the objective for biosimilars. Instead, biosimilars must fall within a range of values across important structural and functional parameters compared to those of the reference drug. This range of similarity is particularly relevant to a MAb's glycosylation pattern.

Barriers to Entry

        The high technical and performance standards that every biosimilar must achieve to gain regulatory approval provide two advantages to biosimilar developers and manufacturers, such as our company. First, such standards create a significant barrier to entry in the form of both regulatory and clinical hurdles that a company must overcome to bring biosimilar products to market, thus increasing the complexity and related costs for potential competitors. Second, these high standards are expensive to achieve, thus the limited number of producers who can meet these standards can then command pricing for biosimilar products that, while lower than the pricing for the reference product, is still high enough to generate meaningful revenues and profits.

Competition

        Based on our market analysis, we may be subject to competition for BOW015 in various jurisdictions from three groups.

        (1)   Johnson & Johnson developed the reference product, Remicade, along with its partners Merck Schering and Mitsubishi Tanabe, which are responsible for sales outside the United States. Remicade is one of the longest established biologics, supported by extensive safety and efficacy data and widespread use in multiple indications. We expect that Remicade will continue to retain a significant market share in its current markets and that Johnson & Johnson will seek to defend its market share against biosimilar entry, which may include reduction in prices and other incentives.

        (2)   Celltrion (Korea) has developed a biosimilar infliximab product, marketed as Remsima, which is being commercialized through various partners worldwide. Celltrion has partnered with Hospira, Inc. (acquired by Pfizer) to co-commercialize its biosimilar infliximab product in European and other markets and has received regulatory approval for this product in all of Remicade's approved indications in such European markets under two different brands. Hospira plans to commercialize the product under the name Inflectra® and Celltrion plans to commercialize the brand under its existing Remsima® mark. Celltrion's product has launched in certain areas of central and eastern Europe in 2014 and has launched in other areas of Europe in February 2015 and was the first biosimilar infliximab to be launched in a major market. It is likely that Celltrion will seek approval for and launch Remsima in the United States upon expiration of patent protection on Remicade in 2018.

        (3)   We are aware that other companies, including Pfizer, Samsung Biologics, and Nichi-Iko Pharmaceuticals, are in earlier stages of development and may become competitors for our biologic products, including BOW015, in various markets over time. There is limited and conflicting publicly available data on potential competitive molecules. We cannot currently predict if and when potential competitors will launch in our target markets.

Clinical Development of BOW015 (Infliximab)

        We have conducted extensive bioanalytical and physicochemical comparisons of BOW015 to Remicade and have data from a Phase 1 study in the United Kingdom and a 189-patient Phase 3 double blind comparator study in India demonstrating bioequivalence, safety and efficacy of BOW015. The Phase 3 study in India met the primary endpoint of efficacy at an interim analysis conducted at 16 weeks and finished its open label phase with a 54-week end-point in the third quarter of 2014. In March 2014, BOW015 was granted manufacturing and marketing approval in India through our manufacturing partner RLS as a treatment for rheumatoid arthritis. Final manufacturing site authorization was received in July 2014. The approval was based on the 16-week, double blind safety and efficacy data comparing BOW015 against Remicade as the active comparator and reference product, in accordance with the required regulatory process in India. In November 2014, we launched BOW015, under the brand name Infimab, in India with Ranbaxy and intend to launch in additional territories thereafter by leveraging our existing regulatory data package. We expect to commence a global clinical program in late 2015 or early 2016 prior to seeking marketing authorization for and launching BOW015 in North America and Europe.

        Since BOW015 is a biosimilar molecule, its characterization requires comparative analysis to the reference product, Remicade. The BOW015 drug substance and drug product manufacturing processes have been designed in conjunction with our manufacturing partners to make the final BOW015 drug product comparable to that of Remicade, and with comparable safety and efficacy in accordance with regulatory requirements.

        We have produced a data package to demonstrate biosimilarity of BOW015 to Remicade. Its comparability data set, developed under a comparability and characterization protocol, addresses the physicochemical, biochemical and biological properties of infliximab and has been designed to assess biosimilarity between the reference product and BOW015. Critical Quality Attributes, or CQAs, are physical, chemical, biological or microbiological properties or characteristics that should be within appropriate limits to ensure the desired product quality. The CQAs, of infliximab have been identified based on the mechanism of action, clinical experience, impact/risk assessment of production processes and the assessed ranges of specific attribute data generated by analysis of multiple lots of Remicade. The CQAs are supported by Annex I of the Summary of Product Characteristics of the Remicade European Public Assessment Report. Full side-by-side characterization of BOW015 and Remicade, including all CQAs for infliximab, has been completed. The data set includes all known attributes that have the potential to impact safety, potency and efficacy.

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

BOW015 Phase 1 Study

        Our Phase 1 bioequivalence study was conducted in the United Kingdom in 2012 under the authority of the Medicines and Healthcare Products Regulatory Agency. The primary objective of the study was to compare the pharmacokinetics of infliximab administered by intravenous infusion. The secondary objectives of the study were to assess (i) the safety and tolerability and (ii) immunogenicity of BOW015 compared to Remicade. The study was conducted at a single clinical site and compared the safety and pharmacokinetic profile of BOW015 to Remicade after a single intravenous dose. The two drugs were considered to be similar if at various timepoints the concentrations of the drugs were comparable and were within the specific statistical parameters of 80%-125%. The study design and criteria for success were based on standard bioequivalence requirements.

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

Arithmetic Mean Infliximab Serum Concentration versus Nominal
Time Overlaid by Treatment: Linear Scale (PP Population)

Serum concentration of BOW015 as compared to Remicade in Phase 1 Trial

BOW015 Phase 3 Study

        We conducted a randomized, double-blind, active comparator Phase 3 study in India of the efficacy and safety of BOW015 in patients with severe, active rheumatoid arthritis on stable doses of methotrexate. The study randomized subjects to the two treatment arms in a 2:1 allocation. Out of 189 total subjects, 127 were given BOW015 and 62 were given Remicade during the first 16 weeks of the study. The primary endpoint of the study was equivalence of both arms on the standardized American College of Rheumatology 20% improvement (ACR20) scoring system—a composite scoring system that includes objective laboratory measures as well as physician and patient assessments of well-being. Secondary endpoints included the ACR50 and ACR70 (50% and 70% improvement respectively) and the various components of the ACR20 scoring system. From week 22, BOW015 responders were administered BOW015 in an open-label phase for the study duration of 54 weeks, while Remicade responders were crossed over into the open label phase and switched to BOW015 for the study duration of 54 weeks. Non-responders immediately entered a three-month follow-up phase.

        Both BOW015 and Remicade were administered at a dose of 3mg/kg given as an intravenous infusion at week 0, followed with similar doses at weeks 2, 6 and 14. Subjects were assessed at week 16 and responders were able to enter an open-label phase. In the open-label phase, subjects received BOW015 at a dose of 3mg/kg given as an intravenous infusion at weeks 22, 30, 38 and 46 and were followed up at Weeks 54 and 58. Subjects who were non-responders at week 16 entered a follow-up phase for immunogenicity, PK and safety for an additional 3 months.

        The 16-week data showed that patients responded to BOW015 at a rate of 89.8% ACR20 compared to an 86.4% ACR20 response rate to Remicade. This outcome met its pre-specified statistical endpoint and was within a 15% equivalence margin at a 95% confidence interval. The results met the 23% equivalence margin authorities required for approval by the Indian regulatory authorities. There was no difference reported in safety or immunogenicity between the treatment groups. There was also no reported difference between the groups on the secondary endpoints.

        We measured the patients' responses on an ACR20 scoring system to BOW015 and Remicade at multiple time points. The data suggest that BOW015 and Remicade patients responded similarly at all time-points up to the final 16 week efficacy endpoint.

Comparison of BOW015 and Remicade at multiple time points

        In September 2014 we announced 58 week data, which demonstrated therapeutic equivalence to Remicade and confirmed the safety of switching from Remicade to BOW015. In the open-label phase, patients who continued on BOW015 were compared to patients who received four doses of Remicade, followed by a switch to four doses of BOW015. Immune responses as well as overall safety and tolerability for BOW015 were comparable to the arm switched from Remicade to BOW015 and were consistent with the expected profile of Remicade. Further, ACR20 responses were durably maintained to 54 weeks from the week 16 primary endpoint previously reported.

 Equivalence in ACR20 Response Rates—Double Blind (DB) and Open Label (OL) Phase

License and Acquisition Agreements

Ranbaxy Laboratories Limited

        In January 2014, we entered into a license agreement with Ranbaxy, pursuant to which we granted to Ranbaxy exclusive rights under our intellectual property and regulatory materials relating to BOW015, to develop and commercialize BOW015 in India and certain other countries in Asia and North Africa. Pursuant to the agreement, Ranbaxy has agreed to distribute and sell BOW015 in India. Under our agreement with Ranbaxy, we will be responsible, through RLS, for supplying BOW015 to Ranbaxy for sale in the licensed territory.

        Under our agreement with Ranbaxy, Ranbaxy paid us an up-front payment of $0.5 million, and will be required to make payments to us upon the achievement of certain regulatory and commercialization milestones of up to $1 million in the aggregate. Ranbaxy is also required to make payments to us upon the achievement of specified levels of aggregate gross sales of BOW015 in the licensed territory totaling up to $10 million in the aggregate, and to pay to us a royalty on net sales of BOW015 at a percentage in the mid to high teens, subject to reductions in certain circumstances. Ranbaxy's obligation to pay us royalties will expire 20 years following the first commercial sale of BOW015 in the licensed territory. On September 9, 2014, we amended the license agreement to revise the royalty tiers for net sales based on final product sale forecasts and supply costs in the territory. Under the amendment, we also revised Ranbaxy's obligations to achieve specified minimum annual sales targets in any given country such that these obligations will now apply following the final grant of approval by the applicable regulatory authority for BOW015 for all indications for which the innovator product has received approvals in such country.

        Our agreement with Ranbaxy will remain in force, absent earlier termination, for 20 years following November 2014, the date of the first commercial sale of BOW015 in the licensed territory. Either party may terminate the agreement on 60 days' notice for the other party's uncured material breach or insolvency, or upon 30 days' notice in the event that our rights in the BOW015 cell line under our agreement with Catalent (described below) are terminated, and we may terminate the agreement upon 45 days' notice in the event of a patent challenge brought by Ranbaxy in relation to any patents licensed under the agreement. Ranbaxy may also terminate the agreement on 60 days' notice to us in the event of certain failures relating to the qualification of the manufacturing facility for production of BOW015, unless we provide an appropriate plan to remedy such issues, and use commercially reasonable efforts to execute such plan, in which case the cure period for such manufacturing related breaches is extended for two years following the date of the remedial plan. If we fail to cure the breaches within the two-year period, and Ranbaxy elects to terminate the agreement, we may, under certain circumstances, be required to pay specified amounts in damages to Ranbaxy as Ranbaxy's sole remedy for the breach.

Livzon Mabpharm Inc.

        In September 2014, we entered into an Exclusive License and Collaboration Agreement with Livzon for the global development and commercialization of certain antibodies or related biological compounds, including BOW015.

        Under the agreement, we and Livzon agreed to grant each other, in the other party's territory, exclusive, royalty-bearing licenses under certain patent rights and know-how to develop, manufacture and commercialize BOW015 and up to four additional compounds chosen by mutual agreement of the parties, which we refer to as the Collaboration Compounds. Livzon's territory consists of China, Hong Kong, Macau and Taiwan, and our territory contains the rest of the world. We share pre-clinical development expenses with Livzon for each Collaboration Compound based on certain factors specific to each such compound. Each party bears the responsibility and expenses for clinical development and commercialization of Collaboration Compounds in its territory. Livzon will be the preferred supplier of each Collaboration Compound for pre-clinical, clinical, and commercialization purposes, subject to Livzon's satisfaction of certain performance criteria. Our agreement with Livzon will remain in force, absent earlier termination, for 20 years. Either party may terminate the agreement in the event of a challenge brought by the other party against any patents licensed under the agreement, in the event of the other party's insolvency, or upon 60 days' notice in the event of material breach by the other party.

        In consideration for the license granted to Livzon to develop and commercialize BOW015, we are eligible to receive from Livzon a milestone payment of $2.5 million upon the achievement of a specified regulatory milestone We are also eligible to receive from Livzon tiered royalties at a percentage in the low to high single digits based on net sales of BOW015 products in the Livzon Territory. Any future Collaboration Compounds have cross-milestone and royalty obligations in amounts to be mutually agreed upon at a later date.

Moksha8 Pharmaceuticals, Inc.

        In December 2010, we entered into a Revenue and Negotiation Rights Agreement, which we refer to as the Moksha8 Revenue Agreement, with Moksha8 to settle an outstanding promissory note issued by us to Moksha8 in May 2009. The Moksha8 Revenue Agreement provided for certain milestone and royalty payments to be made to Moksha8 based upon future licensing revenues and worldwide net sales of products that are based on the assets acquired from Moksha8. These products, which we refer to collectively as the Products, include BOW015, and may include biosimilar adalimumab and biosimilar rituximab, if the biosimilar products we develop are derived from the assets we acquired from Moksha8.

        In September and October 2014, we entered into amendments to the Moksha8 Revenue Agreement to terminate our payment obligations with respect to products that are biosimilar to infliximab, which includes BOW015, in exchange for our payment of $1.4 million in two installments. As a result, the foregoing milestone and regulatory payment obligations will no longer apply to our commercialization of BOW015.

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

        Either we or Catalent may terminate the Cell Line Agreement on 60 days' notice for the other party's material breach of the agreement, or for the other party's insolvency, and in the event of Catalent's termination for our material breach of the Cell Line Agreement, our ownership rights in the GPEx Cell Line would revert to Catalent. If we terminate the Cell Line Agreement for Catalent's breach, we will retain ownership of the GPEX Cell Line, but our payment obligations to Catalent will terminate.

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

        Under the Bioceros Agreement, we paid to Bioceros an up-front payment of $0.3 million as a license issuance fee applicable to the rights in trastuzumab, and have paid a further $0.4 million in the aggregate as a result of the exercise of our option in June 2013 with respect to bevacizumab. Under the Second Bioceros Agreement, we paid Bioceros an up-front payment of $0.07 million upon execution of the Second Bioceros Agreement, and in the first quarter of 2014, paid a further up-front payment of $0.3 million as a license issuance fee applicable to the rights for adalimumab. Under each of the Bioceros Agreements, we are also required to pay Bioceros a tiered annual license maintenance fee, and will be required to make certain payments to Bioceros upon the achievement of specified regulatory milestones for the products covered by the Bioceros Agreement, totaling up to $1.2 million in the aggregate for all potential products across both agreements. Upon commercialization of products covered by the rights licensed under the Bioceros Agreements, we will be required to pay, on a product-by-product basis, a royalty on net sales at a rate of less than one percent, subject to a specified minimum and maximum annual royalty amount under each agreement. Our obligation to pay royalties to Bioceros under each of the Bioceros Agreements will expire, on a product-by-product basis, on the date that is 10 years following the first commercial sale of each such product. We are required to use commercially reasonable efforts to develop and commercialize products in the licensed territory.

        Absent earlier termination, the Bioceros Agreements will remain in force until the expiration of all payment obligations under the applicable agreement. Either we or Bioceros may terminate either of the Bioceros Agreements on 30 days' notice for the uncured material breach by the other party, or immediately upon the other party's insolvency. We may terminate each of the Bioceros Agreements, on an antibody asset-by-antibody asset basis for any reason on 60 days' notice to Bioceros, and Bioceros may terminate the agreements in the event that we challenge any Bioceros patents included in Bioceros's proprietary antibody production platform.

        In November 2014, we entered into a Master Services Agreement with Bioceros, which we refer to as the Bioceros MSA, pursuant to which Bioceros will develop and transfer to us rights in a tocilizumab cell line and associated intellectual property, to permit us to manufacture and commercialize antibody products incorporating tocilizumab. Under the Bioceros MSA, we are required to pay Bioceros fees for services related to its creation of our tocilizumab cell line, and will be required to make certain payments to Bioceros upon the achievement of specified regulatory milestones under the agreement. Absent earlier termination, the Bioceros MSA will remain in force until the expiration of all payment obligations under the agreement. Either we or Bioceros may terminate the Bioceros MSA on written notice for the uncured material breach by the other party, or immediately upon the other party's insolvency. We may terminate the Bioceros MSA for any reason on 60 days' notice to Bioceros.

Manufacturing

        We currently manufacture BOW015 through a manufacturing and supply agreement with RLS, which we refer to as the RLS Agreement. In order to migrate from traditional stainless steel manufacturing to single use disposable systems for our SCALE process, we also have an agreement with Fujifilm Diosynth Biotechnologies U.S.A., or Fujifilm, for BOW015 process development with a view toward establishing Fujifilm as a source of future clinical and commercial supply of BOW015. We believe that our relationship with Fujifilm will allow us to expand future capacity and provide a back-up secondary manufacturing site. We are also currently working with our manufacturing partners to establish appropriate arrangements for the necessary scale-up of manufacturing operations for longer term commercial supply in markets where we or our licensees are developing and commercializing products. For markets requiring in-country manufacturing, we expect to work with local partners to deploy our SCALE manufacturing platform in whole or in part to enable our In Market, For Market solution. We expect that this strategy will provide us with multiple sourcing options to enable uninterrupted product supply to our partners and therefore patients, and to meet the needs of countries requiring locally-based manufacturing.

        In December 2014, RLS exercised its three-year termination for-convenience right with respect to the RLS Agreement, which will cause the agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the agreement grants RLS exclusive global supply rights for BOW015, that the terms of our collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and seeking to terminate the RLS Agreement. We disagree with these allegations, and intend to dispute them through the arbitration proceeding. These collaboration agreements provide, in the case of Fujifilm, for process development and scale up of manufacturing processes for BOW015 to a capacity that may be sufficient to fulfill future requirements for clinical and commercial supply, and, in the case of Livzon, for a grant of rights, under certain circumstances, to supply BOW015 in the future in certain markets. Neither agreement currently includes terms providing for commercial supply of BOW015. In the absence of any settlement of the dispute by the parties, we expect the arbitration proceeding to be completed over the next six months. Following the arbitration proceeding, if the arbitrator were to decide in favor of RLS, we would have 30 days to cure the alleged breach, after which time RLS may exercise its right to terminate the agreement immediately. RLS has indicated that it will continue to supply us with BOW015 during the arbitration proceeding. We believe that a number of alternative BOW015 contract manufacturing sources are available to replace RLS as our manufacturer of BOW015. In connection with obtaining new sources of BOW015, it will also be necessary to obtain the proper regulatory approvals in India. We intend to continue to actively pursue alternative BOW015 manufacturing arrangements in order to have such arrangement in place in the event we do not prevail in the arbitration proceeding with RLS and with the intent of limiting any potential disruption to our business. Ultimately, if our dispute with RLS is not resolved and an arbitrator makes a determination in favor of RLS, RLS may terminate the RLS Agreement and/or refuse to provide us with an adequate supply of BOW015. We believe that although this result could cause a temporary disruption to our supply of BOW015 in India, any such disruption in this market would not have a meaningful effect on our business given our focus on the development and commercialization of biosimilars in the broader global market.

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

Intellectual Property

        We currently own trademark registrations in the United States to the marks "SCALE" and "In Market, For Market." As a company focused on biosimilars, we do not own any product related patents.

        In January 2009, our predecessor, Moksha8, acquired rights in and title to the GPEx Cell Line from Catalent Pharma Solutions, LLC, or Catalent, for the gene expression product M80015 (renamed BOW015), subject to our obligation to pay certain milestones and royalties on net sales to Catalent with respect to the development and commercialization of BOW015. Moksha8 assigned their agreement with Catalent to us on May 14, 2009. We are the non-exclusive licensee, under two separate license agreements with Bioceros, to certain proprietary cell lines applicable to our pipeline MAb biosimilar products, including the cell lines for BOW050 (adalimumab) and the owner, under the Master Services Agreement with Bioceros, to certain proprietary cell lines for BOW070 (tocilizumab). Please see "Business—License and Acquisition Agreements" for a more detailed description of our rights and obligations with respect to our product candidates.

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

United States

  FDA

        The Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010, established an abbreviated approval pathway for biosimilars in the United States. The law defines biosimilars as products that are highly similar to biologics already licensed by the FDA pursuant to Biologic License Applications, or BLAs, notwithstanding minor differences in clinically inactive components, and that have no clinically meaningful differences from the reference product in terms of safety, purity and potency. A biosimilar application submitted pursuant to the BPCIA must contain information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

  •
  data derived from analytical studies, demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;

  •
  animal studies (including an assessment of toxicity); and

  •
  a clinical study or studies (including an assessment of immunogenicity and pharmacokinetics or pharmacodynamics), sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.

        In addition, a biosimilar application must include information demonstrating (1) sameness of strength, dosage form, route of administration and mechanism(s) of action with the reference product

(where known), (2) approval of the reference product for the condition(s) of use prescribed, recommended or suggested in the labeling proposed for the biosimilar product, and (3) appropriate manufacturing, processing, packing, and holding facilities that meet the standards designed to ensure a safe, pure and potent medicine. The FDA will approve a biosimilar application based on a finding of biosimilarity with the reference product.

        A pending biosimilar application or a supplement to an approved biosimilar application may seek an FDA determination that the proposed or approved product is "interchangeable" with the reference product. FDA will determine that the product is interchangeable with the reference product if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar and reference product is not greater than the risk of using the reference product without such alternation or switch. The determination of interchangeability means that the biosimilar product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, which is also subject to state laws.

        The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the reference product is entitled to one or more of a number of exclusivity protections available for reference products under the BPCIA that may delay submission and approval of biosimilar applications. The law prohibits the submission of a biosimilar application until four years after the date on which the reference product was first licensed, and delays the approval of a biosimilar application from becoming effective until twelve years after the date on which the reference product was first licensed. The first-licensure exclusivity provisions are not triggered by a supplement to the original application for the reference product, or by the submission of an entirely new BLA filed by the same sponsor or manufacturer of the reference product for certain changes made to the reference product. Such changes include (1) a non-structural change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, and (2) a structural change that does not result in a change in safety, purity or potency. In addition, as in the case of applications for approval of small molecule drugs in the United States, BLAs may be entitled to other periods of exclusivity. For example, a reference product designated for a rare disease or condition (an "orphan drug") may be entitled to seven years of market exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve year period provided under the BPCIA or the end of the seven year orphan exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilar applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, referred to as a pediatric extension.

        The first biosimilar determined to be interchangeable with a particular reference product for any condition of use is also protected by a period of exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for a period of time generally ranging from 12 to 42 months from approval or as determined by a number of patent litigation triggers. Specifically, this exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6).

        After obtaining regulatory approval of a product, manufacturers may be required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA or a biosimilar application, the FDA may require post marketing testing and surveillance to monitor the product's safety or efficacy. In addition, the holder of an approved BLA or biosimilar application is required to report certain adverse reactions and production problems involving its product to the FDA to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for the product. Quality control and manufacturing procedures must also continue to conform to cGMPs after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs.

        The BPCIA also establishes a detailed framework for addressing potential patent disputes between biosimilar product sponsors and reference product sponsors. The biosimilar pathway approval process does not require patents to be listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the "Orange Book"), and companies submitting biosimilar applications are not required to submit patent certifications. However, once the biosimilar applicant has received notification that the FDA has accepted its application for review, the BPCIA establishes a 20-day time frame within which time the biosimilar applicant must provide a copy of the application, and may provide any other information that describes the manufacturing processes for the biosimilar product, to the reference product sponsor's in-house counsel, the reference product sponsor's outside counsel, and/or a representative of the owner of a patent exclusively licensed to the reference product sponsor with respect to the reference product who has retained a right to assert the patent or participate in litigation. The copy of the application and any other information provided are considered "confidential information," and recipients are generally prohibited from disclosing anything contained therein and from using the information for any purposes other than to determine whether a patent infringement claim may reasonably be asserted. The reference product sponsor then has sixty days within which to provide the biosimilar applicant with a list of patents for which it believes a patent infringement claim could reasonably be brought. The reference product sponsor may also choose to designate patents that it would be willing to license to the biosimilar applicant.

        Subsequently, the parties must engage in a back and forth negotiation regarding which patents will be part of the anticipated litigation, during which time the FDA continues to review the biosimilar application. Unlike in the context of applications for small molecule generics submitted under the Hatch-Waxman Act, the BPCIA does not require the FDA to stay approval of a follow-on biologic application for 30 months once patent litigation has been initiated.

        In September 2014, the FDA published the "Purple Book," which lists biological products licensed by the FDA pursuant to approved BLAs and identifies the date of licensure and whether the FDA has evaluated the biological product for reference product exclusivity. The Purple Book will also enable users to identify whether a biological product licensed as a follow-on biologic has been determined by the FDA to be biosimilar to or interchangeable with a reference biological product. Biosimilar and interchangeable biological products will be listed under the reference product to which biosimilarity or interchangeability was demonstrated.

        To date, the FDA has published six draft guidance documents regarding implementation of the BPCIA regulatory pathway. These draft guidances focus on scientific considerations, quality considerations and clinical pharmacology data related to demonstrating biosimilarity; meetings between the FDA and biosimilar product sponsors; requests for reference product exclusivity; and common questions and answers regarding implementation of the BPCIA. However, none of the draft guidance addresses the standards for interchangeability.

        On March 6, 2015, the FDA approved Zarxio®, Sandoz's biosimilar version of Amgen's Neupogen (filgrastim) for all of the reference product's approved indications.

  Coverage and Reimbursement

        The commercial success of our biosimilar product candidates and our ability to commercialize those products successfully if approved will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide adequate coverage and reimbursement. These third-party payors generally develop their own policies as to which drugs they will pay for and the reimbursement levels for the drugs. For example, governmental programs in the United States often require manufacturers to pay certain rebates or otherwise provide discounts to secure coverage of drug products. To control healthcare expenditures generally, in the United States, the EU and other potentially significant markets for our product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies. The measures taken often have resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU places additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, as well as drug coverage and reimbursement policies and pricing in general.

        Some of the additional requirements and restrictions on coverage and reimbursement levels imposed by third-party payors influence the purchase of healthcare services and products. For example, there may be limited coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients. Further, third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our products may not be considered medically necessary or cost-effective. Even if a third-party payor determines to provide coverage for a drug product, adequate reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

        Healthcare legislative proposals to reform healthcare or reduce costs under government insurance programs may also result in lower reimbursement for our drugs and drug candidates or exclusion of our drugs and drug candidates from coverage altogether. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any of our drug candidates, if approved. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for any of our approved drug candidates in whole or in part.

  Healthcare Reform

        With respect to legislative reform, in the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

        In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken.

        We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

  Other Healthcare Laws

        We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

        The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

        Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers' and manufacturers' compliance with applicable fraud and abuse laws.

        The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

        There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by March 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

        We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates," defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

  The Foreign Corrupt Practices Act

        We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits certain individuals and entities subject to its jurisdiction from paying, offering, or authorizing payment of anything of value, directly or indirectly to a "foreign official" with the corrupt intent of improperly influencing any act or decision of the official in order to assist the individual or business in obtaining or retaining business or any improper business advantage. The activities of our business partners and intermediaries could also subject us to potential liability under the FCPA, as we could be held responsible for their improper conduct while acting on our behalf. In addition, the FCPA requires companies whose securities are publicly listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect transactions of the corporation and to devise and maintain an adequate system of internal accounting controls for its operations. Activities that violate the FCPA, even if they occur outside of the United States, can result in criminal and civil fines, imprisonment, disgorgement, mandatory compliance monitor oversight, debarment from government contracts, and reputational damage.

        We are also subject to similar anti-bribery laws in other jurisdictions in which we conduct or expect to conduct business, including the United Kingdom's Bribery Act of 2010, which also prohibits commercial bribery. These laws are complex and far-reaching in nature, and may require us in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of the FCPA or other anti-corruption laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations.

Europe

        The European Medicines Agency, or EMA, is responsible for the evaluation and approval of marketing authorization applications for human and veterinary medicines in the European Union, or EU, under the "centralized procedure" set forth in Regulation (EC) No. 726/2004. The centralized procedure consists of "a single application, a single evaluation and a single authorisation" that allows applicants to obtain a marketing authorization that is valid throughout the entire European Economic Area, which is comprised of the 28 Member States of the EU plus Iceland, Norway, and Liechtenstein. In addition, each EU Member State also has its own procedures for authorizing, within its territory, medicines that fall outside of the scope of the centralized procedure.

        Use of the centralized procedure is mandatory for biosimilars that are developed using one of the biotechnological processes enumerated in the Annex of Regulation (EC) No 726/2004.284. These include recombinant DNA technology, hybridoma and monoclonal antibody methods, and "controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells." Use of the centralized procedure is permitted, but not mandatory, where the reference medicinal product was authorized via the centralized procedure. It may also be used in cases where the reference medicinal product was not authorized via the centralized procedure, if the biosimilar product applicant demonstrates that either: (1) its product constitutes a significant therapeutic, scientific, or technical innovation; or (2) granting a single European Community marketing authorization is in the interest of patients in the European Community as a whole. Other biosimilar products may be authorized by individual member countries on a national level.

        The legal basis for authorization of biosimilars in the EU is set forth in Article 10(4) of Directive 2001/83/EC, as amended by Directive 2004/27/EC,292 and Article 6 of Regulation (EC) No. 726/2004. The primary objective of the evaluation of an application pursuant to Article 10(4) is to determine the similarity of a proposed biosimilar to a reference product. The regulation does not, however, establish an explicit standard for determining biosimilarity. Rather, "[w]hether a medicinal product would be acceptable using the 'similar biological medicinal product' approach depends on the state of the art of analytical procedures, the manufacturing processes employed, as well as clinical and regulatory experiences." In addition, comparability studies are needed to generate evidence substantiating the similar nature, in terms of quality, safety and efficacy, of the new similar biological medicinal product and the chosen reference medicinal product authorized in the Community.

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

        The EMA has issued a number of general and product-specific guidance documents clarifying its regulation of biosimilars. These guidance documents include guidance for industry on the non-clinical and clinical aspects of the development of biosimilars, as well as product-class-specific guidelines for the development of biosimilar epoetins, filgrastims, insulins, growth hormones, alfa interferons, monoclonal antibodies, beta interferons, follitropins, and low-molecular-weight heparins. Although the EMA recognizes that the diversity of biological medicinal products requires a case-by-case determination of the amount of data required for a particular application, the guidelines issued to date indicate that the demonstration of comparability requires, among other things, an assessment of purity and impurity profiles of the active substance and medicinal product, characterization of the physicochemical properties including composition and primary and higher order structures, and an assessment of biological activity with "biological assays using different approaches to measure the biological activity," as appropriate.

        The EU regulatory framework does not provide authority for the EMA to determine whether the biosimilar may be used interchangeably with the reference product. Instead, the EMA advises patients to speak with their doctors and pharmacists about the possibility of switching between a reference product and a biosimilar product. In addition, individual Member States have the authority to determine whether or not a biosimilar is interchangeable with, or should automatically be substituted for, the reference product. Throughout the EU, all similar biological medicinal products must include the following statement in their Summary of Product Characteristics, or SmPC: "[Invented Name] is a Biosimilar medicinal product. Detailed information is available on the website of the European Medicines Agency http://www.ema.europa.eu."

        A reference biological product receives a period of eight years of data exclusivity during which time applications for biosimilars may not be filed, starting from the date of the reference product's initial authorization. In addition, the EMA may not issue a marketing authorization for a similar biological medicinal product application for a total of 10 years after the reference product's approval, providing the reference product with an additional two years of market exclusivity after the initial eight years of data exclusivity. Market exclusivity may be extended for an additional year if the reference product sponsor obtains approval for a second significant new indication during the data exclusivity period. This framework is known as the "8 + 2 (+ 1)" exclusivity period. In addition, the patent protections available for reference products may further restrict or delay the development and approval of biosimilars. However, Article 11 of Directive 2001/83/EC and Article 3.3(b) of Regulation No. 726/2004 allow applicants and marketing authorization holders to exclude from their proposed product information those parts of the reference product's SmPC that refer to indications or dosage forms that are covered by unexpired patents. Where patent protection of the reference product differs across Member States, the EMA allows the submission of duplicate applications for the biosimilar product to the extent that the reference product is protected by patents for certain therapeutic indications or pharmaceutical forms. Therefore, the duplicate application may contain more or fewer indications or pharmaceutical forms than the original application, as necessary to market the product in Member States where specific indications or pharmaceutical forms are protected by patents. An applicant that submits such applications must commit to extend the indications or pharmaceutical forms of the duplicate marketing authorization, or to withdraw the duplicate marketing authorization, as soon as the patents expire to ensure harmonization of the SmPCs across the EU.

Brazil

        The regulatory body for approval of pharmaceuticals in Brazil is the Brazilian Health Surveillance Agency (Agência Nacional de Vigilância Sanitária, ANVISA). The rules concerning the registration of biosimilars are provided by ANVISA's Resolution RDC n. 55/2010, which was drafted based on different international regulations and guidelines such as Health Canada (Canada), EMA (Europa), CECMED (Cuba), KFDA (Korea) and the World Health Organization's Similar Biological Product Guidelines.

        According to RDC n. 55/2010, there are two categories of biological and biotechnological products in Brazil: (i) reference biological products are denominated "new biological products" and (ii) biosimilars are treated simply as "biological products." While new biological products are registered with ANVISA by means of filing a dossier containing all production, quality control and non-clinical and clinical data (Phase 1, 2 and 3 trials), there are two possible alternatives for registering a biosimilar: (i) the Development by Comparability and (ii) Individual Development pathways.

        Through the Development by Comparability pathway, a biosimilar's quality, efficacy and safety are compared to a new biological product already registered with ANVISA (the reference biologic or comparator), including its cellular origin, manufacturing process, quality attributes and clinical and non-clinical studies. Based on the comparability data presented, the clinical and non-clinical development requirements can be simplified. Development by Comparability also enables the extrapolation of efficacy and safety data to other indications.

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

        In both scenarios, RDC n. 55/2010 still requires that the manufacturer present a list of documents related to efficacy, quality and safety of the product for ANVISA's evaluation. In the case of a product manufactured abroad, ANVISA also requires that such product be already registered in the country of origin. GMP Certificates issued by both ANVISA and by the country of origin are also mandatory.

China

        China's State Food and Drug Administration, or SFDA, has established a number of regulatory requirements for the registration, manufacture, quality standards, marketing, distribution, importation, pricing control, advertising and labeling of pharmaceutical products, including biosimilars, in China.

        Pursuant to the Administrative Measures Governing Registration of Medicines issued by SFDA on July 10, 2007 and effective on October 1, 2007, a pharmaceutical product, whether manufactured domestically or imported from outside of China, must be registered and approved by SFDA or its local counterparts before it may be manufactured in or imported into China. Different registration requirements and formalities are applicable to the registration of new pharmaceutical products, generic pharmaceutical products and imported pharmaceutical products respectively. Biosimilar products manufactured within China and imported into China are treated as new pharmaceutical products and imported pharmaceutical products, respectively, in respect of registration requirements and formalities. A new pharmaceutical product must be registered and approved by SFDA before it can be manufactured. Once on the market, any change in dosage form or route of administration of the approved new pharmaceutical product, or any claim of a new indication for such product, shall be subject to the same scrutiny and procedure as if such change or new indication were a registration of a new pharmaceutical product. As a part of the registration process, the manufacturer of a new pharmaceutical product is also required to conduct pre-clinical trials, apply to SFDA for permission to conduct clinical trials, and, after clinical trials are completed, file clinical data with the SFDA for approval. Once a pharmaceutical product is approved by SFDA as a new pharmaceutical product and its manufacturer has met the requisite manufacturing requirements and is in possession of a manufacturing permit, SFDA will issue a New Medicine Certificate together with an approval number to the manufacturer and may, at its discretion, impose a monitoring period of not more than five years. During the monitoring period, SFDA will monitor the safety of the new pharmaceutical product, and will refrain from both (i) registering an identical pharmaceutical product manufactured or imported by another pharmaceutical company, and (ii) approving applications made by another pharmaceutical company for changes to the ingredients of its registered product which will render it identical to the new product. On January 7, 2009, SFDA promulgated the Administrative Measures Governing the Special Examination and Approval of New Medicine Registration, under which manufacturers of certain types of new pharmaceutical products may apply to follow the special examination and approval procedure with respect to clinical trial applications or production applications as the case may be. Under such special examination and approval procedure, SFDA will strengthen communications with the applicant and the application will be reviewed on an accelerated basis. On October 29, 2014, the Center for Drug Evaluation of the SFDA issued a draft for public comment called "Technical Guidelines for Biosimilar R&D and Evaluation." If and when the draft is finalized and implemented into law, whether in the currently published form or otherwise, the requirements for registration of biosimilars in China may change in ways that we cannot predict.

        A manufacturer is required to obtain a manufacturing permit from the relevant provincial counterpart of SFDA before it may carry out manufacturing operations. The issuance of such permit is conditional upon satisfactory inspection of the applicant's manufacturing facilities and the applicant's satisfaction of certain personnel qualifications, sanitary conditions, quality assurance systems, management structure and equipment standards requirements. Pursuant to the Regulations on the Implementation of the Law of the People's Republic of China on the Administration of Medicines, which took effect on September 15, 2002, and the Measures on the Supervision and Administration of the Manufacture of Medicines, which took effect on August 5, 2004, a manufacturing permit is valid for five years and application for its renewal should be made to the relevant provincial counterpart of SFDA at least six months prior to its expiry. Manufacturers must also obtain GMP certification for production of pharmaceutical products in China. The Good Manufacturing Practice for Medicines (2010 revised edition) promulgated by the Ministry of Health and effective on March 1, 2011 is made up of a set of detailed guidelines on practices governing different aspects of the production of pharmaceutical products, including institutional qualifications, staff qualifications, production premises and facilities, equipment, hygiene, production management, quality control and assurance, product distribution and recall, documentation and raw material management. A GMP certificate is valid for a term of 5 years and application for its renewal should be made to the provincial counterpart of SFDA at least six months prior to its expiry.

India

        In India, biosimilars, (which are more commonly known as "similar biologics") are regulated pursuant to (i) the Drugs and Cosmetics Act, 1940; (ii) the Drugs and Cosmetics Rules, 1945 as

amended from time to time; (iii) Rules for the Manufacture, Use, Import, Export and Storage of Hazardous Micro Organisms, Genetically Engineered Organisms or Cells, 1986 notified under the Environment Protection Act, 1986; (iv) Recombinant DNA Safety Guidelines & Regulations, 1990; (v) Guidelines for generating Pre-Clinical & Clinical Data for R-DNA vaccines, diagnostics & other Biologicals, 1999; (vi) Good Environmental Practice guidelines issued by the Ministry of Environment and Forests, including Good Practices in Environmental Regulation and Good Practices in Animal Experimentation; (vii) CDSCO Guidance for Industry, 2008 (read with clarificatory Circular dated 5th August, 2010), which covers: (a) Submission of Clinical Trial Application for Evaluating Safety and Efficacy; (b) Requirements for permission of New Drugs Approval; (c) Post approval changes in biological products: Quality, Safety and Efficacy documents; and (d) Preparation of the Quality Information for Drug Submission for New Drug Approval: Biotechnological/Biological Products. issued by the CDSCO with respect to the requirements for post-approval changes; (viii) Guidelines and Handbook for Institutional Biosafety Committees, 2011; and (ix) Guidelines on Recall & Rapid Alert System for Drugs (Including Biologicals & Vaccines) (effective from 23rd November 2012). In addition, the Central Drugs Standard Control Organization, or CDSCO, established by the Ministry of Health and Welfare, Government of India, which is the overarching regulatory body in the Ministry for the regulation of drugs, issues additional requirements for approval of drugs or clarification on the requirements from time to time.

        In June 2012, the CDSCO and the Department of Biotechnology issued a guidance document titled "Guidelines on Similar Biologics." The Guidelines lay down the regulatory pathway for a biologic claiming to be similar to an already authorized reference biologic. Pursuant to the Guidelines, to obtain approval for a biosimilar, the sponsor must establish that the proposed biosimilar is similar to the reference biologic, which is authorized for marketing in India. The similarity of the proposed biosimilar to the reference product is demonstrated through quality characterization studies that compare the molecular and quality attributes of the proposed biosimilar with those of the reference biologic. The testing of the proposed biosimilar should also be sufficient to ensure that the proposed biosimilar meets acceptable levels of safety, quality and efficacy. Biosimilars are subject to a number of premarket regulatory requirements, including comparability exercises for quality, pre-clinical and clinical studies, along with post-market regulatory obligations, including post-approval testing. The Guidelines are applicable both to similar biologics developed in India and similar biologics imported into India.

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

Employees

        As of March 2015, we had 33 employees, all of which were full-time employees. None of our employees is represented by a labor union and we consider our employee relations to be good.

Research and Development

        We have built a research and development organization that includes extensive expertise in the scientific disciplines of biosimilars. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs towards commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we utilize multiple clinical sites to conduct our clinical trials; however we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.

        We incurred $16.3 million and $9.7 million in research and development expenses in the years ended December 31, 2014 and 2013, respectively.

Corporate Information

        We were incorporated in Delaware in 2000. Our principal executive offices are located at 699 Boylston Street, 8th Floor, Boston, MA 02116, and our telephone number is (617) 600-4313. We have the following subsidiaries: EB Sub, Inc., a Delaware corporation, Epirus Biopharmaceuticals Ltd., a United Kingdom corporation, Epirus Switzerland GmbH, a Swiss corporation, Epirus Brasil Tecnologia Ltda, a Brazilian corporation and Zalicus Pharmaceuticals Ltd., a Canadian corporation. We maintain an internet website at www.epirusbiopharma.com and the information contained in, or that can be accessed through, our website is not part of this annual report and should not be considered part of this annual report.

        Private Epirus was formerly known as Fourteen22, Inc. and changed its name to EPIRUS Biopharmaceuticals, Inc. in January 2013. Fourteen22, Inc. was originally incorporated in November 2008 in the Cayman Islands. In January 2011, Fourteen22, Inc. became a Delaware corporation. On July 15, 2014, in connection with the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. and we began operating under our current corporate structure.

Available Information

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

        We also make available free of charge on our Internet website at www.epirusbiopharma.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Our code of business conduct and ethics, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our Internet website at www.epirusbiopharma.com.

ITEM 1A.    RISK FACTORS

        Investing in our common stock involves a high degree of risk. The risks described below and elsewhere in this annual report on Form 10-K are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. The risks described below are not the only ones we face. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations.

        In the following discussion of risk factors, references to "Zalicus" refer to the business of Zalicus Inc. as it existed prior to the merger on July 15, 2014, and references to "Private Epirus" refer to the business of EPIRUS Biopharmaceuticals, Inc. prior to the merger on July 15, 2014. References to "we," "us," "our," and similar terms refer to the combined business of EPIRUS Biopharmaceuticals, Inc. after the merger on July 15, 2014.

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We have a history of operating losses. We expect to incur significant operating losses and may never be profitable. Our common stock is a highly speculative investment.

        Private Epirus incurred operating losses since its inception, and was never cash-positive. As of December 31, 2014, Epirus had an accumulated deficit of $86.6 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug development technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

        Since our inception, we have devoted substantial resources to the nonclinical and clinical development of our most advanced biosimilar product candidate, BOW015, a proposed biosimilar of Remicade (infliximab). We will incur substantial costs for our global clinical program for BOW015, which is expected to commence in late 2015 or early 2016. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of our current pipeline of biosimilar product candidates, including for development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of BOW015 in all of the markets in which we plan to commercialize the product and our pipeline of other product candidates.

        We believe that our existing cash and cash equivalents (including the net proceeds from our equity offering in February 2015) will be sufficient to fund our operations into the third quarter of 2016. As of December 31, 2014, our total cash and cash equivalents, including restricted cash, and marketable securities were $23.3 million. In February 2015, we completed a public offering of 10,558,208 shares of our common stock resulting in net proceeds to us of $48.0 million after deducting underwriting discounts and commissions and other estimated offering expenses. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may also seek to raise additional funds before that time if our research and development expenses exceed current expectations, our collaboration funding is less than current assumptions or expectations, or we encounter obstacles to our development and commercialization of our product candidates that were not anticipated. This could occur for many reasons, including:

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

        Our merger with Zalicus was determined to constitute a reverse acquisition and Private Epirus, a privately held company, was determined to be the acquirer for accounting purposes. Although Zalicus was an operating company, its operations were deemphasized following the consummation of the merger with the post-merger entity, which focuses on Private Epirus' biosimilar business. Because the financial statements and information relating to Private Epirus now constitute our financial statements and information, we are in a position similar to a newly public company.

        As a company with public reporting responsibilities, we have incurred and will continue to incur significant legal, accounting, and other expenses that Private Epirus did not incur as a private company. Complying with rules, regulations and requirements applicable to public companies has required substantial effort and has increased and may continue to increase our costs and expenses. We have been required to:

  •
  institute a more formalized function of internal control over financial reporting;

  •
  prepare, file and distribute periodic and current reports under the Exchange Act and comply with other Exchange Act requirements applicable to public companies;

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

        In connection with our merger, the SEC granted us a waiver of the requirements of Section 404 of the Sarbanes-Oxley Act for a period of one year, and therefore we are not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose until the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2015. In anticipation of this formal assessment, we are required to comply with Section 404 commencing as of January 1, 2015. We may subsequently identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, such as the material weakness discussed in the other risk factors described in this section. Additionally, as we prepare to comply with Section 404, we expect to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. If we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Our international operations subject us to potentially adverse tax consequences.

        We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Risks Relating to the Development, Manufacturing and Commercialization of Our Products

We are largely dependent on the success of BOW015. All of our other product candidates are still in preclinical development. If we are unable to obtain regulatory approval in additional jurisdictions for, or successfully commercialize, BOW015, our business will be materially harmed.

        Our business prospects and potential product revenues are largely dependent upon our ability to obtain regulatory approval of, and successfully commercialize, BOW015. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India in each case showing equivalence with Remicade as the reference product. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained marketing approval on our behalf in India for BOW015 for rheumatoid arthritis on the basis of our Phase 3 trial, and in September 2014, RLS received final manufacturing and market approval on our behalf from the Drug Controller General of India. We currently have an agreement to commercialize BOW015 in India with our partner Ranbaxy Laboratories, or Ranbaxy, and in November 2014, we launched BOW015 in India with Ranbaxy. As discussed in the other risk factors described in this section, we are currently involved in a dispute with RLS that may adversely affect our ability to rely on the approvals that have been obtained by RLS for our benefit and that we currently rely upon for selling BOW015 in India. In the event that we are required to obtain a new manufacturing partner and as a result of this it becomes necessary to obtain new manufacturing and marketing approvals from the DCGI, no assurance can be given as to whether we or our partners will be able to obtain the required approvals or that any such approvals will be obtained in a timely manner. Additionally, in conjunction with other potential partners with whom we may form alliances, we intend to file for regulatory approval in additional markets where our current data are expected to be sufficient for approval. We expect to commence a global clinical program for BOW015 in late 2015 or early 2016, after which we intend to pursue regulatory approval for BOW015. As discussed in the other risk factors described in this section, obtaining regulatory approval is costly and uncertain. Even if we obtain regulatory approval for BOW015 in a jurisdiction, we may not be successful in commercializing it in the jurisdiction. If Ranbaxy encounters delays or difficulties in commercializing BOW015 pursuant to our agreement, it may adversely affect our ability to successfully commercialize BOW015 in India. If we fail to successfully commercialize BOW015, or encounter significant delays in doing so, we may be required to curtail or terminate some or all of our research or development programs and our business prospects, financial condition and results of operations would be materially harmed. To date, we have not yet commercialized BOW015 in any of our target markets other than India.

        Our other product candidates, BOW050 and BOW070, are both in preclinical development. Before we can commercialize these product candidates we need to:

  •
  conduct substantial research and development;

  •
  undertake nonclinical and clinical testing, for the purpose of demonstrating bioequivalence with the applicable reference products, and engage in sampling activity and other costly and time consuming measures;

  •
  scale-up manufacturing processes; and

  •
  pursue and obtain marketing and manufacturing approvals and, in some jurisdictions, pricing and reimbursement approvals.

This process involves a high degree of risk and takes many years, and success is never guaranteed. Our product development efforts with respect to these product candidates may fail for many reasons, including:

  •
  failure of the product candidate in nonclinical studies, including those required to demonstrate bioequivalence with the reference product;

  •
  inability to obtain on a timely basis supplies of the applicable reference products to which our product candidates must be compared;

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

If an improved version of a reference product, such as Remicade, is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

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

        Additionally, competition in the biotechnology industry is intense. Reference biologic products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference products to our biosimilar product candidates, such as Remicade, or our pipeline products, such as Humira and others, sales of the reference biologic products may be significantly and adversely impacted and may render the reference products obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our biosimilar products and product candidates, and the value for our product pipeline could be negatively impacted. As a result of the above factors, our business, prospects and financial condition could suffer.

Our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilars approved for the same indication as the reference biologic products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

        Our business involves highly competitive pharmaceutical and biotechnology markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Celltrion and Hospira, Inc. (acquired by Pfizer), are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in undertaking nonclinical testing and clinical trials of product candidates, and obtaining regulatory approvals of products. If we do not effectively compete with these potential competitors, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Use of our product candidates could be associated with side effects or adverse events.

        As with most pharmaceutical and biological drug products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaborators to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits that would harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates that we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product related adverse events to the satisfaction of any regulatory agency in a jurisdiction where we are seeking to commercialize our products in a timely manner or ever, which could harm our business, prospects and financial condition.

        In addition, if we are successful in commercializing the most advanced biosimilar in our pipeline, BOW015, or any other of our pipeline product candidates, then laws and regulations may require that we report certain information about adverse medical events according to timelines that may vary from jurisdiction to jurisdiction. The timing of our obligation to report may be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, regulatory agencies could take action including, without limitation, criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval of future products. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our pipeline product candidates, conduct our clinical trials and commercialize BOW015, or any future pipeline product candidates we develop.

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

Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

        Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Because there are not many approved biosimilars available, many countries and payors may not yet have established policies for the coverage and payment for those types of drugs, even if the reference biologic is covered. Moreover, even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

        There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state-to-state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

        Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

        Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

        In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

        We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Our employees, independent contractors, principal investigators, contract research organizations, or CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

        We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of regulatory authorities in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing regulations and standards; (3) fraud and abuse and anti-corruption laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, bias, misconduct, kickbacks, self-dealing and other abusive practices, and these laws may differ substantially from country to country. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. While we have in place a Code of Business Conduct and Ethics, it is not always possible to identify and deter misconduct by employees and other third parties. Moreover, the precautions we take to detect and prevent this activity may not be effective in controlling misconduct or prevent governmental investigations or proceedings or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in subsidized healthcare programs in a given country, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

        If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

  •
  the federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws could subject us to significant penalties and damage our reputation.

        We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to "foreign officials" for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. In addition, our international business is heavily regulated and therefore involves significant interactions with "foreign officials." In many countries, health care professionals who serve as investigators in our clinical studies, or prescribe or purchase our commercialized products, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA. We rely on local and strategic business partners to produce and commercialize our products in certain markets outside of the United States, and we rely on distributors and other intermediaries to sell and distribute our products internationally. We maintain policies, procedures and internal controls designed to promote compliance with the FCPA and other anti-corruption laws. However, if we, or our business partners or intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil penalties, criminal fines, and other collateral consequences, which could damage our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Regulatory Approvals

The regulatory approval process is costly and lengthy and, for biosimilar products, still evolving. We may not be able to successfully obtain all required regulatory approvals.

        The pre-clinical development, clinical trials, manufacturing, marketing, testing, approval, and labeling of pharmaceutical and biological products, including biosimilars, are all subject to extensive regulation by numerous regulatory authorities throughout the world. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. Moreover, no biosimilar has been approved in the United States to date, or in many other countries. It is not possible to predict with any specificity how long the approval processes of the applicable regulatory authorities for any of our products will take or whether any such approvals ultimately will be granted on a timely basis or at all. Moreover, we expect to seek regulatory approvals in jurisdictions in which we have limited experience navigating the regulatory frameworks, or where the regulatory frameworks for the approval of biosimilars are not well-developed and are constantly evolving. In particular, the regulatory standards applicable to establish biosimilarity vary by jurisdiction. The last ten years has seen the establishment in many jurisdictions of a formal regulatory regime for review and approval of biosimilar products, but these regimes are at differing stages of development, with often limited harmonization between major jurisdictions. We plan to continue to analyze and incorporate into our biosimilar development plans any new laws, regulations, or policies promulgated or established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon application of any laws and regulations issued by the relevant regulatory authorities.

        Regulatory agencies generally have substantial discretion in the biologic and biosimilar approval processes, and positive results in pre-clinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, pre-clinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator's products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or candidate to meet a regulatory agency's requirements for safety, efficacy and quality.

        Clinical trials can be delayed for a variety of reasons, including delays related to:

  •
  ongoing discussions with the regulatory authorities regarding the scope or design of clinical trials;

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

The development, manufacture and commercialization of biosimilar products in the United States poses unique risks, and our failure to successfully introduce biosimilar products in the United States could have a negative impact on our business and future operating results.

        We intend to pursue market authorization for our biosimilar product candidates in numerous jurisdictions, including the United States. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. Subsequent to the enactment of the BPCIA, the U.S. Food and Drug Administration, or FDA, has released six draft guidance documents regarding implementation of the BPCIA regulatory pathway.

        These draft guidance focus on scientific considerations, quality considerations and clinical pharmacology data related to demonstrating biosimilarity; meetings between the FDA and biosimilar product sponsors; requests for reference product exclusivity; and common questions and answers regarding implementation of the BPCIA. However, none of the draft guidance addresses the standards for interchangeability.

        The FDA is still in the process of implementing the BPCIA, however, on March 6, 2015, the FDA approved Zarxio®, Sandoz's biosimilar version of Amgen's Neupogen (filgrastim) for all of the reference product's approved indications.

        Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to biologic license applications, or "reference products." Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

        We plan to continue to analyze and incorporate into our biosimilar development plans any final regulations issued by the FDA, pharmacy substitution policies enacted by state governments, and other applicable requirements established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon application of any laws and regulations issued by the relevant regulatory authorities.

        Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product's licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. However, in his proposed budget for fiscal year 2015, President Obama proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as "evergreening." It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

        The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products in the United States.

Even if we receive regulatory approvals for our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we fail to comply with continuing regulatory requirements, we could lose regulatory approvals, and our business would be adversely affected.

        Even if we obtain regulatory approvals for our product candidates, we will be subject to extensive and continued regulatory review regarding manufacturing, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping, among other activities. These requirements include submissions of safety and other post-marketing information and reports, manufacturing facility registration and inspection, as well as continued compliance with current Good Manufacturing Practices, or cGMPs and Good Clinical Practice, or GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If we are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, we will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

        Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and to commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological reference products already licensed by the regulatory authority pursuant to marketing applications, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. Each individual jurisdiction may apply different criteria to assess biosimilarity, based on a preponderance of the data that can be interpreted subjectively in some cases. In the EEA, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy.

        It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe for the full originator label but did not receive the full originator label when approved in Canada. A similar outcome could occur with respect to one or more of our product candidates.

        In the event that regulatory authorities require us to conduct additional clinical trials or other lengthy processes, the commercialization of our proposed biosimilar products could be delayed or prevented. Delays in the commercialization of or the inability to obtain regulatory approval for these products could adversely affect our operating results by restricting or significantly delaying our introduction of new biosimilars.

The structure of complex proteins used in protein-based therapeutics is inherently variable and highly dependent on the processes and conditions used to manufacture them. If we are unable to develop manufacturing processes that achieve a requisite degree of biosimilarity to the originator drug, and within a range of variability considered acceptable by regulatory authorities, we may not be able to obtain regulatory approval for our products.

        Protein-based therapeutics are inherently heterogeneous and their structures are highly dependent on the production process and conditions. Products from one production facility can differ within an acceptable range from those produced in another facility. Similarly, physicochemical differences can also exist among different lots produced within a single facility. The physicochemical complexity and size of biologic therapeutics create significant technical and scientific challenges in the context of their replication as biosimilar products.

        The inherent variability in protein structure from one production lot to another is a fundamental consideration with respect to establishing biosimilarity to an originator product to support regulatory approval requirements. For example, the glycosylation of the protein, meaning the manner in which sugar molecules are attached to the protein backbone of a therapeutic protein when it is produced in a living cell, is critical to half-life (how long the drug stays in the body), efficacy and even safety of the therapeutic and is therefore a key consideration for biosimilarity. Defining and understanding the variability of an originator molecule in order to match its glycosylation profile requires significant skill in cell biology, protein purification and analytical protein chemistry. Furthermore, manufacturing proteins with reliable and consistent glycosylation profiles at scale is challenging and highly dependent on the skill of the cell biologist and process scientist.

        There are extraordinary technical challenges in developing complex protein-based therapeutics that not only must achieve an acceptable degree of similarity to the originator molecule in terms of characteristics such as the unique glycosylation pattern (attachment of sugars to the protein) critical to therapeutic efficacy, but also the ability to develop manufacturing processes that can replicate the necessary structural characteristics within an acceptable range of variability sufficient to satisfy regulatory authorities.

        Given the challenges caused by the inherent variability in protein production, we may not be successful in developing our products if regulators conclude that we have not achieved a sufficient level of biosimilarity to the originator product, or that the processes we use to manufacture our products are unable to produce our products within an acceptable range of variability.

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

        We rely upon third-party CROs to monitor and manage the clinical sites and investigators for our ongoing clinical programs, and to audit and verify the data produced by these parties. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any CROs engaged by us or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of our planned global clinical program for BOW015 and for other clinical trials for products we are developing or may develop in the future, and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities.

        We and any CROs that we engage are required to comply with GCP requirements which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide any assurance that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

        Clinical trials require a substantial number of patients that can allow statistically significant results. Delays in site initiation or unexpectedly low patient recruitment rates may delay the results of the clinical trial. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. Further, if our relationship with any CRO that we engage to perform services on our behalf is terminated, we may be unable to enter into arrangements with an alternative CRO on commercially reasonable terms, or at all. Switching or adding CROs can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely on third parties, and in some cases a single third party, to manufacture nonclinical and clinical supplies of our product candidates, to store critical components of our product candidates for us, and also to commercialize our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates at acceptable quality levels and on commercially reasonable terms, or fail to commercialize our products in accordance with the terms of our agreements with them.

        We do not have the infrastructure or capability internally to manufacture supplies of our biosimilar product candidates for use in the conduct of our nonclinical and clinical studies or on a commercial scale. We rely on third-party manufacturers, including our India-based contract manufacturer RLS, to manufacture and supply us with BOW015 in India. As discussed the other risk factors described in this section, we are currently engaged in a dispute with RLS that may adversely impact our ability to rely on RLS to manufacture and supply BOW015 in the future. Additionally, we rely on an agreement with Ranbaxy to commercialize BOW015 in India and certain North African and Asian countries. We also have an agreement with Fujifilm Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, for BOW015 process development with a view toward establishing Fujifilm as a source of future clinical and commercial supply of BOW015. Developing successful scale up techniques for manufacture of our biosimilar product candidates for commercial quantities will be time consuming and may not yield the quantities of product that we anticipate, which may have a material impact on our ability to successfully commercialize our product candidates. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide production capacity constraints, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

        Any failure or refusal to supply the components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. Although we endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our future product candidates in order to protect against any disruption in product supply, we cannot assure you that we will be able to find a suitable alternative manufacturer who is permitted to supply product under applicable regulatory laws, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and the expenses relating to the transfer of necessary technology and processes could be significant.

        If any of our product candidates are approved for any given jurisdiction, in order to produce the quantities necessary to meet anticipated market demand, any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to produce our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

        Further, we are currently party to an agreement with Ranbaxy, pursuant to which we granted to Ranbaxy exclusive rights under our intellectual property and regulatory materials relating to BOW015 in order to develop and commercialize BOW015 in India and certain other countries in Asia and North Africa. Pursuant to this agreement, Ranbaxy has agreed to distribute and sell BOW015 in India under the marketing authorization granted for BOW015. If we encounter delays or difficulties in executing our agreement with Ranbaxy to commercialize BOW015 in India, we may be required to seek alternative commercialization partners and/or develop a plan to commercialize BOW015 through direct sales into the Indian market, either of which may adversely affect our ability to successfully commercialize BOW015 in India. We have no direct sales experience in India or elsewhere. Therefore, if we decide to commercialize BOW015 through direct sales we cannot assure you that we would be successful.

Disputes under key agreements with third parties, including our current dispute with RLS relating to our manufacturing and supply agreement, could adversely affect, delay or prevent development or commercialization of our product candidates.

        Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, testing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties to such agreements. Disagreements may occur, including our current dispute with RLS relating to our manufacturing and supply agreement, which we refer to as the RLS Agreement, relating to the parties' rights and obligations under these agreements, such as the scope of development or commercialization rights, ownership or use of intellectual property, the approach to obtaining regulatory approvals or commercialization strategy. Any disputes or commercial conflicts could lead to the termination of these agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of suppliers of our products, harm our intellectual property rights or result in costly litigation.

        In December 2014, RLS exercised its three-year termination for-convenience right with respect to the RLS Agreement, which will cause the agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the agreement grants RLS exclusive global supply rights for BOW015, that the terms of our collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and seeking to terminate the RLS Agreement. We disagree with these allegations, and intend to dispute them through the arbitration proceeding. These collaboration agreements provide, in the case of Fujifilm, for process development and scale up of manufacturing processes for BOW015 to a capacity that may be sufficient to fulfill future requirements for clinical and commercial supply, and, in the case of Livzon, for a grant of rights, under certain circumstances, to supply BOW015 in the future in certain markets. Neither agreement currently includes terms providing for commercial supply of BOW015. In the absence of any settlement of the dispute by the parties, we expect the arbitration proceeding to be completed over the next six months. Following the arbitration proceeding, if the arbitrator were to decide in favor of RLS, we would have 30 days to cure the alleged breach, after which time RLS may exercise its right to terminate the agreement immediately. However, if RLS attempts to terminate the RLS Agreement and ceases to supply us with BOW015 prior to the time at which we are able to secure additional sources of BOW015, we will not be able to sustain or grow the sales of our only commercial product, BOW015. Although we intend to vigorously defend the claims by RLS, there is no guarantee that our defense will be successful during the arbitration proceeding, and RLS may succeed with respect to all of its claims. Further, while we believe that, based on forecasts from our Indian commercial partner, Ranbaxy, the current inventory of BOW015 is sufficient to fulfill anticipated demand there throughout the first half of 2015, it is possible that demand will increase in excess of our current inventory and that we will not be able to meet these demands if RLS ceases to provide us with BOW015. We intend to continue to build up additional BOW015 inventory via new production runs by RLS, as necessary to establish sufficient product for the Indian territory, but we cannot be certain that RLS will in fact agree to manufacture these additional productions runs or that this additional supply will be adequate. It is possible that RLS could stop providing us with BOW015 entirely as a result of our current dispute, regardless of whether this causes RLS to breach the current agreement. This, in turn, could materially and adversely affect our ability to manufacture or supply BOW015 for use in commercial sales in India and other markets currently contemplated to be served by Ranbaxy.

Where we apply our In Market, For Market strategy for commercialization of our product candidates in emerging markets, where approved, we expect to transfer our cell lines and certain proprietary manufacturing technology to our third-party partners in order to permit locally-based manufacture of our biosimilar products by our partners. If our alliances with these partners terminate, our business could be harmed if such former partners continue to use our technology in such countries following termination, in breach of our agreements with them.

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

        In some circumstances, it may be necessary as a matter of applicable local law, for the marketing and manufacturing approvals for our biosimilar products to be held by a third party that is not one of our affiliates. For example, our marketing approval in India for BOW015 is currently held in the name of our manufacturing partner, RLS, which also holds the manufacturing approval for BOW015. The marketing approval held by RLS for manufacture and sale of infliximab in India is based on and is specific to the data arising from our clinical trials conducted with respect to BOW015, which data is owned solely by us, and RLS therefore has no right to commercialize BOW015 in India or in any other country independently of us on the basis of such marketing authorization. We have a manufacturing and supply agreement in place with RLS that includes provisions that permit us to have oversight over RLS's activities in order to protect against breach by RLS of the terms of such marketing approval, and we will seek to include equivalent contractual protections in future agreements with third parties that hold regulatory approvals on our behalf. However, there is no guarantee that RLS or any other such third party will comply with the terms of the marketing authorization for the applicable biosimilars or with applicable laws. Where permissible under applicable laws, we also seek to provide for transfer of rights in any regulatory approval to an alternative holder on termination of our agreements with such third parties, and we also endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our future product candidates in order to protect against any disruption in product supply. However, we cannot assure you that we will be able to find an alternative holder for any such regulatory approvals in a timely fashion, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. Any non-compliance with applicable laws or the terms of regulatory approvals by such third parties could result in the permission to market and sell the applicable product candidate being revoked in one or more countries, which would materially jeopardize our right to commercialize BOW015 in India and such other countries.

We expect to partner with third parties in connection with the development of certain of our product candidates. Even if we enter into such collaborations, and we believe that the development of our technology and product candidates is promising, our partners may choose not to proceed with such development.

        Our agreements with potential partners may include the right for our partner to terminate the agreement on short notice upon the occurrence of certain circumstances. Accordingly, even if we enter into agreements with third-party partners in all of the territories where we intend to pursue commercialization of our product candidates, and we believe that the development of such product candidates are worth pursuing, our partners may choose not to continue with such development. If any of our partnerships are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new partner on short notice, and the terms of any additional partnerships or other arrangements that we establish may not be favorable to us, if an alternative partner is even available.

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

        Our business strategy incorporates significant international expansion, with initial focus on emerging markets such as India, China and Brazil, as well as developed markets outside of the United States, such as Europe. We plan to engage in manufacturing, maintain sales representatives and conduct clinical trials outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

  •
  certain expenses including, among others, expenses for travel, translation, and insurance; and

  •
  regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions.

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

        Although our product candidates are biosimilar products, and are designed to be equivalent against reference products that have an established safety record in the indications in which they are marketed and used, we face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk as we commercialize our products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

  •
  decreased demand for BOW015, or any future product candidates;

  •
  injury to our reputation and significant negative media attention;

  •
  withdrawal of clinical trial participants or cancellation of clinical trials;

  •
  costs to defend the related litigation;

  •
  a diversion of management's time and our resources;

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

        Although we aim to launch our biosimilar product candidates in markets where we are not aware of any valid patent protection covering the reference biologic product, or in some cases where the fundamental patent protection for the reference product has expired, if a third party holds a patent to a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for such patent to expire. In addition, in the United States, under certain limited circumstances, patents known as "submarine" patents may issue without the corresponding application being previously published. If such a submarine patent were to issue and cover aspects of any one or more of our product candidates, it is possible that such patents could affect our ability to commercialize the affected product candidate(s). Our business will be harmed if we are unable to use the optimal formulation of our product candidates, which may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is only available on terms that are unacceptable. In the case of our biosimilar product candidates, this may prevent us from establishing the equivalence to the reference biologic product required to gain regulatory approval for sale of such biosimilar product within a time frame that would make the commercialization of the affected biosimilar product candidate commercially viable.

We may not have identified all the relevant patents covering our product candidates, or the scope or term of identified patents may differ from our assessment, which may affect our ability to commercialize our product candidates.

        Although we have conducted searches in commercially available patent databases directed to patents that would cover reference products in our pipeline, we may not have identified all of the relevant patents. Patent filings can be complicated and involve many progeny cases in different jurisdictions around the world. Patents and patent applications are published weekly and if the databases that we use are not up to date when the search is conducted then we may not identify relevant patents that may cover our product patents. If we fail to identify relevant patent filings in the jurisdictions in which we plan to commercialize, or if we incorrectly interpret the claims or scope of coverage afforded by any patent identified in our searches in any jurisdiction, such that our product candidates in fact infringe such patents, then our ability to commercialize our products in the applicable countries could be prevented or delayed. Further, the patents covering the reference products may be subject to adjustments or extensions under applicable law that may prolong the life of such patents. While we strive to avoid litigation by launching our product candidates in markets where the reference product is no longer subject to patent protection, if we incorrectly assess the applicable term of the patent, or if such term is extended in any jurisdiction via an appeal or otherwise, our ability to commercialize in that such jurisdiction could be adversely affected.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

        We do not currently have any patent filings with any patent offices in the world. We rely solely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. This includes our rights in our proprietary SCALE technology, which is critical to the success of our In Market, For Market strategy for commercialization of our product candidates in emerging markets.

        As part of our efforts to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us, and we include equivalent provisions in all of our material collaboration and license agreements. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not be disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, third parties, including our competitors, may independently develop substantially equivalent proprietary information and technologies or otherwise lawfully gain access to our trade secrets and other confidential information. In such a case, we would have no right to prevent such third parties from using such proprietary information or technologies to compete with us, which could harm our competitive position.

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

We may not be able to protect against third-party copying of our product candidates.

        As noted above, we currently rely upon trade secrets to protect our product candidates. Our product candidates utilize the same formulations and ingredients as others used in the marketplace and, as such, may not be eligible for any patent protection. In addition, there may be third-party patents and patent applications directed to formulations, processes of manufacture or other processes that could cover our product candidates.

Litigation or third-party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes in these proceedings could limit our activities.

        We may need to resort to litigation to enforce or defend our intellectual property rights, including any misappropriation of our trade secrets or know how. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement.

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

        In connection with the preparation of certain of our 2014 interim financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be a material weakness. Specifically, our independent auditors identified errors in the draft financial statements of Private Epirus for the three and six-month periods ending June 30, 2014 that, in the aggregate, represented a material weakness in our financial statement close process. This material weakness has not been fully remediated. Prior to the complete remediation of this material weakness, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

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

        We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, procedures and controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

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

        In connection with the Merger, we effected a reverse split of our common stock to enable us to comply with The NASDAQ Capital Market's minimum bid price listing requirement. Notwithstanding the reverse stock split and compliance with The NASDAQ Capital Market's minimum bid price listing requirement, we may not be able to maintain a price per share of our common stock in excess of $1.00 per share or the additional criteria for continued listing of our common stock set forth by The NASDAQ Capital Market. The occurrence of any future non-compliance with The NASDAQ Capital Market's minimum bid price or other listing requirements may have a material adverse effect on our stock price, our business and our prospects.

Epirus' stock price is expected to continue to be volatile and you may not be able to resell your shares in Public Epirus.

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

  •
  general market conditions and comments by securities analysts and investors; and

  •
  developments relating to our key partners, including our existing dispute with RLS.

        In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, operating results and financial condition.

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

        Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the General Corporation Law of the State of Delaware, or the DGCL, and our charter, our directors may be removed by stockholders only for cause and only by vote of the holders of 75% of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition our amended and restated bylaws limit the ability our stockholders to call annual meetings of stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our headquarters is located in Boston, MA, where we occupy approximately 8,000 square feet of office space. The term of our lease was originally set to expire in 2016, and, following the amendment we entered into in May 2014, the term of our lease was extended until 2021. The premises are anticipated to be sufficient for current and future operations and we expect to be able to renew the lease for these premises upon its expiration.

ITEM 3.    LEGAL PROCEEDINGS

  Zalicus Shareholder Litigation

        Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County (the "Massachusetts Court"), against Zalicus, EB Sub, Inc. the members of Zalicus' board of directors and Private Epirus. Plaintiff has since voluntarily dismissed one of these actions, Civil A. No. 14-1380. The remaining two actions, Civ. A. No. 14-1381 and Civ. A. No. 14-1455, were consolidated into a single action, In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the "Massachusetts Action"). The Massachusetts Action alleged that the Zalicus board of directors breached its fiduciary duties, and that Private Epirus and EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action sought relief including, among other things, a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is unlawful and unenforceable, an order enjoining defendants from proceeding with the Merger, an order enjoining defendants from consummating the Merger unless and until additional procedures are implemented and all material information in connection with the proposed Merger is disclosed, rescission of the Merger or any terms thereof to the extent implemented (or an award of rescissory damages), compensatory damages and interest, and an award of all costs of the Massachusetts Action, including reasonable attorneys' fees and experts' fees.

        Between May 1, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Court of Chancery of the State of Delaware (the "Delaware Court") against Zalicus, Zalicus' directors, Private Epirus and/or EB Sub, Inc., Stein v. Zalicus Inc., et al. , No. 9602; Do v. Zalicus, Inc., et al. , No. 9636; and Mendlowitz, et al. v. Zalicus Inc., et al. , No. 9664 (the "Consolidated Action"). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Consolidated Action alleged that the Zalicus board of directors breached their fiduciary duties, and Private Epirus and/or EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Consolidated Action sought relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissory damages), an award of compensatory damages, and an award of all costs of the Consolidated Action, including reasonable attorneys' fees and experts' fees.

        On June 6, 2014, plaintiffs' counsel in the Consolidated Action filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Zalicus, Private Epirus, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court denied plaintiffs' motion.

        On October 27, 2014, plaintiffs' counsel in the Massachusetts Action served us with a motion for voluntary dismissal and an award of attorney's fees. The motion alleged, as set forth in the consolidated amended complaint filed in the Massachusetts Action on May 21, 2014, that the Form S-4 Registration Statement filed with the SEC on May 8, 2014 contained numerous material misstatements and/or omissions that prevented our shareholders from being able to evaluate the reasonableness of the Merger. The motion further alleged that in the Amended Registration Statement filed on June 4, 2014, we supplemented the disclosures and addressed the allegedly material misstatements and omissions contained in the initial Registration Statement, and that we did so in response to the claims made in the Massachusetts Action.

        On November 6, 2014, with the Massachusetts Court's entry of a judgment of dismissal, the Massachusetts Action was closed.

        On November 10, 2014, the parties in the Consolidated Action submitted a stipulation and proposed order to dismiss the Consolidated Action and to set a schedule for plaintiffs' counsel's anticipated application for an award of attorney's fees and expenses. On November 12, 2014, the Delaware Court entered an order dismissing the Consolidated Action without prejudice. The Delaware Court retained jurisdiction solely for the purpose of determining plaintiffs' anticipated application for an award of attorneys' fees and reimbursement of expenses.

        After the Consolidated Action was dismissed, the parties commenced and engaged in discussions to resolve the amount of plaintiffs' counsel's application for fees and expenses.

        After negotiations, the parties agreed that we will make a combined, global fee and expense payment to counsel in both the Consolidated Action and the Massachusetts Action in the amount of $400,000, a small percentage of which will be paid by our insurer, in full satisfaction of plaintiffs'

counsel's claim for attorneys' fees and expenses in the Consolidated Action and the Massachusetts Action, which the parties memorialized in a stipulation dated January 13, 2015. The parties requested that the Delaware Court close the Consolidated Action as a result of the stipulation. The Delaware Court directed that notice of the resolution of plaintiffs' counsel's request for attorneys' fees and expenses be provided to shareholders. The parties have since issued notice to shareholders (including via our filing on our Current Report on March 13, 2015). After expiration of the requisite notice waiting period, the parties will submit to the Delaware Court a proposed order verifying that notice has been provided and providing for the final dismissal and closure of the case. We expect, per the parties' agreement, that payment of the agreed-to $400,000 fee and expense amount will be made within ten days of the final dismissal and closure of the Consolidated Action.

  Reliance Life Sciences Dispute

        In December 2014, Reliance Life Sciences Pvt Ltd, or RLS, exercised its three-year termination for-convenience right with respect to the RLS Agreement, which will cause the agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the agreement grants RLS exclusive global supply rights for BOW015, that the terms of our collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and seeking to terminate the RLS Agreement. The proceeding initiated by RLS seeks a declaratory judgment, but does not seek any monetary damages. We disagree with these allegations, and intend to dispute them through the arbitration proceeding. These collaboration agreements provide, in the case of Fujifilm, for process development and scale up of manufacturing processes for BOW015 to a capacity that may be sufficient to fulfill future requirements for clinical and commercial supply, and, in the case of Livzon, for a grant of rights, under certain circumstances, to supply BOW015 in the future in certain markets. Neither agreement currently includes terms providing for a commercial supply of BOW015. In the absence of any settlement of the dispute by the parties, we expect the arbitration proceeding to be completed over the next six months. Following the arbitration proceeding, if the arbitrator were to decide in favor of RLS, we would have 30 days to cure the alleged breach, after which time RLS may exercise its right to terminate the agreement immediately. RLS has indicated that it will continue to supply us with BOW015 during the arbitration proceeding.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been publicly traded on The NASDAQ Capital Market under the symbol "EPRS" since July 16, 2014, prior to which it was traded under the symbol "ZLCS". The following table sets forth, for the periods indicated, the high and low intraday sale prices of our common stock as reported by The NASDAQ Capital Market. The per share prices below reflect the adjustments made for a 1-for-10 reverse stock split effected at 12:01 a.m. ET on July 16, 2014 and a 1-for-6 reverse stock split effected on October 3, 2013:

Year Ended December 31, 2014	High	Low
First quarter	$22.50	$11.00
Second quarter	17.40	8.60
Third quarter	12.90	6.75
Fourth quarter	7.14	3.78

Year Ended December 31, 2013	High	Low
First quarter	$49.56	$36.00
Second quarter	42.00	28.80
Third quarter	72.00	28.10
Fourth quarter	82.80	8.80

        As of March 27, 2015, there were 54 holders of record of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception and do not plan to pay dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))(1)(3) (c)
Equity compensation plans approved by security holders	1,652,882	$10.04	2,750,384
Equity compensation plans not approved by security holders	—	—	—
Total	1,652,882	$10.04	2,750,384

(1)
As of December 31, 2014.

(2)
For outstanding restricted stock units, the exercise price was deemed to be $0.

(3)
Our Amended and Restated 2004 Incentive Plan (the "2004 Plan") contains an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase is and will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of: (i) 666,666 shares of common stock, (ii) 4% of the outstanding shares on that date, or (iii) such lesser amount determined by the board of directors. The board of directors elected not to increase the number of shares of common stock available for issuance under the 2004 Plan for 2015.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K include historical information and other information with respect to our plans and strategy for our business and contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the "Risk Factors" section of this report and elsewhere in this annual report on Form 10-K.

        In the following discussion the terms "Epirus," "we," "our," "us" or the "Company" refer to EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company, prior to the July 15, 2014 merger described below, and EPIRUS Biopharmaceuticals, Inc., formerly known as Zalicus Inc., a Delaware corporation and public company, subsequent to the July 15, 2014 merger described below.

Overview

Recent Developments

Merger with Zalicus

        On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company ("Private Epirus"), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation ("Zalicus"), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the "Merger Agreement"), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the "Merger"). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. ("Public Epirus") and Private Epirus was renamed EB Sub, Inc. ("EB Sub"). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, Private Epirus, now known as EB Sub, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. The Merger has been accounted for as a "reverse merger" under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this filing labeled EPIRUS Biopharmaceuticals, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Epirus, including the effect of the Merger exchange ratio and the Public Epirus common stock par value of $0.001 per share. See "Merger and Exchange Ratio" within Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in this annual report on Form 10-K for additional discussion of the Merger and the exchange ratio.

        Pursuant to the terms of the Merger Agreement and after giving effect to a reverse stock split, at the effective time of the Merger (the "Effective Time"), each outstanding share of Private Epirus capital stock was converted into the right to receive approximately 0.13259 shares of Zalicus' common stock (the "Exchange Ratio"). In addition, at the Effective Time: (i) Zalicus assumed all outstanding options to purchase shares of Private Epirus common stock, which were exchanged for options to purchase shares of Zalicus' common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) Zalicus assumed all outstanding warrants to purchase shares of Private Epirus capital stock, which were exchanged for warrants to purchase shares of Zalicus, or Public Epirus, common stock, in each case appropriately adjusted based on the Exchange Ratio. As of the Effective Time, Private Epirus former stockholders held approximately 81% of the combined company, calculated on a fully-diluted basis, and former stockholders of Zalicus held approximately 19% of the combined company, calculated on a fully-diluted basis. No fractional shares of common stock were issued in connection with the Merger. Instead, Private Epirus stockholders received cash in lieu of any fractional shares of common stock that they would otherwise have been entitled to receive in connection with the Merger.

Presentation for Reverse Stock Split

        On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share ("Public Epirus Common Stock") (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each ten shares of Public Epirus Common Stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any stockholder who otherwise would have been entitled to receive fractional shares was entitled to receive cash in an amount, without interest, determined by multiplying such fraction of a share by $11.80, the closing price of a share of Public Epirus Common Stock on the Nasdaq Stock Market on July 15, 2014, after giving effect to the Reverse Stock Split. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying, our stock options, warrants and other derivative securities outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-10 split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be. Share and per-share amounts of Public Epirus Common Stock, options and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of Public Epirus Common Stock, $0.001 per share, or modify any voting rights or other terms of the common stock. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements, including the Exchange Ratio applied to historical Private Epirus common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented.

        After giving effect to the Reverse Stock Split and the Merger, Public Epirus had approximately 12.9 million shares of common stock outstanding.

Business

        We are a commercial-stage biopharmaceutical company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. We seek to build a sustainable, profitable biosimilar company with a pipeline of operationally synergistic monoclonal antibodies in inflammation and immunology.

        Our lead product candidate is BOW015, a biosimilar version of Remicade® (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, generated approximately $8.4 billion in global sales in 2013.

        We have reported bioequivalence and efficacy data from a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, both of which demonstrated the equivalence of BOW015 to Remicade. We also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, we demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. We intend to initiate a global clinical program for BOW015 in late 2015 or early 2016. We have been designing this clinical program in consultation with European regulatory bodies in order to obtain the data necessary to support eventual approval of BOW015 in North America and Europe.

        In November 2014, we launched BOW015 in India, under the brand name InfimabTM, the first infliximab biosimilar in India, with our commercialization partner Ranbaxy Laboratories Limited, or Ranbaxy. We expect to utilize our existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

        Our pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira® (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW070, a biosimilar version of Actemra® (tocilizumab), which is marketed by Genentech/Roche and used to treat inflammatory diseases. BOW050 and BOW070 are in preclinical development. Collectively, Remicade, Humira, and Actemra generated $20.5 billion in global sales in 2013, according to EvaluatePharma®. We are advancing existing development and commercialization partnerships for our product candidates in China and India, as well as in additional countries in Southeast Asia and North Africa. We are also pursuing development and commercial partnerships in the United States, Europe, Brazil, and elsewhere.

        In August 2013, we transferred all of our intellectual property to our subsidiary, Epirus Switzerland GmbH, a Swiss corporation.

        As of December 31, 2014, we had an accumulated deficit of $86.6 million. We had a net loss of $41.8 million and $20.8 million for the years ended December 31, 2014 and 2013, respectively.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows could be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

        Our significant accounting policies are described in more detail in the notes to our financial statements contained elsewhere in this Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

        We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

Fair Value of Financial Instruments

        We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. We determine the fair market values of our financial instruments based on the fair value hierarchy, which is a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy, and its applicability to our financial assets, are described below:

  Level 1 Inputs:    Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets and liabilities.

  Level 2 Inputs:    Quoted prices for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to the security.

  Level 3 Inputs:    Pricing inputs are unobservable for the assets and liabilities, that is, inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the assets. Level 3 includes private investments that are supported by little or no market activity.

        The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the years ended December 31, 2014 and 2013, there were no transfers between levels.

        We measure cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The fair values of the warrant liabilities were determined based on "Level 3" inputs and utilizing the Black-Scholes option-pricing model (see Note 11 of the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in this annual report on Form 10-K for additional information). The fair value of the anti-dilution protection liability was determined based on "Level 3" inputs (see Note 11 of the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in this annual report on Form 10-K for additional information).

        The fair value of our convertible notes is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of our note payable approximates its fair value as our interest rate is near current market rates. The fair value of our convertible notes was determined using Level 3 inputs.

Revenue Recognition

Multiple-Element Arrangements

        Under the authoritative guidance for revenue recognition related to multiple-element revenue arrangements, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are accounted for on a combined basis.

        In the event we enter into a contract in which the deliverables are required to be separated, we will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor-specific objective evidence ("VSOE"), if it exists; otherwise, we use third-party evidence ("TPE"). If neither VSOE nor TPE of selling price exists for a deliverable, we use estimated selling price ("ESP") to allocate the arrangement consideration. We apply appropriate revenue recognition guidance to each unit of accounting.

Milestones

        Contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Royalty Revenue

        Under certain license agreements to which we are a party, we receive royalty payments based upon our licensees' net sales of products. Generally, under these agreements, we receive royalty payments from licensees approximately one quarter in arrears after the licensee has sold the income generating product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by its licensees. Therefore, royalty revenues are recognized one quarter in arrears from the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon estimates and are typically reported in the same period in which we receive payment from its licensees.

In-process Research & Development

        In-process research & development ("IPR&D") represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on our consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

        When performing the impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our acquired IPR&D. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, we calculate the asset's fair value. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the year ended December 31, 2014, we determined that there was no impairment of our IPR&D.

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

Goodwill

        Goodwill was $16.4 million and $1.5 million as of December 31, 2014 and 2013, respectively, recognized in connection with the application of push-down accounting in January 2011 and the Merger in July 2014. Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the first step of the goodwill impairment test. We have determined that goodwill was not impaired as of December 31, 2014. To date, we have not recognized any impairment charges related to goodwill.

Research and Development Costs

        Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation, facilities and overhead, clinical study and related clinical manufacturing costs, regulatory and other related costs. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

        Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be.

Stock-Based Compensation

        We account for grants of stock options and restricted stock based on their grant date fair value and recognize compensation expense over the vesting period. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model and restricted stock based on the fair value of the underlying common stock, which, subsequent to the Merger, is determined as the closing trading price of the our common stock and, prior to the Merger, was determined by the board of directors as described below. See Note 13 of the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in this annual report on Form 10-K for additional information.

        Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The expense is adjusted for actual forfeitures at the end of each reporting period. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.

        Stock-based awards issued to non-employees are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. Awards are revalued at each reporting date and upon vesting and are expensed on a straight-line basis over the vesting period.

        We recognized stock-based compensation expense of $1.7 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $4.9 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our equity incentive plan. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 3.28 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures. The amount of stock-based compensation expense to be recorded in any future period cannot be accurately predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black-Scholes model could cause a material change in the amount of stock-based compensation expense to be recorded in future reporting periods.

        Prior to the Merger, all options to purchase shares of our common stock were intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant as determined by our board of directors. Our board of directors has historically determined, with input from management, the assistance of a third-party valuation specialist and the guidance outlined in the American Institute of Certified Public Accountants Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid, the estimated fair value of our common stock on the date of grant based on a number of objective and subjective factors, including valuations prepared by third-party valuation specialists, our financial position, the status of development efforts within the Company, the composition and ability of the current scientific and management teams, the current climate in the marketplace, the illiquid nature of the our common stock, the prices of arm's length sales of the Company's preferred stock, the effect of the rights and preferences of the preferred stockholders, and the likelihood of achieving a liquidity event such as a public offering or sale of the Company. In determining the exercise prices for options granted, our board of directors considered, among other things, the most recent contemporaneous valuation of the Company's common stock, unless a specific event occurred that necessitated an interim valuation, and their assessment of additional objective and subjective factors that were relevant as of the grant dates. The dates of the Company's contemporaneous valuations did not always coincide with the dates of stock option grants. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share applicable to common stockholders could have been materially different.

        We determined the fair value of our common stock at April 1, 2013 and dates prior utilizing the option-pricing method ("OPM") as the type of exit event was unknown as of the measurement dates. Subsequent to April 2013 and prior to the Merger, we determined the fair value of our common stock utilizing a hybrid method of the probability-weighted expected return method ("PWERM") and OPM as we began to consider an initial public offering ("IPO") or reverse merger as an additional strategy.

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

        The hybrid method is a hybrid between the PWERM and the OPM, estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one of or more of those scenarios. In this valuation the hybrid model considers two possible outcomes: (1) an IPO or a reverse merger scenario and (2) continued operations as a private company scenario, which is modelled using the OPM.

        Each valuation methodology included estimates and assumptions that required our judgment. The estimates and assumptions used in the valuations of our preferred and common stock and stock-based compensation are highly complex and subjective. The foregoing valuation methodologies are not the only methodologies available. We cannot make assurances as to any particular valuation for our common stock. Accordingly, investors are cautioned not to place undue reliance on the foregoing valuation methodologies as an indicator of future stock prices.

Income Taxes

        We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

        We recognize net deferred tax assets through the recording of a valuation allowance to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future, in excess of its net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

        We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Recent Accounting Pronouncements

Revenue Recognition

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which adoption method we will utilize or the effect that the adoption of this guidance will have on our consolidated financial statements.

Discontinued Operations and Disposals

        In April 2014, the FASB issued ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-8"). ASU 2014-8 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity's operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for fiscal years beginning after December 15, 2014.

Development Stage Entity

        In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification ("ASC"). In addition, the update adds an example disclosure in Risks and Uncertainties, ASC Topic 275, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities and removes an exception provided to development stage entities in Consolidations, ASC Topic 810, for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with the revised consolidation standards effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We early adopted the guidance and eliminated the presentation and disclosure requirements of ASC Topic 915 during the three months ended June 30, 2014 and the year ended December 31, 2014.

Going Concern

        In August 2014, the FASB issued ASC Update No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40) ("ASU 2014-14"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entities ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have an impact on our financial position or results of operations.

Financial Overview

Research and Development Expenses

        Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

  •
  employee-related expenses, including salaries, benefits and stock-based compensation expense;

  •
  expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and consultants that conduct our clinical trials and preclinical activities;

  •
  payments made under our licensing agreements;

  •
  the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

  •
  facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

  •
  costs associated with preclinical activities and regulatory operations.

        We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

        For the period January 25, 2011 through December 31, 2014, we have incurred an aggregate of $43.0 million in research and development costs of which $34.2 million related to BOW015, $1.4 million related to BOW050, $0.7 million related to BOW030 (our bevacizumab program), $0.3 million related to BOW070, $4.6 million related to headcount and related expenses and $1.8 million related to overhead and other expenses. We expect that our research and development expenses will increase substantially as we continue development of BOW015 and our pipeline products.

        Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of BOW015 or our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative Expenses

        General and administrative expenses, including costs associated with the Merger, consist principally of salaries and related costs such as stock-based compensation for personnel in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses and professional fees for consulting, auditing and tax services. We anticipate that our general and administrative costs will decrease in future periods as compared to 2014 due to costs incurred in connection with the Merger during 2014.

Interest Expense

        Interest expense primarily reflects the amortization of debt discounts and interest expense in connection with convertible note agreements entered into on March 13, 2013, October 1, 2013 and March 10, 2014 and a term loan, which was funded on October 1, 2014.

Change in Fair Value of Warrant Liability

        Change in fair value of warrant liability consists of fair value adjustments on warrants to purchase our preferred stock. We do not anticipate that we will recognize further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

Results of Operations

        The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements. The results for the years ended December 31, 2012 and 2013 are the results of Private Epirus. The results for the year ended December 31, 2014 include our pre and post-Merger results.

Comparison of the Fiscal Years Ended December 31, 2014 and December 31, 2013:

        The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year Ended December 31,		Change
	2014	2013	$	%
Revenue	$4	$—	$4	100%
Operating expenses:
Research and development	$16,286	$9,659	$6,627	69%
General and administrative	22,973	4,809	18,164	378%

Total operating expenses	39,259	14,468	24,791	171%

Loss from operations	(39,255)	(14,468)	(24,787)	–171%
Other income (expense):
Interest expense, net	(2,672)	(5,543)	2,871	52%
Change in fair value of warrant liability	(222)	(789)	567	72%
Other income, net	262	5	257	5140%

Total other expense, net	(2,632)	(6,327)	3,695	58%

Loss before income taxes	$(41,887)	$(20,795)	$(21,092)	–101%
Benefit from income taxes	43	—	43	100%

Net loss	$(41,844)	$(20,795)	$(21,049)	–101%

        Research and development expenses—For the year ended December 31, 2014, research and development expense was $16.3 million compared to $9.7 million for the year ended December 31, 2013, an increase of $6.6 million, or 69%. This increase was primarily the result of increased development costs of $3.5 million, $1.1 million and $0.3 million related to BOW015, BOW050 and BOW070, respectively, increased headcount related costs of $1.2 million, increased non-cash stock-based compensation of $0.3 million and overhead costs of $0.2 million. We expect research and development expense to increase in future periods as compared due to increased development costs related to BOW015 and our pipeline products.

	Year Ended December 31,
Project	2014	2013
BOW015	$11,042	$7,574
BOW050	1,243	129
BOW030	386	332
BOW070	277	—
Overhead/Other	3,338	1,624

Total	$16,286	$9,659

        General and administrative expenses—For the year ended December 31, 2014, general and administrative expense was $23.0 million compared to $4.8 million for the year ended December 31, 2013, an increase of $18.2 million, or 378%. This increase was primarily the result of $5.8 million in costs related to the Merger and increased professional fees of $5.0 million related to professional services related primarily to increased consulting costs related to public reporting activities and corporate tax structure, increased insurance costs as a result of becoming a public company and increased legal costs related to business development activities. Additional increases included $1.2 million related to commercialization costs for BOW015, severance paid in connection with the Merger of $1.8 million, $2.4 million related to increased headcount, increased non-cash stock-based compensation of $1.4 million and overhead expenses of $0.8 million. We expect general and administrative expense to decrease in future periods as costs incurred related to the Merger in 2014 will not recur.

        Interest expense—For the year ended December 31, 2014, interest expense was $2.7 million compared to $5.5 million for the year ended December 31, 2013, a decrease of $2.9 million, or 52%. Interest expense in 2014 and 2013 primarily reflects interest expense and the amortization of debt discounts related to convertible notes issued during 2013, and in 2014, to a lesser extent, interest expense and the amortization of debt discounts related to the term loan funded in October 2014. All of our convertible notes converted to equity in March and April of 2014.

        Change in fair value of warrant liability—For the year ended December 31, 2014, change in fair value of warrant liability was $0.2 million compared to $0.8 million for the year ended December 31, 2013, a decrease of $0.6 million, or 72%, due to the change in fair value of our preferred stock offset in part by the exercise of certain warrants in April 2014. We do not anticipate that we will recognize further amounts with respect to fair value adjustments of warrants as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

        Other income, net—For the year ended December 31, 2014, other income, net was $0.3 million. Other income, net primarily reflects a payment received from a former partner recognized as income upon termination of our agreement.

        Benefit from income taxes—For the year ended December 31, 2014, the benefit from income taxes was less than $0.1 million. The benefit from income taxes primarily reflects the realization of a deferred tax benefit offset in part by tax expense for cash flows generated in foreign territories.

Comparison of the fiscal years ended December 31, 2013 and December 31, 2012:

        The following table sets forth our results of operations for each of the periods set forth below (in thousands

	Years Ended December 31,		Change
	2013	2012	$	%
Operating expenses:
Research and development	$9,659	$10,864	$(1,205)	–11%
General and administrative	4,809	3,785	1,024	27%

Total operating expenses	14,468	14,649	(181)	–1%

Loss from operations	(14,468)	(14,649)	(181)	–1%
Other income (expense):
Interest expense	(5,543)	(334)	(5,209)	1560%
Change in fair value of warrant liability	(789)	(352)	(437)	124%
Other income, net	5	148	(143)	–97%

Total other expense, net	(6,327)	(538)	(5,789)	1076%

Net loss	$(20,795)	$(15,187)	$(5,608)	37%

        Research and development expenses—For the year ended December 31, 2013, research and development expense was $9.7 million compared to $10.9 million for the year ended December 31, 2012, a decrease of $1.2 million, or 11%. This decrease was primarily the result of decreased clinical costs related to our Phase 1 clinical trial for BOW015 of $1.5 million, decreased consulting costs of $1.0 million and decreased clinical manufacturing costs of $0.9 million and offset in part by increased clinical costs related to our Phase 3 clinical trial for BOW015 of $1.1 million, higher payroll and related expenses of $0.6 million and licenses fees of $0.6 million.

        General and administrative expenses—For the year ended December 31, 2013, general and administrative expense was $4.8 million compared to $3.8 million for the year ended December 31, 2012, an increase of $1.0 million, or 27%. This increase was primarily the result of increased professional fees of $1.1 million incurred during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

        Interest expense—For the year ended December 31, 2013, interest expense was $5.5 million. Interest expense primarily reflects interest expense and the amortization of debt discounts related to convertible notes issued during 2013. The $0.3 million of interest expense as of December 31, 2012 was primarily due to interest expense and the amortization of debt discounts related to convertible notes issued during 2011.

        Change in fair value of warrant liability—For the year ended December 31, 2013, the change in fair value of the warrant liability was $0.8 million as compared to $0.4 million for the year ended December 31, 2012, an increase of $0.4 million, or 124%. This increase was primarily a result of an increase in outstanding warrants and an increase in the fair value of our stock.

Liquidity and Capital Resources

        From January 25, 2011 to December 31, 2014, we have incurred an accumulated deficit of $86.6 million, primarily as a result of expenses incurred through a combination of research and development activities, primarily related to our lead product candidate, BOW015, and expenses supporting those activities. We have financed our operations since inception primarily through the private sale of preferred stock, cash acquired in the Merger and the issuance of debt. We consummated the sale of Series B convertible preferred stock in April 2014, whereby we issued approximately 24.4 million shares for aggregate gross proceeds of $31.0 million and approximately 3.9 million shares pursuant to the conversion of $5.0 million of principal and accrued interest of our April 2014 convertible notes. In October 2014, we entered into a term loan agreement, under which we drew down $7.5 million.

        Additionally, approximately $15.6 million of cash and cash equivalents, including restricted cash of $1.8 million, were acquired from Zalicus in the Merger.

        Our total cash and cash equivalents balance, including restricted cash of $1.8 million, as of December 31, 2014, was $23.3 million.

        We believe that our existing cash and cash equivalents along with the aggregate net proceeds of $48.0 million from our equity offering in February 2015 and $7.5 million in proceeds from the second tranche of our debt financing will be sufficient to fund our current operating plan and capital expenditure requirements into the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to commence a global clinical program for BOW015 and continue our preclinical development of BOW050 and BOW070. We expect that these funds will not be sufficient to enable us to seek additional marketing approvals or commercialize any of our pipeline products beyond BOW015.

        We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

  •
  the timing and costs of our planned global clinical program for BOW015;

  •
  the progress, timing and costs of manufacturing BOW015, BOW050 and BOW070 for current and planned clinical trials;

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

        We expect that we will need to obtain substantial additional funding in order to commercialize BOW015, BOW050, BOW070 and other product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on acceptable terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BOW015, BOW050, BOW070 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BOW015, BOW050, BOW070 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(35,470)	$(12,878)
Net cash provided by (used in) investing activities	12,293	(86)
Net cash provided by financing activities	42,841	12,528

Net increase (decrease) in cash and cash equivalents	$19,664	$(436)

        Operating Activities.    Our operating activities used $35.5 million and $12.9 million for the years ended December 31, 2014 and 2013, respectively. The increase in net cash used in operating activities for the year ended December 31, 2014 is primarily attributable to a $18.2 million increase in general and administrative expense, primarily related to professional fees incurred in connection with the Merger, increased professional services and increased headcount, and a $6.6 million increase in research and development expenses related to product development costs.

        Investing Activities.    Our investing activities provided cash of $12.3 million and used cash of $0.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash provided by investing activities for the year ended December 31, 2014 is primarily attributable to the $13.8 million of cash acquired in the Merger offset by approximately $0.2 million of purchases of office equipment and an addition to intangible assets of $1.3 million, resulting from a payment made to terminate our revenue sharing payment obligations under an agreement with Moksha8 Pharmaceuticals.

        Financing Activities.    Our financing activities provided cash of $42.8 million and $12.5 million for the years ended December 31, 2014 and 2013, respectively. Net cash provided by financing activities for the year ended December 31, 2014 is primarily related to $30.5 million of net proceeds from the issuance of Series B preferred stock in April 2014, $7.3 million of net proceeds from the issuance of debt, $5.0 million of proceeds from the issuance of convertible notes in March 2014 and $0.4 million related to proceeds from the exercise of warrants and stock options offset in part by the repurchase of common stock of $0.3 million during the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2013 was primarily related to $12.5 million of proceeds from the issuance of convertible notes during March, July and October 2013.

Net Operating Loss Carryforwards

        As of December 31, 2014 and 2013, we had federal and state net operating loss carryforwards of approximately $32.1 million and $20.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. As of December 31, 2014 and 2013, we had foreign net operating loss carryforwards of approximately $145 million and $6.0 million, respectively, which may be available to offset future income tax liabilities. Net operating loss carryforward periods are not limited in the United Kingdom, Canada and Brazil, and Switzerland allows for a seven year carryforward period.

        As of December 31, 2014 and 2013, we had federal research and development tax credit carryforwards of approximately $0.5 million and $0.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034. As of December 31, 2014 and 2013, we had state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million, respectively, available to reduce future tax liabilities, certain of the credits have an unlimited carryforward period and the remaining credits have a fifteen year carryforward period.

        Under the provision of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We acquired a significant amount of federal and state net operating loss carryforward and federal and state research and development credit carryforwards as a result of the Merger. We have not performed a full comprehensive Section 382 study to determine any potential loss limitation in the U.S or a Section 383 study to determine the appropriate amount of tax credit carryforward. A full valuation allowance has been provided against the net operating loss and tax credit carryforwards as of December 31, 2014. If an adjustment is required, the adjustment would be offset by an adjustment to deferred tax assets established for the tax attributes and the valuation allowance or Goodwill for items that are still within the measurement period of purchase accounting.

Contractual Obligations and Commitments

        Our contractual obligations consist primarily of debt principal payments totaling $7.5 million, operating lease payments totaling $4.0 million and payments due under license agreements (see Note 11 and 15 of the notes to our audited consolidated financial statements for the year ended December 31, 2014 included in this annual report on Form 10-K for additional information).

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities frequently referred to as structured finance or special purpose entities.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Additionally, we do not believe our cash equivalents have any significant risk of default or illiquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related financial statement schedules required to be filed are listed in the Index to Consolidated Financial Statements and are incorporated herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        This annual report does not contain management's report on internal control over financial reporting due to the nature and timing of changes to our internal controls as a result of the Merger. Private Epirus was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, for all purposes, including reporting with the SEC, our financial statements for periods prior to the Merger reflect the historical results of Private Epirus, and not those of Zalicus, and our financial statements for all subsequent periods reflect the results of the combined company.

        Following the Merger, we were recapitalized from a private operating company into a public company during our fiscal year. Following the Merger, Zalicus' management was not retained and its operations were substantially merged with our operations, which resulted in the elimination of previously existing controls of Zalicus. Further, and as described below, the acquired operations of Zalicus are insignificant to our 2014 financial statements. Since the Merger took place at the beginning of our third quarter, it was not practicable for us, as the accounting acquirer, to effectively and efficiently complete an assessment of our internal controls for the year in which the Merger was consummated.

        We also considered the following factors in reaching that conclusion:

  •
  Timing of Transaction Consummation. The Merger closed during the third fiscal quarter, leaving us with significantly less time in 2014 to conduct an assessment of the Company's internal control over financial reporting in the period between the consummation of the Merger and the date of management's assessment of internal control over financial reporting as required by SEC rules.

  •
  Changes in Management. Immediately following the Merger, no employees of Zalicus were retained by us. As such, our management was required to develop its own internal controls and processes as if we were a newly public company and without the benefit of prior Zalicus management.

  •
  Integration of Internal Systems. Our management is only at the early stages of making a determination as to which compliance and control systems to integrate, if any.

  •
  Significance of Each Entity to the Combined Entity's Financial Statements. Following the Merger closing, our primary focus has been to develop our biosimilar business, while deemphasizing Zalicus' pharmaceutical business. For the post-Merger period from the consummation of the Merger through December 31, 2014, expenses recognized related to

    Zalicus' innovative pharmaceutical business comprised less than one percent (1%) of our post-Merger expenses.

        Our management is currently assessing and implementing our internal controls over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control—Integrated Framework. We expect to complete this assessment during 2015. Our annual report on Form 10-K for the year ended December 31, 2015 will include a management's report on internal control over financial reporting.

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

        Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014.

Material Weakness

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the review of Private Epirus' interim financial statements for the three and six month periods ended June 30, 2014 (the "Private Epirus Financial Statements"), our independent registered public accounting firm identified a number of accounting and disclosure errors, including in relation to the weighted average number of outstanding shares and certain income and cash flow items, which resulted in material post-closing adjustments to the Private Epirus Financial Statements. These errors, when aggregated, represent a material weakness in our financial statement close process. These errors were caused in part by the transaction demands placed upon our finance department and a lack of sufficient finance department resources with the requisite accounting competencies.

Remediation of Material Weakness in Internal Control over Financial Reporting

        We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that existed as of December 31, 2014, as set forth above.

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

        Certain of the changes described above were in process as of December 31, 2014, and for the financial statement close process for the periods then ended, but had not yet been fully implemented. We believe these changes to our control environment are responsive to the identified material weakness and expect them to be in place and functioning by the second quarter of 2015.

Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described in this Item 9A, there was no change in our internal control over financial reporting during the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions "Election of Directors," "Executive Officers," "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions "Corporate Governance" and "Executive Compensation," and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions "Corporate Governance" and "Certain Relationships and Related Persons Transactions" and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required under this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The consolidated financial statements filed as part of this annual report on Form 10-K are listed in the Index to Consolidated Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto. The Exhibits are listed in the Exhibit Index and are filed as part of this annual report on Form 10-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIRUS Biopharmaceuticals, Inc.
March 30, 2015	By:	/s/ AMIT MUNSHI Amit Munshi President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ AMIT MUNSHI Amit Munshi	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2015
/s/ THOMAS SHEA Thomas Shea	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 30, 2015
/s/ MARK H.N. CORRIGAN, M.D. Mark H.N. Corrigan, M.D.	Chairman of the Board and Director	March 30, 2015
/s/ J. KEVIN BUCHI J. Kevin Buchi	Director	March 30, 2015
/s/ GEOFFREY DUYK, M.D., PH.D. Geoffrey Duyk, M.D., Ph.D.	Director	March 30, 2015
/s/ DAOTIAN FU, PH.D. Daotian Fu, Ph.D.	Director	March 30, 2015
/s/ WILLIAM HUNTER, M.D. William Hunter, M.D.	Director	March 30, 2015
/s/ JULIE MCHUGH Julie McHugh	Director	March 30, 2015
/s/ SCOTT ROCKLAGE, PH.D. Scott Rocklage, Ph.D.	Director	March 30, 2015

EPIRUS Biopharmaceuticals, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
EPIRUS Biopharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of EPIRUS Biopharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EPIRUS Biopharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        /s/ Ernst & Young LLP

Boston, Massachusetts
March 30, 2015

EPIRUS Biopharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$21,462	$1,798
Prepaid expenses and other current assets	1,556	888

Total current assets	23,018	2,686
Property and equipment, net	704	90
In-process research and development	5,500	2,437
Intangible assets, net	3,605	—
Goodwill	16,363	1,499
Restricted cash	1,825	25
Other assets	374	57

Total assets	$51,389	$6,794

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,483	$1,067
Accrued expenses	4,101	2,492
Deferred revenue	50	—
Other current liabilities	557	—
Convertible notes	—	12,500
Deferred tax benefit	185	185

Total current liabilities	7,376	16,244
Long term debt, net of debt discount	7,282	—
Warrant liability	—	5,843
Deferred revenue, net of current portion	946	—
Deferred tax liability	2,166	—
Deferred tax benefit, net of current portion	553	738
Other non-current liabilities	665	—
Commitments and contingencies (Note 15)
Series A convertible preferred stock, $0.0001 par value; Authorized—0 and 55,653,728 shares at December 31, 2014 and 2013, respectively; Issued and Outstanding—0 and 27,248,746 shares at December 31, 2014 and 2013, respectively; aggregate liquidation preference of $0 and $27,249 at December 31, 2014 and 2013, respectively	—	23,348
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; Authorized—5,000,000 shares; Issued and Outstanding—0 shares at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; Authorized—300,000,000 shares; Issued—12,934,102 and 237,026 shares at December 31, 2014 and December 31, 2013, respectively; Outstanding—12,920,843 and 237,026 shares at December 31, 2014 and December 31, 2013, respectively	13	—
Additional paid-in capital	118,959	5,348
Accumulated deficit	(86,571)	(44,727)

Total stockholders' equity (deficit)	32,401	(39,379)

Total liabilities, convertible preferred stock and stockholders' equity	$51,389	$6,794

The accompanying notes are an integral part of these consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013
Revenue	$4	$—
Operating expenses:
Research and development	16,286	9,659
General and administrative	22,973	4,809

Total operating expenses	39,259	14,468

Loss from operations	(39,255)	(14,468)
Other income (expense):
Interest expense, net	(2,672)	(5,543)
Change in fair value of warrant liability	(222)	(789)
Other income (expense), net	262	5

Total other income (expense), net	(2,632)	(6,327)

Loss before income taxes	(41,887)	(20,795)
Benefit (loss) from income taxes	43	—

Net loss	$(41,844)	$(20,795)

Net loss per share—basic and diluted	$(6.81)	$(88.26)

Weighted-average number of common shares used in net loss per share calculation—basic and diluted	6,141,605	235,603

Comprehensive loss	$(41,844)	$(20,795)

The accompanying notes are an integral part of these consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
					Common Stock				Total Stockholders' Equity (Deficit)
							Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	26,750,540	$22,844			210,586	$—	$2,745	$(23,932)	$(21,187)
Exercise of common stock warrant	—	—	—	—	2,836	—	2	—	2
Exercise of preferred stock warrant	498,306	504	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	23,604	—	21	—	21
Beneficial conversion feature	—	—	—	—	—	—	2,440	—	2,440
Stock-based compensation expense	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	(20,795)	(20,795)

Balance at December 31, 2013	27,248,746	$23,348	—	$—	237,026	$—	$5,348	$(44,727)	$(39,379)
Exercise of preferred stock warrant	5,101,816	6,436	787,402	993	—	—	—	—	—
Issuance of preferred stock upon conversion of convertible debt	13,184,383	13,184	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	24,409,444	30,478	—	—	—	—	—
Issuance of convertible notes	—	—	—	—	—	—	2,071	—	2,071
Extinguishment of convertible notes	—	—	3,947,363	5,013	—	—	(1,150)	—	(1,150)
Exchange of preferred stock for common stock in connection with the Merger	(45,534,945)	(42,968)	(29,144,209)	(36,484)	9,901,700	10	79,442	—	79,452
Issuance of common stock in connection with the Merger	—	—	—	—	2,610,871	3	31,321	—	31,324
Exchange of warrants in connection with the Merger	—	—	—	—	—	—	167	—	167
Exercise of stock options	—	—	—	—	98,405	—	90	—	90
Issuance of warrants in connection with Hercules notes	—	—	—	—	—	—	248	—	248
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	27,540	—	(297)	—	(297)
Stock-based compensation expense and vesting of restricted stock	—	—	—	—	45,301	—	1,719	—	1,719
Net loss	—	—	—	—	—	—	—	(41,844)	(41,844)

Balance at December 31, 2014	—	$—	—	$—	12,920,843	$13	$118,959	$(86,571)	$32,401

The accompanying notes are an integral part of these consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended, December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(41,844)	$(20,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	31
Non-cash interest expense	2,475	4,912
Stock-based compensation and vesting of restricted stock	1,719	140
Extinguishment of convertible notes	(22)	—
Deferred rent and lease incentive activity	95	—
Deferred taxes	(185)	(16)
Change in fair value of warrants	222	789
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(276)	(60)
Restricted cash	50	—
Other non-current assets	(304)	(52)
Accounts payable	(174)	462
Accrued expenses and other current liabilities	1,823	1,711
Other non-current liabilities	(210)	—
Deferred revenue	996	—

Net cash used in operating activities	(35,470)	(12,878)

Cash flows from investing activities:
Cash acquired in acquisition	13,756	—
Purchases of property and equipment	(217)	(86)
Proceeds from the sale of property & equipment	4	—
Addition to intangible assets	(1,250)	—

Net cash provided by (used in) investing activities	12,293	(86)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock and warrants	30,478	—
Proceeds from the issuance of convertible notes	5,000	12,500
Proceeds from the issuance of debt, net of fees paid to lender	7,285	—
Payment of debt issuance costs	(49)
Proceeds from the exercise of preferred stock warrants	334	5
Proceeds from the exercise of common stock warrants	—	2
Repurchases of common stock	(297)	—
Proceeds from the exercise of common stock options	90	21

Net cash provided by financing activities	42,841	12,528

Net increase (decrease) in cash and cash equivalents	19,664	(436)
Cash and cash equivalents—Beginning of period	1,798	2,234

Cash and cash equivalents—End of period	$21,462	$1,798

Supplemental disclosure of cash flow information
Cash paid for interest	$101	$—
Cash paid for income taxes	$177	$—
Supplemental schedule of non-cash investing and financing activities
Amounts in accounts payable for capital expenditures	$5	$—
Conversion of convertible debt and accrued interest into preferred stock and warrants	$13,184	$—
Extinguishment of convertible debt and accrued interest into preferred stock	$5,013	$—
Exercise of warrants into preferred stock	$7,095	$499
Conversion of preferred stock into common stock	$79,452	$—
Conversion of preferred stock warrants to equity	$167	$—
Issuance of warrants in connection with Hercules debt	$248	$—
Leasehold improvements incurred by landlord	$477	$—
Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$36,223	$—
Fair value of liabilities assumed in Merger	$(4,899)	$—

Fair value of net assets acquired in Merger	$31,324	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Organization

        On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company ("Private Epirus"), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation ("Zalicus"), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the "Merger Agreement"), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the "Merger"). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. ("Public Epirus") and Private Epirus was renamed EB Sub, Inc. ("EB Sub"). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, EB Sub, Inc. (formerly Private Epirus), is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus.

        The term "Company" as used in these notes to consolidated financial statements refers to Private Epirus and its subsidiaries prior to the completion of the Merger and to Public Epirus and its subsidiaries subsequent to the completion of the Merger.

        Prior to the Merger, Zalicus was a biopharmaceutical company developing drug candidates with a focus on the treatment of pain. Following the merger, Public Epirus became a commercial-stage biopharmaceutical company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. The Company has a principal place of business in Boston, Massachusetts. The Company seeks to build a sustainable, profitable biosimilar company with a pipeline of operationally synergistic monoclonal antibodies in inflammation and immunology.

        The Company's lead product candidate is BOW015, a biosimilar version of Remicade® (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases.

        In November 2014, the Company launched BOW015 in India, under the brand name InfimabTM, the first infliximab biosimilar in India, with its commercialization partner Ranbaxy Laboratories Limited ("Ranbaxy"). The Company expects to utilize its existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

        The Company's pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira® (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW070, a biosimilar version of Actemra® (tocilizumab), which is marketed by Genentech/Roche and used to treat inflammatory diseases. BOW050 and BOW070 are in preclinical development.

        In August 2013, the Company transferred all of its intellectual property to its subsidiary, Epirus Switzerland GmbH, a Swiss corporation. As compensation for this transaction, the Company entered into a promissory note with Epirus Switzerland GmbH in the amount of $10,080, which is eliminated within the consolidated financial statements.

        To date, the Company has devoted substantially all of its efforts to product research and development market research, and raising capital. The Company is subject to a number of risks similar to those of other development stage life science companies, including dependence on key individuals,

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

competition from other companies, the need for development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the industry, including rapid technological change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals. If the Company does not successfully commercialize any of its product candidates within India or in additional countries, it will be unable to generate recurring product revenue or achieve profitability. As presented in the financial statements, at December 31, 2014, the Company had cash and cash equivalents of $21,462 and an accumulated deficit of $86,571. During the year ended December 31, 2014, the Company incurred a net loss of $41,844. The Company believes that its existing cash and cash equivalents along with the aggregate net proceeds of $47,955 from its equity offering in February 2015 and $7,500 in proceeds currently available from the second tranche of its debt financing will be sufficient to fund its current operating plan and capital expenditure requirements into the third quarter of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company's consolidated financial statements and accompanying notes. The most significant estimates in the Company's consolidated financial statements relate to the valuation of equity awards, fair value estimates of warrant liabilities, embedded derivatives, purchase price allocations including fair value estimates of intangible assets, estimated useful lives of fixed assets and intangible assets and accruals relating to clinical trials. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company's actual results may differ from these estimates under different assumptions or conditions.

        Prior to becoming a public company through the Merger, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

        The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (Practice Aid), to estimate the fair value of its common stock. The methodologies included the probability-weighted expected return method ("PWERM") and option-pricing method ("OPM"). Each valuation methodology included estimates and assumptions that required the Company's judgment. These estimates included assumptions regarding future performance, including the successful completion of preclinical studies and clinical trials and the time to completing an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Principles of Consolidation

        The consolidated financial statements include the accounts of Epirus and its wholly owned subsidiaries: EB Sub, Inc., a Delaware Corporation, Epirus Biopharmaceuticals Ltd., a United Kingdom corporation, Epirus Switzerland GmbH, a Swiss corporation, Epirus Brasil Tecnologia Ltda, a Brazilian corporation and Zalicus Pharmaceuticals Ltd., a Canadian corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Exchange Ratio

        The Merger has been accounted for as a "reverse merger" under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this filing labeled Epirus Biopharmaceuticals, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Epirus, including the effect of the Merger exchange ratio and the Public Epirus common stock par value of $0.001 per share. See Note 4, "Merger," for additional discussion of the Merger and the exchange ratio.

Reverse Stock Split

        On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share ("Public Epirus Common Stock") (the "Reverse Stock Split"). The accompanying consolidated financial statements and these notes to consolidated financial statements, including the Merger exchange ratio (Note 4) applied to historical Private Epirus common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented. The shares of Public Epirus Common Stock retained a par value of $0.001 per share.

Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") or decision-making group in making decisions regarding resource allocation and assessing performance. The Company and the Company's CODM view the Company's operations and manage its business in one operating segment: the development and commercialization of biosimilar monoclonal antibodies for emerging markets. The Company's entire business is managed by a single management team, which reports to the Chief Executive Officer. As of December 31, 2014 and 2013, all of the Company's long-lived assets were held within the United States and Switzerland.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2014 and 2013, all cash and cash equivalents are held in depository accounts at commercial banks. Cash equivalents are reported at fair value.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Concentrations of Credit Risk and Off-Balance Sheet Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and restricted cash. The Company maintains its cash and cash equivalent balances in the form of checking and savings accounts with financial institutions that management believes are creditworthy. The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of loss.

Fair Value of Financial Instruments

        The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which is a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy, and its applicability to the Company's financial assets and liabilities, are described below:

  Level 1 Inputs:    Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets and liabilities.

  Level 2 Inputs:    Quoted prices for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to the security.

  Level 3 Inputs:    Pricing inputs are unobservable for the assets and liabilities, that is, inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the assets. Level 3 includes private investments that are supported by little or no market activity.

        The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the year ended December 31, 2014 and 2013, there were no transfers between levels.

        The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The fair value of the warrant liability was determined based on "Level 3" inputs and utilizing the Black-Scholes option-pricing model (Note 11).

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        The fair value of the Company's note is determined using current applicable rates for similar instruments with similar settlement features as of the balance sheet date. The carrying value of the Company's long term debt approximates its fair value as the Company's interest rate is near current market rates for instruments with similar settlement features. The fair value of the Company's note was determined using Level 3 inputs.

Property and Equipment

        Property and equipment consists of office furniture, office and computer equipment and leasehold improvements. Expenditures for repairs and maintenance are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Property and equipment are recorded at cost and are depreciated when placed into service using the straight-line method of depreciation, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Lives
Furniture and fixtures	5 years
Office and computer equipment	3 years
Leasehold improvements	Shorter of the useful life or remaining lease term

        Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded in the consolidated statements of operations.

        The Company evaluates the potential of its long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful life of the assets is no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the assets are written down by the amount by which the carrying value of the assets exceeds the related fair value of the assets. Any write-downs are treated as permanent reductions in the carrying value of the assets. No such impairment losses have been recorded through December 31, 2014.

Restricted Cash

        Restricted cash represents cash held in depository accounts at financial institutions to collateralize a conditional stand-by letter of credit related to the Company's Boston, Massachusetts, facility lease agreement and the Company's subleased Cambridge, Massachusetts facility. Restricted cash is reported as non-current unless the restrictions are expected to be released in the next 12 months.

In-process Research & Development

        In-process research & development ("IPR&D") represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on the Company's consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company determines, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset's fair value. If the carrying value of the Company's acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the year ended December 31, 2014 and 2013, the Company determined that there was no impairment of its IPR&D.

Intangible Assets

        The Company amortizes its intangible assets using the straight-line method over its estimated economic life, which is approximately 16.5 years. The Company evaluates the potential impairment of its intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful life of the assets is no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the assets are written down by the amount by which the carrying value of the assets exceeds the related fair value of the assets. Any write-downs are treated as permanent reductions in the carrying value of the assets. For the year ended December 31, 2014 and 2013, the Company determined that there was no impairment of its intangible assets.

Goodwill

        Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company's single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company has determined that goodwill was not impaired as of December 31, 2014 and 2013. To date, the Company has not recognized any impairment charges related to goodwill.

Revenue Recognition

Multiple-Element Arrangements

        Under the authoritative guidance for revenue recognition related to multiple-element revenue arrangements, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are accounted for on a combined basis.

        In the event the Company enters into a contract in which the deliverables are required to be separated, the Company will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence ("VSOE"), if it exists; otherwise, the Company uses third-party evidence ("TPE"). If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses estimated selling price ("ESP") to allocate the arrangement consideration. The Company applies appropriate revenue recognition guidance to each unit of accounting.

Milestones

        Contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Royalty Revenue

        Under certain license agreements to which the Company is a party, the Company receives royalty payments based upon its licensees' net sales of products. Generally, under these agreements, the Company receives royalty payments from licensees approximately one quarter in arrears after the licensee has sold the income generating product or products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. As such, the Company generally recognizes royalty revenues in the quarter reported to it by its licensees. Therefore, royalty revenues are recognized one quarter in arrears from the quarter in which sales by its licensees occurred. Under this accounting policy, the royalty revenues the Company recognizes are not based upon estimates and are typically reported in the same period in which the Company receives payment from its licensees.

Deferred Revenue

        Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within 12 months from the balance sheet date are classified as long-term deferred revenue.

Deferred Rent

        Deferred rent, included within other non-current liabilities, net of the current portion recorded in accrued expenses in the consolidated balance sheet, consists of the difference between cash payments

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

and the recognition of rent expense on a straight-line basis for the facilities the Company occupies. The Company's lease for its Boston, Massachusetts, facility provides for a rent-free period as well as fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease term is being charged to rent expense ratably over the life of the lease.

Other Liabilities

        In conjunction with the Merger, as discussed in Note 4, the Company assumed a sublease liability for Zalicus' Cambridge, Massachusetts facility, which is included within other non-current liabilities, net of the current portion recorded in other current liabilities on the consolidated balance sheet. The liability represents the fair value of the difference between the total sublease payments to be received by the Company and the total payment obligation for the Company per the lease agreement.

        The Company has an operating lease for office space in Boston, Massachusetts. In connection with this lease, the Company and its third party lessor agreed that the lessor would pay for certain leasehold improvements on behalf of the Company. These leasehold improvements are accounted for as a lease incentive obligation, which is recorded in other non-current liabilities, net of the current portion recorded in other current liabilities. This liability is being amortized over the life of the lease and as a reduction to rent expense.

Organizational Costs

        All organizational costs are expensed as incurred.

Research and Development Costs

        Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation, facilities and overhead, clinical study and related clinical manufacturing costs, regulatory and other related costs. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

        Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be.

Stock-Based Compensation

        The Company accounts for grants of stock options and restricted stock based on their grant date fair value and recognizes compensation expense over the award's vesting period. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model and restricted stock based on the fair value of the underlying common stock, which is determined as the closing trading price of the Company's common stock subsequent to the Merger, in which the Company's common stock became publicly traded, and was determined by management prior to the Merger (Note 13).

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The expense is adjusted for actual forfeitures at the end of each reporting period. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.

        Stock-based awards issued to nonemployees are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. Awards are revalued at each reporting date and upon vesting and are expensed on a straight-line basis over the vesting period.

Income Taxes

        The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

        The Company recognizes net deferred tax assets through the recording of a valuation allowance to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future, in excess of its net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

        The Company records uncertain tax positions on the basis of a two-step process whereby: (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the "two-class method"). The Company's convertible preferred stock, which was exchanged for Public Epirus Common Stock in the Merger, participated in any dividends declared by the Company and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Comprehensive Loss

        Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The Company's net loss equals comprehensive loss for all periods presented.

Recent Accounting Pronouncements

Revenue Recognition

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

Discontinued Operations and Disposals

        In April 2014, the FASB issued ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-8"). ASU 2014-8 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity's operations and financial results. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance is effective for fiscal years beginning after December 15, 2014.

Development Stage Entity

        In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification ("ASC"). In addition, the update adds an example disclosure in Risks and Uncertainties, ASC Topic 275, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

related to the company's current activities and removes an exception provided to development stage entities in Consolidations, ASC Topic 810, for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with the revised consolidation standards effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company early adopted the guidance and eliminated the presentation and disclosure requirements of ASC Topic 915 during the three months ending June 30, 2014 and the year ended December 31, 2014.

Going Concern

        In August 2014, the FASB issued ASC Update No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40) ("ASU 2014-14"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entities ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company's financial position or results of operations.

3. Business Agreements

Ranbaxy Laboratories

        In January 2014, the Company and Ranbaxy Laboratories Limited ("Ranbaxy") executed a royalty-bearing and non-transferrable license agreement ("License Agreement") for BOW015 to Ranbaxy for a broad range of territories including India, selected Southeast Asian markets and North Africa. Under the terms of the agreement, the Company and Ranbaxy will pursue the commercialization of BOW015 in India and Ranbaxy received the right to sell BOW015 in the territories specified in the agreement. Ranbaxy does not have the right to manufacture BOW015.

        Ranbaxy made an upfront payment of $500 upon the execution of the agreement and is obligated to pay the Company up to $1,000 if certain development and regulatory approval milestones are achieved and up to $10,000 if certain sales milestones are achieved. Additionally, the Company is entitled to receive royalties in the mid-teens on net sales in the territories, which royalties are subject to reduction or renegotiation in certain limited circumstances. Under certain circumstances of uncured breach by the Company and termination of the License Agreement by Ranbaxy, monetary damages of $500, would be due to Ranbaxy.

        Unless terminated earlier in accordance with the terms of the agreement, the License Agreement with Ranbaxy expires 20 years following the first commercial sale in the territories.

        Under the License Agreement, Ranbaxy is responsible for all activities related to the commercialization of BOW015 in the territories. The Company is responsible for performing the development activities required for obtaining regulatory approval in India, joint steering committee participation and clinical and commercial supply of product. The Company also agreed to perform the development activities required to obtain regulatory approval in other parts of the territories. These activities and the related fees will be agreed upon by Ranbaxy and the Company in future written agreements.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        The Company has determined that the deliverables under the Ranbaxy agreement are the license, development activities related to regulatory approval in India, joint steering committee services and the obligation to supply clinical and commercial product. The Company's obligation to perform future development activities to obtain regulatory approval in other parts of the territories is not a deliverable at the inception of the agreement as the Company will be compensated separately for these activities, and it is uncertain at this time if the Company will ever be requested to perform these activities by Ranbaxy.

        The Company determined that the license and the other activities and services do not have standalone value apart from the requirement for the Company to deliver commercial material. Ranbaxy has not been granted a license to manufacture BOW015, which prevents them from using the license and related services for their intended purpose without the involvement of the Company. Therefore, the deliverables are not separable and represent one single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the last to be provided deliverable. As a result, no revenue was recognized until delivery of the commercial supply began. All amounts received from Ranbaxy were recorded as deferred revenue prior to the delivery of the commercial supply began.

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

        On September 9, 2014, the Company entered into an amendment (the "Amendment") to the License Agreement. The Amendment amended the License Agreement to revise (i) the royalty tiers for net sales based on final product sale forecasts and supply costs in the territory, and (ii) Ranbaxy's obligations with respect to minimum annual sales targets in any given country such that the obligations are subject to a final grant of approval for BOW015 by the applicable regulatory authority for all indications as have been granted for the innovator product in such country. Other than as set forth in the Amendment, the License Agreement remains in full force and effect following the parties' execution of the Amendment.

        In September 2014, the Company and Ranbaxy entered into a supply agreement for BOW015 under which Epirus, through its third party manufacturing supplier, will provide Ranbaxy with finished products for clinical use, regulatory use and commercialization in accordance with the License Agreement. Under the terms of the supply agreement, the Company's designated manufacturer will receive consideration from Ranbaxy for commercial finished product. Unless terminated earlier in accordance with terms, the Company's supply agreement with Ranbaxy expires 10 years from the effective date, subject to five two-year automatic renewal periods.

        In November 2014, the Company launched Infimab (BOW015) and Ranbaxy completed the first commercial sale of Infimab in India, signifying commercial supply of product has commenced. Upon this event, an additional milestone of $250 became due and payable and the Company began to recognize revenue, over the remaining term of the License Agreement, associated with the upfront and

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

milestone payments which were initially recorded as deferred revenue, excluding $500 which will remain deferred until the previously discussed breach and termination right lapses. As subsequent milestones are achieved, these payments will be recognized as revenue over the remaining term of the License Agreement, including the five two-year automatic renewal periods. Royalty revenues from sales of Infimab will be recognized one quarter in arrears in conjunction with the Company's accounting policy (Note 2).

        The Company has invoiced Ranbaxy for a total of $1,250, including the upfront payment, and received payments related to the agreement totaling $1,000 during the year ended December 31, 2014. The outstanding $250 due from Ranbaxy as of December 31, 2014 has been excluded from accounts receivable and deferred revenue.

Orygen Biotechnology

        In September 2013, the Company entered into a binding Heads of Agreement ("Orygen Heads of Agreement") with Orygen Biotechnology ("Orygen"), a Brazilian corporation, for the negotiation of the terms of a definitive agreement under which Orygen would be granted exclusive rights to commercialize BOW015 in Brazil. As consideration for entry into the Orygen Heads of Agreement, and the rights to be granted under the definitive agreement, the Company received a non-creditable, non-refundable initial upfront cash payment of $250 from Orygen.

        The Orygen Heads of Agreement, as extended by the parties, was terminated on May 19, 2014. The Company recognized the $250 upfront cash payment as other income in the consolidated statement of operations and comprehensive loss in the year ended December 31, 2014.

Livzon Mabpharm

        In September 2014, the Company entered into an Exclusive License and Collaboration Agreement (the "Agreement") with Livzon Mabpharm Inc. ("Livzon") for the global development and commercialization of certain antibodies or related biological compounds, including the Company's BOW015, a biosimilar version of infliximab.

        Under the Agreement, the Company and Livzon each agreed to grant the other party, in the other party's territory, exclusive, royalty-bearing licenses under certain patent rights and know-how to develop, manufacture and commercialize BOW015 and up to four additional compounds chosen by mutual agreement of the parties (collectively, the "Collaboration Compounds"). Livzon's territory consists of China, Hong Kong, Macau and Taiwan (the "Livzon Territory"), and the Company's territory consists of the rest of the world. The parties share pre-clinical development expenses for each Collaboration Compound based on certain factors specific to each compound. Each party bears the responsibility and expenses for clinical development and commercialization of each Collaboration Compound in its territory. Livzon will be the preferred supplier of each Collaboration Compound for pre-clinical, clinical, and commercialization purposes, subject to Livzon's satisfaction of certain performance criteria and subject to the negotiation of a separate supply agreement.

        As consideration for the license granted to Livzon to develop and commercialize BOW015, the Company is eligible to receive from Livzon a nonrefundable milestone payment of $2,500 upon the achievement of a specified regulatory milestone in the Livzon Territory. The Company is also eligible to receive from Livzon tiered royalties based on a percentage of net sales of BOW015 products in the

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Livzon Territory ranging from the low- to high-single digits. Any future Collaboration Compounds have cross-milestone and royalty obligations in amounts to be mutually agreed upon at a later date.

        If not terminated earlier or extended by mutual agreement of the parties, the Agreement expires in its entirety 20 years from the effective date.

        The Company determined that the substantive terms of the Agreement are those relating to the license granted to Livzon to develop and commercialize BOW015 and the related Technology Transfer, as defined in the Agreement, which is the know-how to develop and manufacture BOW015 as described above. Under the Agreement, Livzon is responsible for all activities related to the commercialization of BOW015 in the Livzon Territory. The Company is responsible for the Technology Transfer and a small amount of advisory services to Livzon.

        The Company has determined that the deliverables under the Agreement are the license, Technology Transfer and a small amount of advisory services. Additional obligations that may arise under the Agreement are not deliverables at the inception of the Agreement as the Company will be compensated separately for these activities, and it is uncertain at this time if the Company will ever be requested to perform these activities by Livzon.

        The Company determined that the license, Technology Transfer and advisory services do not have standalone value. The Technology Transfer is required to enable Livzon to manufacture BOW015. Without such capability, Livzon would not be able to use the license and services for their intended purpose without the involvement of the Company. Therefore, the deliverables are not separable and represent one single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the last to be provided deliverable.

        The Company determined that the specified regulatory milestone is not substantive due to the lack of development activities required from the Company subsequent to the execution of the Agreement. As a result of the factors above, no revenue will be recognized until the milestone is achieved and the $2,500 will be recognized as revenue after the milestone is achieved, over the remaining period of the Technology Transfer. As of December 31, 2014, no amounts have been paid and no amounts have become due and payable under the Agreement.

  Moksha8 Pharmaceuticals

        In September 2014, the Company entered into an amendment (the "Amendment") to the Revenue and Negotiation Rights Agreement between the Company and Moksha8 Pharmaceuticals, Inc. ("Moksha8"), dated as of December 31, 2010 (the "Moksha8 Revenue Agreement"). Under the terms of the Moksha8 Revenue Agreement, the Company was required to pay to Moksha8 royalties based on nets sales of BOW015 by the Company or its affiliates at a percentage in the very low double digits, and a portion of all licensing revenue received by the Company from third parties to commercialize BOW015 at a percentage in the mid-teens, subject in each case to reduction in certain circumstances.

        The Amendment amends the Moksha8 Revenue Agreement to terminate the Company's royalty and revenue sharing payment obligations with respect to products that are biosimilars to infliximab, which includes the Company's BOW015 product, in exchange for the Company's payment of $1,500 in two installments.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        In October 2014, the Company entered into a second amendment (the "Second Amendment") to the Amendment between the Company and Moksha8. Under the terms of the Second Amendment, the $1,500 of payments described in the Amendment was reduced to $1,400. Pursuant to the Amendment and the Second Amendment, in October 2014 the Company made payments to Moksha8 totaling $1,400 and recorded an extinguishment of previously accrued royalty obligations of $150 and an intangible asset of $1,250 (Note 7).

        Moksha8 is owned in part by Montreux Equity Partners and TPG Capital, which are also shareholders of the Company. As of December 31, 2014, Montreux Equity Partners and TPG Capital each owned approximately 17% of the Company.

4. Merger

        As described in Note 1, "Organization," on July 15, 2014, the Company completed the Merger with Zalicus. Pursuant to the Merger Agreement, each share of capital stock of Private Epirus was exchanged for 0.13259 shares of Public Epirus Common Stock (the "Exchange Ratio"). All Private Epirus stock options granted under the Private Epirus stock option plans (whether or not then exercisable) that were outstanding prior to the effective time of the Merger, and all warrants to purchase Private Epirus capital stock that were outstanding prior to the effective time of the Merger were exchanged at the same ratio as described below. Upon the consummation of the Merger, equity holders of Private Epirus were issued an aggregate of 10,288,180 shares of Public Epirus Common Stock, plus 1,152,042 and 21,996 shares of Public Epirus Common Stock which could be issued in the future upon exercise of stock options and warrants, respectively.

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

        The Merger has been accounted for as a reverse acquisition under the acquisition method of accounting with Private Epirus treated as the accounting acquirer and Zalicus treated as the acquired company for financial reporting purposes. Private Epirus was determined to be the accounting acquirer based upon the terms of the Merger and other factors, such as relative voting rights and the composition of the combined company's board of directors and senior management. Accordingly, the Zalicus tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess consideration transferred recorded as goodwill.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        See Note 13, "Stock-Based Compensation," for additional details regarding the accounting treatment for the equity awards of Private Epirus and Zalicus.

        The acquisition-date fair value of the consideration transferred is as follows:

Number of shares of Public Epirus Common Stock owned by Zalicus stockholders(1)	2,635,871
Multiplied by the price per share of Public Epirus Common Stock(2)	$11.80

Fair value of shares of Public Epirus Common Stock owned by Zalicus stockholders	$31,104
Acquisition-date fair value of assumed Zalicus equity awards attributable to precombination services(3)	$220

Total consideration transferred	$31,324

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

(3)
Consideration transferred includes approximately $220 of Zalicus equity awards assumed and deemed attributable to precombination services to Zalicus. This amount excludes approximately $355 of acquisition-date fair value attributable to postcombination service, which was recorded to reflect the acceleration of nonvested equity awards of Zalicus upon the termination of certain Zalicus employees after the Merger. The Company recognized the $355 as stock-based compensation expense in the postcombination period ended December 31, 2014 (Note 13). The fair value of the equity awards at July 15, 2014 was determined using a Black-Scholes option-pricing model with the following ranges of assumptions: exercise price of $14.70 per share to $591.00 per share; underlying stock value of $11.80 per share; expected volatility of 66.02%; expected term of 0.1 years to 6.0 years; and risk-free interest rate of 1.91%.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

July 15, 2014
Cash and cash equivalents	$13,756
In-process research and development	5,500
Goodwill	14,864
Restricted cash	1,850
Other assets	253

Total assets acquired	36,223

Accounts payable	(1,584)
Accrued expenses	(381)
Other current liabilities	(376)
Other liabilities	(391)
Deferred tax liabilities	(2,166)

Total liabilities assumed	(4,899)

Total net assets acquired	$31,324

        The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the tax basis of the assets acquired and the liabilities assumed. Any adjustments to the purchase price allocation as a result of a change in tax basis or rates will be made as soon as practicable but no later than one year from July 15, 2014, the acquisition date.

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

        Other liabilities of $391 and $376 of other current liabilities relates to a sublease liability assumed for Zalicus' Cambridge, Massachusetts facility. The liability represents the fair value of the difference between the total sublease payments and the total payments for the facility per the lease agreement. The original lease and the sublease agreement terminate in January 2017.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        The deferred tax liability of $2,166 relates to the temporary difference associated with the $5,500 value of the IPR&D asset, which is not deductible for tax purposes. The deferred tax liability was recorded based on a 39.39% effective tax rate.

        The operating results of Zalicus for the period from July 16, 2014 to December 31, 2014, including an operating loss of $25, have been included in the Company's consolidated financial statements as of and for the year ended December 31, 2014.

        The Company incurred a total of $5,779 in transaction costs in connection with the Merger, excluding Zalicus transaction costs, which were included in general and administrative expense within the consolidated statements of income for the year ended December 31, 2014. The following supplemental unaudited pro forma information presents the Company's financial results as if the acquisition of Zalicus had occurred on January 1, 2013:

	Year Ended December 31,
	2014	2013
Total revenues, net	$2,739	$14,731
Net loss	$(32,410)	$(69,630)

        The above unaudited pro forma information was determined based on the historical GAAP results of the Company and Zalicus. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the acquisition was completed on January 1, 2013. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

  (1)
  Elimination of $8,673 of transaction costs for both the Company and Zalicus from the year ended December 31, 2014, and inclusion of these transaction costs in the year ended December 31, 2013;

  (2)
  Elimination of $355 of stock-based compensation expense related to the acceleration of vesting of previously unvested Zalicus awards in connection with the Merger from the year ended December 31, 2014, and inclusion of this charge in the year ended December 31, 2013;

  (3)
  Elimination of $1,980 of expense related to severance agreements from the year ended December 31, 2014, and inclusion of this charge in the year ended December 31, 2013; and

  (4)
  Elimination of $222 and $789 of other expense related to the change in the fair values of liability-classified warrants from the years ended December 31, 2014 and 2013, respectively, as the Company's outstanding warrants were reclassified to equity in connection with their exchange in the Merger.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

5. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2014	2013
Prepaid clinical expenses	$5	$599
Prepaid manufacturing expenses	457	194
Prepaid other expenses	633	85
Other current assets	461	10

Total prepaid and other current assets	$1,556	$888

6. Property and Equipment, Net

        Property and equipment consisted of the following:

	As of December 31,
	2014	2013
Computer equipment	$173	$70
Furniture and fixtures	116	49
Leasehold improvements	504	10

Total property and equipment	793	129
Less: accumulated deprecation	(89)	(39)

Property and equipment, net	$704	$90

        Depreciation expense related to property and equipment amounted to $83 and $31 for the years ended December 31, 2014 and 2013, respectively.

7. Goodwill, IPR&D and Intangible Assets, Net

Goodwill

        The following table represents changes in goodwill for the fiscal year ended December 31, 2014:

Balance at December 31, 2013	$1,499
Goodwill related to Merger	14,864

Balance at December 31, 2014	$16,363

        As of December 31, 2014, there were no accumulated impairment losses. Goodwill has been assigned to the Company's single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company (Note 2).

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

IPR&D

        The Company's IPR&D asset relates to the development and commercialization of product candidates acquired by the Company. During the years ended December 31, 2014 and 2013, the Company's IPR&D related to product candidates Z944 and BOW015, respectively.

        In connection with the Merger in 2014, the Company recognized IPR&D related to product candidate Z944. The carrying value of the IPR&D related to Z944 as of December 31, 2014 was $5,500. See Note 4 "Merger" for additional details. During the first quarter of 2015, the Company began pursuing a sale of this asset and believes that such a sale will take place in the next 12 months.

        The IPR&D asset as of December 31, 2013 relates to the development and commercialization of the Company's lead product candidate, BOW015. In July 2014, the Company received the necessary approvals to manufacture and market BOW015 in India. Upon such approval for commercialization in India, the $2,437 of IPR&D associated with BOW015 was reclassified from an indefinite-lived asset to a finite lived asset. The carrying value of the IPR&D related to BOW015 was $0 and $2,374 as of December 31, 2014 and 2013, respectively.

Intangibles

        As described above, in July 2014, the Company reclassified the $2,437 of IPR&D associated with BOW015 from an indefinite-lived asset to a finite-lived asset. During the year ended December 31, 2014, the Company began amortizing the intangible asset over its expected useful life of approximately 16.5 years. The Company determined the useful life of the asset based upon the period over which the Company expects to earn future economic benefit for BOW015. The Company recognizes amortization expense utilizing the straight-line method.

        As described in Note 3, "Business Agreements," in September 2014 and October 2014, the Company entered into the Amendment and Second Amendment, respectively, which amended the Moksha8 Revenue Agreement to terminate the Company's revenue sharing payment obligations with respect to products that are biosimilars to infliximab, in exchange for payments of $1,400. In connection with the payments under the Amendment and Second Amendment, in September 2014, the Company recorded an intangible asset of $1,250, which will be amortized over the expected useful life of the intangible asset associated with BOW015, described above.

        Intangible assets, net of accumulated amortization is as follows:

	December 31, 2014	December 31, 2013
Intangible assets	$3,687	$—

	3,687	—
Less: accumulated amortization—intangible assets	(82)	—

Intangible assets, net	$3,605	$—

        Amortization expense, which is included within research and development expense in the consolidated statements of operations and comprehensive loss, was $82 and $0 for the year ended December 31, 2014 and 2013, respectively.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        The estimated aggregate amortization of intangible assets as of December 31, 2014, for each of the five succeeding years and thereafter is as follows:

December 31, 2014
2015	$225
2016	225
2017	225
2018	225
2019	225
2020 and thereafter	2,480

Total	$3,605

8. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
Accrued professional fees	$1,822	$544
Accrued compensation	1,244	725
Accrued manufacturing expense	813	380
Accrued clinical expense	63	286
Accrued interest expense	71	502
Other	88	55

Total accrued expenses	$4,101	$2,492

9. Debt

2013 Notes

        On March 13, 2013, the board of directors approved the issuance of $7,500 of convertible notes. The notes bore interest at a rate of 8% per annum and provide the holders of the notes with 20% warrant coverage. The Company received proceeds of $5,000 on March 13, 2013, and $2,500 on July 8, 2013. On October 1, 2013, the board of directors approved the issuance of an additional $5,000 of convertible notes. The notes bear interest at a rate of 8% per annum and provide the investors of the notes with 20% warrant coverage. The Company received proceeds of $1,667 on October 1, 2013, and the remaining $3,333 on October 31, 2013. All of the notes had a maturity date of December 31, 2013.

        The 2013 convertible notes were: (1) automatically convertible upon the consummation of a qualifying equity fundraising of gross proceeds of at least $20,000, excluding proceeds from the convertible note issuances, into the class of shares to be issued to investors participating in the fundraising at a conversion price per share equal to 80% of the price per share paid by other investors; (2) convertible at the election of holders of at least 60% of the aggregate outstanding principal amount of the notes, upon the consummation of a non-qualifying equity fundraising, defined as the issuance of convertible preferred stock that does not constitute a qualified financing, into either the class of shares to be issued to investors participating in the fundraising at a conversion price per share equal to 80% of the price per share paid by other investors or Series A convertible preferred stock ("Series A

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Preferred") at a price of $1.00 per share; (3) automatically puttable upon the consummation of a change of control through an acquisition or asset transfer into cash equal to three times the outstanding principal, plus accrued but unpaid interest through the date of payment; and (4) convertible into Series A Preferred at a price of $1.00 per share, at the option of the holders of at least 60% of the nominal amount of the aggregate outstanding principal amount of the notes upon the notes not being converted under another method as of the maturity date.

        In connection with the 2013 convertible notes issuances, the Company issued to the note purchasers warrants to purchase an aggregate of 2,499,996 shares of Series A Preferred with an exercise price of $0.01 per share, subject to certain limitations and adjustments. The aggregate fair values of the warrants at their issuance dates of $2,472 (Note 10) were recorded as a discount to the respective convertible notes.

        The Company determined the convertible notes issued during 2013 contain a BCF aggregating $2,440, which was recorded as a debt discount. The debt discounts were amortized to interest expense using the effective interest method over the period between the issuance dates and the maturity date. The debt discounts on the notes issued in 2013 were fully amortized as of December 31, 2013, and the carrying value of the convertible notes was $12,500.

        As of December 31, 2013, the convertible notes principal outstanding and all accrued but unpaid interest was due and payable. On March 10, 2014, the $12,500 principal amount of convertible notes outstanding at December 31, 2013, plus accrued but unpaid interest of $684, were converted into 13,184,383 shares of Series A convertible preferred stock.

March 2014 Notes

        On March 10, 2014, the Company issued and sold $5,000 of convertible notes to finance the operations of the Company. The notes bore interest at a rate of 8% per annum, had a maturity date of April 30, 2014 and provided the holders of the notes with 20% warrant coverage.

        The 2014 note agreements contained the following settlement provisions: (1) in the event of a qualified financing in which the Company issues and sells shares of preferred stock for gross proceeds of at least $20,000 from one or more persons that are not current holders of capital stock, prior to the maturity date of the note, all outstanding principal and accrued interest automatically converts into the same class and series of capital stock at the price paid per share by the other purchasers in the qualified financing event; (2) in the event of a corporate merger, all outstanding principal and accrued interest automatically converts into the Company's Series A Preferred at a conversion price equal to $1.00 per share; (3) in the event of an acquisition or asset transfer, the Company shall pay the outstanding note holders an amount in cash accrued and unpaid interest through the date of the payment and three times the outstanding principal balance; (4) in the event of a non-qualified financing, holders of the notes shall have the option to either convert all outstanding principal and any accrued but unpaid interest into shares of the same class and series of capital stock at the conversion price equal to the price per share of the non-qualified financing securities, or into shares of Series A Preferred, at a conversion price equal to $1.00 per share; (5) following the maturity date of the note, upon a written election by a majority of note holders, all outstanding principal and accrued interest converts into Series A Preferred; and (6) in the event of a default, all outstanding principal and accrued interest becomes immediately due and payable without notice or demand. The warrants were immediately exercisable into 1,000,000 shares of Series A Preferred at an exercise price of $0.01 per share. In the event of a qualified financing, the warrants become exercisable into a number of shares of

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

the preferred stock issued in the qualified financing that represents $1,000 divided by the price per share of the preferred stock.

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

        The Company determined the 2014 notes contained a beneficial conversion feature ("BCF") measured at $2,071, which was recorded as a discount to the convertible notes.

        The aggregate fair value of the warrants at their issuance date was $1,171, which was also recorded as a discount to the convertible notes.

        The total debt discount resulting from the embedded compound derivative, BCF, warrants and lender fees is being amortized as interest expense using the effective interest method over the period between the convertible notes' issuance and maturity date.

        On April 15, 2014, upon the closing of a qualified financing, the issuance of Series B convertible preferred stock ("Series B Preferred") (Note 12), the $5,000 principal amount of convertible notes issued in March 2014, plus accrued and unpaid interest of $13, were converted into 3,947,363 shares of Series B Preferred and the warrants became exercisable into 787,402 shares of Series B Preferred at an exercise price per share of $0.01.

        The conversion of the notes into Series B Preferred was accounted for as an extinguishment of the notes and a repurchase of the BCF. In accordance with the accounting guidance for extinguishments of convertible debt with embedded BCFs, the Company recorded a reduction of additional paid-in capital of $1,150, which represents the intrinsic value of the BCF at the time of extinguishment, and a gain on the extinguishment of the notes of $22 during the year ended December 31, 2014, which represents the difference between the net carrying value of the notes at the time of extinguishment in excess of the remainder of the consideration transferred after the $1,150 allocated to the repurchase of the BCF, plus the derecognition of the $23 derivative liability. Consideration transferred was $5,013, which is the fair value of the shares of Series B Preferred into which the notes converted. The gain was recorded to other income (expense) within the consolidated statement of operations and comprehensive loss.

Hercules Notes

        On September 30, 2014, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Technology Growth Capital, Inc. ("Hercules"). Under the Loan Agreement, Hercules will provide the Company with access to two term loans with an aggregate principal amount of up to $15,000 (collectively, the "Loan"). The first term loan ("Tranche 1"), with a principal amount of $7,500, was funded on October 1, 2014. The second term loan ("Tranche 2"), with a principal amount of up to $7,500, may be drawn down at the Company's option at any time between September 30, 2014 and the earlier of (i) May 30, 2015 or (ii) an Event of Default (the "Draw Period"). The Loan is repayable in monthly installments until April 1, 2018, including an initial interest-only period of 18 months after funding of Tranche 1. Any amounts remaining outstanding at April 1, 2018 will become due immediately. Under the current repayment schedule, this amount is expected to be $1,897. The interest-only period may be extended at the Company's request to

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

November 1, 2016, contingent upon the Company's first patient being dosed in a pivotal clinical study of BOW015 (infliximab) for approval in the European Union prior to May 1, 2016. Upon the Company's request to extend the interest free period, the maturity date of the Loan is also extended to October 1, 2018, at which time any amounts remaining outstanding will become due immediately. The interest rate is a floating interest rate equal to the greater of (i) 7.95%, or (ii) the sum of (A) 7.95%, plus (B) the Prime Rate minus 3.25% per annum. An end of term charge equal to 3.00% of the aggregate original principal balance of the Loan is payable at maturity, including in the event of any prepayment, and is being accrued as interest expense over the term of the loan using the effective interest method. Borrowings under the 2014 Loan Agreement are collateralized by substantially all assets of the Company.

        If the Company repays all or a portion of the term loans prior to maturity, it will pay Hercules a prepayment fee as follows: (i) 2.00% if the prepayment occurs in the first 18 months following the funding date and (ii) no fee if the prepayment occurs after the first 18 months following the funding date.

        The Company may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $2,000 by converting a portion of the principal into shares of the Company's common stock at a rate of $8.06 per share, subject to certain conditions including the Company's stock trading at a level greater than the this rate for seven consecutive trading days and the shares to be issued not exceeding 15% of the Company's total trading volume for the previous 22 consecutive trading days.

        An Event of Default is defined in the Loan Agreement as (i) failure to make required payments; (ii) failure to adhere to Term Loan Advance covenants; (iii) an event or development occurs that has a material adverse effect (a material adverse effect upon: a) the business, operations, properties assets, prospects or condition (financial or otherwise) of the Company, b) the ability of the Company to perform its obligations under the agreement, or c) the collateral or agent's liens on the collateral or the priority of such liens); (iv) false representations in the Loan Agreement; (v) insolvency, as described in the Loan Agreement; (vi) levy or attachments on any of the Company's assets; (vii) default of any other agreement or subordinated debt greater than $250; and (viii) a U.S. Securities and Exchange Commission ("SEC") stop trade order or NASDAQ market trading suspension. Upon an Event of Default, an additional 4% interest will be applied and Hercules may, at its option, accelerate and demand payment of all of any part of the loan together with the prepayment charge. In the event of insolvency, this acceleration and declaration would be automatic. In addition, in connection with the Loan Agreement, the Company agreed to provide Hercules with a contingent security interest in the Company's bank accounts. The Company's control of its bank accounts are not adversely affected unless Hercules elects to obtain unilateral control of the Company's bank accounts by declaring that an Event of Default has occurred. The principle of Tranche 1, which is not due within 12 months of December 31, 2014 has been classified as long-term as the Company determined a material adverse effect, and therefore Hercules exercising its rights under the subjective acceleration clause, is remote.

        Pursuant to the Loan Agreement, subject to certain terms, Hercules was granted the right to participate, in an amount of up to $1,000, in subsequent sales and issuances of the Company's equity securities to one or more investors for cash for financing purposes in an offering that is broadly marketed to multiple investors and at the same terms as the other investors.

        Debt issuance costs of approximately $49 have been ratably allocated to each of the two tranches based upon the total principal amount available to the Company under each tranche. Debt issuance

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

costs related to Tranche 1 are being amortized over the term of the loan using the effective interest method. Issuance costs related to Tranche 2 are being amortized ratably over the Draw Period. Upon a draw down under Tranche 2, the remaining unamortized debt issuance costs will be amortized over the remaining life of the Tranche 2 term loan using the effective interest method.

        In connection with the Loan Agreement, on September 30, 2014, the Company issued to Hercules a warrant to purchase 64,194 shares of Public Epirus Common Stock at an exercise price of $7.01 per share. The Warrant's fair value of $248 at September 30, 2014 was determined using a Black-Scholes option-pricing model. See Note 10, "Warrants," for further description of the warrant.

        In addition to the warrants, the Company paid a facility fee and legal costs on behalf of Hercules in conjunction with obtaining the Loan. The warrant fair value, the Hercules legal costs, and the facility fee, an aggregate of $463, were ratably allocated to each of the two tranches based upon the total principal amount available to the Company under each tranche. The costs of approximately $231 allocated to Tranche 1 were recorded as a debt discount and are being amortized as additional interest expense over the term of the loan using the effective interest method. The costs allocated to Tranche 2 were recorded as prepaid expenses and other current assets and are being amortized ratably over the Draw Period. Upon a draw down under Tranche 2, the remaining unamortized costs will be reclassified to debt discount and will be amortized over the remaining life of the Tranche 2 term loan using the effective interest method.

        As of December 31, 2014, the Company had outstanding borrowings under the 2014 Loan Agreement of $7,500. As of December 31, 2014, on the Company's balance sheet, the Company has recorded a long-term debt obligation of $7,282, net of debt discount of $218. Amortization of the debt discount, which was recorded as interest expense in the statement of operations, was approximately $14 for the period ended December 31, 2014.

        Future principal payments, which exclude the 3% end of term charge, in connection with the 2014 Loan Agreement, as of December 31, 2014 are as follows:

Principal Payments
2015	$—
2016	1,851
2017	2,971
2018	2,678

Total	$7,500

10. Warrants

        Prior to the Merger, Zalicus issued warrants to purchase common stock to certain third parties. Zalicus issued warrants to purchase 148 shares of common stock to General Electric Capital Corporation with an exercise price of $405.00 per share that expire on June 28, 2015 and warrants to purchase 1,079, 1,887 and 3,737 shares of common stock to Oxford at exercise prices of $83.40, $135.00 and $68.40 per share, respectively. The Oxford warrants expire on December 22, 2017.

        The Company issued warrants to purchase shares of the Company's Series A Preferred at various dates during and between the years ended December 31, 2011 and 2013, in connection with various financing arrangements, including the issuance of convertible notes and the issuance of Series A

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Preferred, and to one of the Company's Series A Preferred investors for services provided. All of the warrants to purchase Series A Preferred were initially recorded as liabilities that must be remeasured at each reporting period (see Note 11 for additional information regarding the measurement of fair value of the warrant liabilities).

        During the year ended December 31, 2013, the Company issued warrants to purchase 2,499,996 shares of Series A Preferred as follows:

  (1)
  999,999 warrants with a fair value of $826 issued in connection with the issuance of convertible notes on March 13, 2013;

  (2)
  499,998 warrants with a fair value of $494 issued in connection with the issuance of convertible notes on July 8, 2013;

  (3)
  333,333 warrants with a fair value of $384 issued in connection with the issuance of convertible notes on October 1, 2013; and

  (4)
  666,666 warrants with a fair value of $768 issued in connection with the issuance of convertible notes on October 31, 2013.

        Each warrant issued during 2013 was immediately exercisable, generally expires approximately seven years from the original date of issuance and had an exercise price of $0.01. Each warrant is exercisable on either a physical settlement or net share settlement basis.

        Warrants to purchase 498,306 shares of Series A Preferred were exercised at a price of $0.01 per share in the year ended December 31, 2013.

        In March 2014, the Company issued warrants, in connection with a convertible notes issuance, to purchase 1,000,000 shares of Series A Preferred with an exercise price of $0.01 per share (Note 9). Upon the Series B Preferred financing described in Notes 9 and 12, these warrants became exercisable into 787,402 shares of Series B Preferred at an exercise price of $0.01 per share. The aggregate fair value of such warrants at their issuance date was $1,171. Each warrant was immediately exercisable and expires approximately seven years from the original date of issuance. Each warrant was exercisable on either a physical settlement or net share settlement basis.

        In April 2014, warrants to purchase 5,101,816 shares Series A Preferred were exercised into 5,101,816 shares of Series A Preferred. In April 2014, the warrants to purchase Series B Preferred were exercised into 787,402 shares of Series B Preferred.

        In connection with the Merger on July 15, 2014, all of the Company's outstanding warrants exercisable for shares of preferred stock were exchanged for warrants exercisable for shares of Public Epirus Common Stock, which resulted in the reclassification of the liability-classified warrants to additional paid-in capital.

        See Note 11, "Fair Value Measurements," for additional details.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        As described in Note 9, the Company entered into a Loan Agreement with Hercules under which the Company was given access to up to $15,000 of term loans. As consideration for the Loan Agreement, on September 30, 2014, the Company issued Hercules warrant to purchase 64,194 shares of its common stock at an exercise price of $7.01 per share (the "Warrant"), which expires five years from issuance. The Warrant's fair value of $248 at September 30, 2014 was determined using a Black-Scholes option-pricing model with the following assumptions: expected volatility of 61.68%; contractual term of five years; and risk-free interest rate of 1.78%. The fair value of the warrant was recorded ratably to debt discount and prepaid expenses and other current assets, as described in Note 9, and credited to additional paid-in capital.

        As of December 31, 2014, all of the Company's outstanding warrants were classified in equity. As of December 31, 2014, the following warrants to purchase common stock were outstanding:

	As of December 31, 2014
	Number of Shares Underlying Warrants	Exercise Price Per Share
Common Stock	1,379	$0.08
Common Stock	64,194	$7.01
Common Stock	20,616	$7.55
Common Stock	3,737	$68.40
Common Stock	1,079	$83.40
Common Stock	1,887	$135.00
Common Stock	148	$405.00

        As of December 31, 2013, the following liability-classified warrants to purchase preferred stock were outstanding:

	As of December 31, 2013
	Number of Shares Underlying Warrant	Exercise Price Per Share	Fair Value at December 31, 2013
Series A Preferred	462,399	$1.00	$311
Series A Preferred	4,805,327	$0.01	$5,532

        As of December 31, 2014, the Company did not have any liability-classified warrants.

11. Fair Value Measurements

        The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of December 31, 2014 and 2013:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$21,462	$—	$—	$21,462

	$21,462	$—	$—	$21,462

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,798	$—		$1,798

	$1,798	$—	$—	$1,798

Liabilities
Warrant liability	$—	$—	$5,843	$5,843

	$—	$—	$5,843	$5,843

        As of December 31, 2014, the Company did not have any liabilities measured at fair value on a recurring basis.

Warrant Liability

        The warrant liability represented the liability for warrants to purchase shares of Series A Preferred issued to investors in connection with the Company's Series A Preferred financings and issued to holders of the Company's convertible notes. The warrant liability was calculated using the Black-Scholes option-pricing model. This valuation method used inputs such as fair value of the Company's Series A Preferred and Series B Preferred shares, historical volatility, the term of the warrant and risk-free interest rates. At June 30, 2014, April 15, 2014, March 31, 2014 and December 31, 2013, the fair value of the Series A Preferred and Series B Preferred were determined using a hybrid of the probability-weighted expected return method ("PWERM") and the option-pricing method ("OPM") ("Hybrid Method"). At December 31, 2014, the Company did not have any warrants classified as liabilities.

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

        The hybrid method is a hybrid between the PWERM and the OPM, estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one of or more of those scenarios. In this valuation the hybrid model considers two possible outcomes: (1) an initial public offering ("IPO") or a reverse merger scenario and (2) continued operations as a private company scenario, which is modelled using the OPM.

        For the IPO or reverse merger scenario, equity value was estimated using the guideline public company ("GPC") method under the market approach and the discounted cash flow ("DCF") method under the income approach. Under the GPC method, equity value was estimated as a multiple of paid-in capital, using the median multiple indicated by selected initial public offerings by biotechnology companies. For the DCF method used in the April 15, 2014, March 31, 2014 and December 31, 2013 valuation, a discount rate of 22%, 30% and 35%, respectively, was assumed.

        In the OPM, equity value was estimated by back-solving the overall hybrid value such that the result is equal to the anticipated price of a future preferred stock series. The OPM used in the

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

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

        For the valuation analysis as of June 30, 2014, equity value under the IPO scenario was calculated based on the actual terms of the Merger, as described in Note 1, "Organization," and Note 4, "Merger," and the closing trading price per share of Zalicus common stock as of June 30, 2014. In the OPM analysis as of June 30, 2014, equity value was estimated using by back-solving the overall equity value to the actual price per share of Series B Preferred paid in the issuance on April 15, 2014. The OPM used in the June 30, 2014 valuation assumed 2.25 years to liquidity and annual volatility of 59%.

        In connection with the Merger on July 15, 2014, all of the Company's outstanding warrants exercisable for shares of preferred stock were exchanged for warrants exercisable for shares of Public Epirus Common Stock, which resulted in the reclassification of the liability-classified warrants to additional paid-in-capital. As of July 15, 2014, immediately prior to their exchange and reclassification, all of the Company's outstanding warrants were remeasured at fair value with the increase in the fair value recorded to other expense in the consolidated statement of operations and comprehensive loss. The fair value of such warrants of $167 at July 15, 2014 was determined using a Black-Scholes option-pricing model with the following ranges of assumptions: exercise price of $0.08 per share to $7.55 per share; underlying stock value of $11.80 per share; expected volatility of 61.58% to 64.96%; contractual term of 3.53 years to 5.10 years; and risk-free interest rate of 1.34% to 1.70%. As of December 31, 2014, the Company does not have any warrants measured using Level 3 inputs.

        Changes in the fair value of the warrant liability where fair value is determined using Level 3 inputs, were as follows:

December 31, 2014
Balance at December 31, 2013	$5,843
Warrant issuance	1,171
Change in fair value	222
Warrant exercises	(7,069)
Reclassification to equity	(167)

Balance at December 31, 2014	$—

Embedded Derivative

        On March 10, 2014, the Company issued $5,000 of convertible notes that contained an embedded compound derivative as described in Note 9. The fair value of the embedded compound derivative was calculated using the "with and without" method. This valuation method first values the notes with the embedded compound derivative ("with" scenario) and subsequently values the notes without the embedded compound derivative ("without" scenario). The difference between the fair value of the notes in the "with and without" scenarios is determined to be the fair value of the embedded compound derivative as of the valuation date.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        Accordingly, the valuation of the embedded compound derivative was determined using Level 3 inputs.

        Changes in the fair value of the embedded compound derivative where fair value is determined using Level 3 inputs, were as follows:

December 31, 2014
Balance at December 31, 2013	$—
Embedded compound derivative	23
Change in fair value	—
Derecognition of embedded compound derivative	(23)

Balance at December 31, 2014	$—

        The following table provides quantitative information about the fair value measurements, including the range of assumptions for the significant unobservable inputs used in the hybrid method valuations of the warrant liability and "with and without" method used for the embedded compound derivative:

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

12. Capital Stock

        As of December 31, 2014, the Company had authorized 300,000,000 shares of common stock, $0.001 par value per share, of which 12,934,102 shares were issued and 12,920,843 shares were outstanding. Additionally, as of December 31, 2014, the Company had authorized 5,000,000 shares of preferred stock, $0.001 par value per share, of which zero were issued and outstanding.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        As of July 15, 2014, the Company amended its certificate of incorporation to increase the authorized capital stock of the Company to 305,000,000 shares, which included 300,000,000 shares of common stock, $0.001 par value per share.

Reserved for Future Issuance

        The Company has reserved for future issuances the following number of shares of common stock:

	As of December 31,
	2014	2013
Conversion of Preferred Stock	—	27,248,746
Stock-based compensation awards	4,403,266	740,470
Warrants to purchase preferred stock	—	5,267,726
Warrants to purchase common stock	93,040	—
Settlement of long-term debt	248,093	—

Total	4,744,400	33,256,942

Convertible Preferred Stock

        In April 2014, Epirus closed an initial Series B Preferred financing with an issuance of 24,409,444 shares for aggregate proceeds of approximately $31,000. Upon the closing of such financing, the $5,000 principal amount of convertible notes issued in March 2014, plus accrued and unpaid interest of $13, were converted into 3,947,363 shares of Series B Preferred (Note 9).

        Upon the closing of the Merger, all outstanding shares of preferred stock were exchanged for shares of Public Epirus Common Stock as part of the Merger at the Exchange Ratio. See Note 4, "Merger," for additional details. As of December 31, 2014, the Company did not have any convertible preferred stock issued or outstanding.

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

Voting Rights

        The holders of Series A Preferred and Series B Preferred were entitled to vote as one class, with common stockholders, based on the number of shares of common stock each holder would receive upon conversion of their Series A Preferred or Series B Preferred into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and approval rights set forth in the Company's amended and restated certificate of incorporation and an amended and restated voting agreement by and among

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

certain stockholders of the Company, directors were elected as follows: the holders of Series B Preferred voted as a separate class for the election of one director; the holders of Series A Preferred voted as a separate class for the election of three directors; the holders of common stock voted as a separate class for the election of one director, which shall have been the currently serving chief executive officer; and the holders of common stock, and Series A Preferred and Series B Preferred, on an as-converted basis, voted together as a single class for the election of any remaining directors. If the common stock of the Company or any affiliate of the Company was not listed on a national securities exchange or other public trading platform on or prior to October 15, 2014, then the Series B Preferred stockholders would thereafter have been entitled to elect two members of the board of directors.

Dividends

        Holders of Series A Preferred were entitled to receive, when and if declared by the board of directors, dividends at the rate of 8% of the original issuance price. Series A Preferred dividends were non-cumulative. In addition to the non-cumulative 8% dividend, the Series A Preferred shares would have also received (on an "as-converted" basis) the same dividend as that declared on common stock shares. The order of preference in the event of a dividend distribution, when and if declared by the board of directors, would have been first made to holders of Series B Preferred, then to holders of Series A Preferred and lastly to holders of common stock. No dividends were ever declared or paid.

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

        After the payment of the full liquidation preference of the preferred stock, the remaining assets, if any, would have been distributed ratably to the holders of preferred stock and common stock on an as-if-converted to common stock basis provided that if the aggregate amount the holders of the Series A Preferred were entitled to receive exceeded three times the original issue price plus all declared and unpaid dividends thereon (the "Maximum Participation Amount"), such holders would have been entitled to receive the greater of the Maximum Participation Amount or the amount they would have received if all shares of preferred stock had been converted into common stock immediately prior to the liquidation event.

        Because liquidation rights included a change in control, the Series A Preferred was classified within temporary equity. However, since a change in control was not considered probable, no adjustment to the carrying amount was required at any date the Series A Preferred was outstanding.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Series B Preferred

Conversion

        Each share of Series B Preferred was convertible at the option of the holder, at any time and from time to time, into fully paid and non-assessable shares of common stock as was determined by dividing the original issuance price by the then applicable conversion price (equal to the original issuance price at all dates Series A Preferred was outstanding).

Voting Rights

        Holders of Series B Preferred and Series A Preferred were entitled to vote as one class, with common stockholders, based on the number of common stock each holder would receive upon conversion of their Series A or Series B Preferred into shares of common stock, for all matters except for the approval of certain major actions by the Company and the election of directors. Subject to certain ownership thresholds and approval rights set forth in the Company's amended and restated certificate of incorporation and an amended and restated voting agreement by and among certain stockholders of the Company, directors were elected as follows: the holders of Series B Preferred voted as a separate class for the election of one director; the holders of Series A Preferred voted as a separate class for the election of three directors; the holders of common stock voted as a separate class for the election of one director, which would have been the currently serving chief executive officer; and the holders of common stock, and Series A Preferred and Series B Preferred, on an as-converted basis, voted together as a single class for the election of any remaining directors. If the common stock of the Company or any affiliate of the Company was not listed on a national securities exchange or other public trading platform on or prior to October 15, 2014, then the Series B Preferred stockholders would thereafter have been entitled to elect two members of the board of directors.

Dividends

        Holders of Series B Preferred were entitled to receive, when and if declared by the board of directors, dividends at the rate of 8% of the original issuance price. Series B Preferred dividends were non-cumulative. In addition to the non-cumulative 8% dividend, the Series B Preferred shares would have also received (on an "as-converted" basis) the same dividend as that declared on common stock shares. The order of preference in the event of a dividend distribution, when and if declared by the board of directors, would have been first made to holders of Series B Preferred, then to holders of Series A Preferred and lastly to holders of common stock. No dividends were ever declared or paid.

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

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        After the payment of the full liquidation preference of the preferred stock, the remaining assets, if any, would have been distributed ratably to the holders of preferred stock and common stock on an as-if-converted to common stock basis, provided that if the aggregate amount the holders of the Series B Preferred were entitled to receive exceeded three times the original issue price plus all declared and unpaid dividends thereon (the "Maximum Participation Amount"), such holders would have been entitled to receive the greater of the Maximum Participation Amount or the amount they would have received if all shares of preferred stock had been converted into common stock immediately prior to the liquidation event.

        Because liquidation rights included a change in control, the Series B Preferred was classified within temporary equity. However, since a change in control was not considered probable, no adjustment to the carrying amount was required at any date the Series B Preferred was outstanding.

13. Stock-Based Compensation

        Private Epirus adopted the 2011 Equity Incentive Plan, as amended ("2011 Plan"), pursuant to which 740,470 shares of common stock were initially authorized for issuance to employees, officers, directors, consultants and advisors of the Private Epirus. The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, rights to purchase restricted stock, stock appreciation rights, phantom stock awards and stock units. In connection with the issuance of restricted common stock, the Private Epirus maintains a repurchase right and shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of incentive stock options shall be eligible to purchase shares of the Private Epirus common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. In April 2014, the Private Epirus board of directors amended the terms of the 2011 Plan to increase the authorized number of shares of common stock available for issuance under the 2011 Plan from 740,470 to 1,504,752. As described in Note 4, through the Merger, all outstanding and unexercised Private Epirus stock options under the 2011 Plan were assumed by Public Epirus under the 2004 Plan.

        In December 2004, the board of directors and stockholders of Zalicus adopted the 2004 Incentive Plan ("2004 Plan"), which was effective on November 9, 2005. On December 21, 2009, the Compensation Committee of the board of directors authorized an increase in the number of shares of common stock reserved for issuance. As of December 21, 2009, 333,333 shares of common stock were reserved for issuance under the 2004 Plan. The 2004 Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the 2004 Plan, which annual increase will be added on the first day of each fiscal year from 2011 through 2015, inclusive, and will be equal to the least of (i) 66,667 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser amount determined by the board of Directors. The Compensation Committee of the board of directors of Zalicus elected not to increase the number of shares of common stock available for issue under the 2004 Plan in each of the years subsequent to 2009. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and unrestricted stock awards, stock appreciation rights, cash awards, performance awards and restricted stock units. Awards under the 2004 Plan may be granted to employees, directors, consultants and advisors.

        In August 2014, the Company submitted a Form S-8 Registration Statement ("S-8") to the SEC. As reflected in the S-8, the Company amended the 2004 Plan to increase the number of shares

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

available for issuance under the 2004 Plan by 3,000,000 shares of common stock. As of December 31, 2014, the Company had 2,750,384 shares available for issuance.

        Terms of stock award agreements are determined by the board of directors, subject to the provisions provided in the 2004 Plan and the 2011 Plan. Stock options generally vest over a four-year period: 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. Options are exercisable over a maximum term of 10 years from the grant date.

        For the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of approximately $1,719 and $140, respectively, in connection with its stock-based payment awards. Stock-based compensation expense for the year ended December 31, 2014 includes $355 of postcombination stock-based compensation expense resulting from the acceleration of vesting of previously unvested Zalicus stock options and RSUs, which occurred upon the termination of certain Zalicus employees following the Merger, and $303 related to restricted stock issued to a non-employee.

        As described in Note 4, through the Merger, outstanding Zalicus equity awards remained legally outstanding without change to any agreement terms. Such Zalicus equity awards were assumed to have been exchanged for equity awards of the Company, the accounting acquirer. As a result, the portion of the acquisition-date fair value of the Zalicus equity awards attributable to precombination service to Zalicus, $220, was treated as a component of consideration transferred. See Note 4, "Merger."

        The exchange of the Private Epirus stock options for stock options to purchase Public Epirus Common Stock was treated as a modification of the awards. The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options.

Stock Options

        A summary of stock option activity during the year ended December 31, 2014 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	458,871	$0.96
Granted	1,241,576	7.73
Options assumed through Zalicus merger	134,454	72.02
Exercised	(98,405)	0.91
Cancelled	(83,614)	36.99

Outstanding at December 31, 2014	1,652,882	$10.03	8.9	$1,628

Vested and expected to vest at:
December 31, 2014	1,596,713	$10.15	8.9	$1,590

Exercisable at:
December 31, 2014	248,134	$28.14	7.4	$672

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

	As of December 31,
	2014	2013
Weighted average grant-date fair value of options granted during the period	$4.62	$0.16
Cash received upon exercise of options	$90	$21

        The aggregate intrinsic value in the table above represents the value (the difference between the Company's common stock fair value on December 31, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The total intrinsic value of options exercised in the years ended December 31, 2014 and 2013 was $71 and $21, respectively. The total fair value of employee stock options vested in the years ended December 31, 2014 and 2013 was $353 and $208, respectively. As of December 31, 2014, there was $4,909 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.28 years.

        In determining the exercise prices for options granted, the board of directors considered the fair value of the common stock as of the measurement date. Prior to the Merger, the fair value of the Company's common stock was determined by the board of directors, with input from management, the assistance of a third-party valuation specialist and the guidance outlined in the American Institute of Certified Public Accountants Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid, based on a variety of different objective and subjective factors, including valuations prepared by third-party valuation specialists, the Company's financial position, the status of development efforts within the Company, the composition and ability of the current scientific and management teams, the current climate in the marketplace, the illiquid nature of the Company's common stock, the prices of arm's length sales of the Company's Series A Preferred and Series B Preferred, the effect of the rights and preferences of the preferred stockholders, and the likelihood of achieving a liquidity event such as a public offering or sale of the Company. In determining the exercise prices for options granted, the Company's board of directors considered, among other things, the most recent contemporaneous valuation of the Company's common stock and their assessment of additional objective and subjective factors that were relevant as of the grant dates. The dates of the Company's contemporaneous valuations have not always coincided with the dates of stock option grants.

        As of April 1, 2013 and dates prior, the Company determined the fair value of its common stock utilizing the OPM as the type of exit event was unknown as of the measurement dates. Subsequent to April 2013 and prior to the Merger, the Company determined the fair value of its common stock utilizing a hybrid method of the PWERM and OPM as the Company began to consider an IPO or reverse merger as an additional strategy. The hybrid method is consistent with the fair value methodology used for the valuation of the Series A Preferred and Series B Preferred. Refer to Note 11 for a description of the OPM, the PWERM and the hybrid method.

        Subsequent to the Merger, the fair value of the common stock was determined as the closing trading price of the Company's common stock.

        In order to determine the fair value of each employee stock award on the grant date, the Company used the Black-Scholes option-pricing model. During the years ended December 31, 2014 and

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

2013, respectively, the range of assumptions used in the Black-Scholes pricing model for new grants and grants issued or accelerated in connection with the Merger were as follows:

	Year Ended December 31,
	2014	2013
Risk-free interest rate	1.80% - 2.09%	1.09% - 1.81%
Expected volatility	63.96% - 66.07%	66.99%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.0%	0.0%

        Risk-Free Interest Rate.    The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock option grants.

        Expected Volatility.    Due to the Company's limited operating history and lack of Company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology and medical device industries.

        Expected Term.    The expected term represents the period of time that options are expected to be outstanding. The Company utilizes the expected terms from an analysis of peer group companies to support the expected term used in the Black-Scholes model, as it does not believe it has sufficient historical data to support this assumption.

        Expected Dividend Yield.    The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no intention to pay future cash dividends.

Executive Employment Agreements

        During May and June 2012, the Company and two executives of the Company entered into employment agreements under which the Company granted the executives stock options and agreed to grant the employees additional stock options to maintain the executives' fully diluted equity interest in the Company if the Company issued additional shares as contemplated in the existing Amended Series A Preferred Stock and Warrant Purchase Agreement, dated as of April 3, 2012, subject to continued employment. Pursuant to these clauses in the employment agreements, the Company granted an aggregate of 48,924 stock options in December 2012 and an aggregate of 44,349 stock options in May 2013. The clause expired upon the grant of such additional options.

        In the May 2012 employment agreement, the Company also agreed to grant additional stock options to the executive upon the occurrence of: (1) an Equity Financing, which is defined as the completion of additional preferred stock equity financing(s) by new investors, resulting in the receipt by the Company, on or before the first anniversary of the commencement of the executive's employment, of at least $25,000, at an increase in the price per share of the preferred stock of the Company of at least 10% as compared to the Series A Preferred price per share ($1.00); or (2) a Strategic Partnership Milestone, which is defined as the closing of one or more strategic partnering transactions relating to the development and/or commercialization of one or more of the Company's biosimilar products that provides to the Company: a) at least $25,000 in initial payments and non-contingent milestone payments within 12 months of the effectiveness of the transaction; and b) at least $50,000 in aggregate payments to the Company, in each case, excluding amounts received by the Company for investments

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

in the Company's equity or debt. Upon the occurrence of an Equity Financing, the Company also agreed to grant the executive additional stock options to maintain the executives' fully diluted equity interest in the Company. Upon the occurrence of a Strategic Partnership Milestone, the Company also agreed to grant the executive additional stock options representing an additional 1% equity interest, on a fully diluted basis, in the Company, determined as of the date of the closing of the Strategic Partnership Milestone. The clause in the May 2012 agreement expired in May 2013 and no additional grants of stock options were earned pursuant to this clause.

Restricted Stock

        In April 2014, the Company granted 53,036 shares of restricted common stock to a non-employee for consulting services. The restricted common stock is subject to certain performance-based vesting conditions under which 25% of the award vested on April 15, 2014 and the remaining 75% would vest following the successful achievement of certain performance milestones and the passage of time. For the 13,259 shares that vested during April 2014, the Company recorded $98 to general and administrative expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2014. In addition, the Company was obligated to pay an upfront fee of $200 and is obligated to pay a monthly consulting fee of $25 for a period of 18 months. The upfront fee of $200 was recorded to general and administrative expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2014.

        In September 2014, an additional 50% of the 53,036 shares of restricted common stock granted in April 2014 vested as a result of certain performance milestones being achieved. Upon such shares' vesting, the Company recorded $185 to general and administrative expense in the consolidated statement of operations and comprehensive loss. The remaining 25% of the 53,036 shares of restricted common stock are expected to vest in September 2015 and are being recognized as expense over this period at their fair value.

        The total of $303 related to restricted stock issued to the non-employee has been recorded to general and administrative expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

        A summary of the restricted stock activity during the year ended December 31, 2014 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	58,560	5.08
Vested	(45,301)	5.08
Cancelled	—	—

Nonvested at December 31, 2014	13,259	$5.08

RSUs

        Prior to the Merger, Zalicus had outstanding 52,777 nonvested RSUs, which were issued to certain employees. In connection with the Merger, pursuant to their original agreements, the Company assumed the RSUs. In connection with the Merger, 25,000 of the RSUs vested immediately. Such

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

shares are included in the number of shares of Public Epirus Common Stock owned by Zalicus stockholders used in the calculation of consideration transferred in the Merger. See Note 4, "Merger," for additional details. Pursuant to their original agreements, the remaining 27,777 RSUs vested upon termination of the employees' following the Merger. Upon the acceleration of vesting of such RSUs, the Company recognized $277 of postcombination stock-based compensation expense, which represents the portion of the acquisition-date fair value of such RSUs that was not attributable to precombination service and is included in the $355 of postcombination stock-based compensation expense resulting from the acceleration of vesting of previously unvested Zalicus stock options and RSUs described above. In addition, the Company recorded a decrease to additional paid in capital in the amount of $297 related to the issuance of common stock upon vesting of the RSU's. A summary of the RSUs activity during the year ended December 31, 2014 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at December 31, 2013	—	$—
Granted	27,777	11.80	—	$—
Vested	(27,777)	11.80	—	$—
Cancelled	—	—

Nonvested at September 30, 2014	—	$—	—	$—

        The table above does not include the 25,000 Zalicus RSUs that vested immediately in connection with the Merger.

14. Income Taxes

        For the year ended December 31, 2013, the Company realized a deferred tax benefit as a result of the transfer of intellectual property to the Company's subsidiary, EPIRUS Switzerland GmbH, a Swiss Corporation. However, because the transfer is an intercompany transaction and is eliminated in consolidation, the Company cannot recognize a tax benefit. As a result, the deferred tax benefit of $943 related to the sale of intellectual property was deferred and was presented on the balance sheet as a deferred tax benefit at December 31, 2013. It is being recognized in earnings as the intellectual property asset is amortized in Switzerland over a period of five years, which is the expected tax amortization period for the intellectual property.

        For the year ended December 31, 2014, the Company has recorded an income tax benefit of approximately $43, which is due to a tax benefit of approximately $184 from the amortization of the Company's deferred tax benefit related to the 2013 transfer of intellectual property described above and an approximately $20 tax benefit from the reversal of the estimated alternative minimum tax due for fiscal 2013, offset by approximately $61 of income tax expense in Brazil and approximately $100 of withholding tax in Switzerland. The Company's losses before income taxes primarily consist of domestic losses and foreign losses from its United Kingdom and Switzerland subsidiaries.

        The component of U.S. and foreign loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2014	2013
United States	$(16,149)	$(16,601)
Foreign	(25,738)	(4,194)

Loss before incomes taxes:	$(41,887)	$(20,795)

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company's deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2014	2013
Deferred tax assets
Current assets:
Accrued Rent	$208	$—
Accrued expenses & other	539	310

Gross current deferred tax assets	$747	$310
Non-current assets:
Net operating loss—U.S.	$11,660	$7,403
Research and development credits	573	193
License/Start-up expenditures	222	242
Accrued Rent	111	—
AMT credit	—	20
Other	147	3
Capitalized R&D	5,611	—
Foreign investment tax credit	4,370	—
Net operating loss—foreign	35,546	1,225

Gross non-current deferred tax assets	$58,240	$9,086

Gross deferred tax assets	$58,987	$9,396

Deferred tax liabilities
Non-current:
Depreciation	$(14)	$—
Swiss IP amortization	(85)	—
Identifiable intangible assets—IPR&D	(2,166)	—

Total non-current deferred tax liabilities	$(2,265)	$—

Gross deferred tax liabilities	$(2,265)	$—

Gross deferred taxes	$56,722	$9,396
Valuation allowance	(58,888)	(9,396)

Net deferred tax liability	$(2,166)	$—

        The Company has recorded a net deferred tax liability of $2,166 related to in-process research and development as a result of the Merger. It is the Company's position that the in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. The valuation allowance increased during the year ended December 31, 2014, due primarily to the deferred tax assets and tax attributes acquired as a result of the Merger as well as the current year loss generated in the U.S. and Switzerland.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

        A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2014	2013
Income tax benefit using U.S. federal statutory rate	$(14,241)	$(7,076)
State income taxes, net of federal benefit	(296)	(784)
Other permanent differences	2,985	1,581
Foreign rate differential	3,836	574
Tax credits	(223)	(143)
Other items	503	21
Tax benefit related to the IPR&D transfer	(185)	—
Foreign withholding taxes	101	—
Net change in valuation allowance	7,477	5,827

Income tax expense (benefit)	$(43)	$—

        As of December 31, 2014 and 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $32,104 and $20,178, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. As of December 31, 2014 and 2013, the Company had foreign net operating loss carryforwards of approximately $144,935 and $6,028, respectively, which may be available to offset future income tax liabilities. The increase in foreign net operating losses is primarily due to the current year loss in Switzerland, as well as the acquisition of Zalicus' Canadian net operating losses. Net operating loss carryforwards generally are unlimited in the United Kingdom and Brazil, while Switzerland allows for a seven year carryforward, and Canada allows for a twenty year carryforward for losses arising in tax years ending after 2005.

        The Company had generated NOL carryforwards from stock-based compensation deductions in excess of expense recognized for financial reporting purposes ("excess tax benefit"). Excess tax benefits are realized when they reduce the taxes payable, as determined by using a "with and without" method, and are credited to additional paid-in capital, rather than a reduction of the income tax provision. As of December 31, 2014 and 2013, the Company had approximately $77 and $0 excess tax benefits, which will be credited to additional paid-in capital when realized.

        As of December 31, 2014 and 2013, the Company had federal research and development tax credit carryforwards of approximately $454 and $152, respectively, available to reduce future tax liabilities which expire at various dates through 2034. As of December 31, 2014 and 2013, the Company had state research and development tax credit carryforwards of approximately $180 and $61, respectively, available to reduce future tax liabilities, certain of the credits have an unlimited carryforward and the remaining credits have a fifteen year carryforward period. The Company also had foreign investment tax credits of approximately $5,283 available to reduce future tax liabilities which expire at various dates through 2028.

        Under the provision of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company acquired a significant amount of federal and state net operating loss carryforward and federal and state research and development credit carryforwards as a result of the Merger. The Company has not performed a full comprehensive Section 382 study to determine any potential loss limitation in the U.S. or a Section 383 study to determine the appropriate amount of tax credit carryforward. A full valuation allowance has been provided against the net operating loss and tax credit carryforwards as of December 31, 2014. If an adjustment is required, the adjustment would be offset by an adjustment to deferred tax assets established for the tax attributes and the valuation allowance or Goodwill for items that are still within the measurement period of purchase accounting.

        The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

        For all years through December 31, 2014, the Company generated research credits, but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

        The Company files income tax returns in the U.S., various state jurisdictions and foreign jurisdictions for its foreign subsidiaries. The federal and state income tax returns are generally subject to tax examinations for the tax years ended 2011 through 2014. The foreign income tax returns are generally subject to tax examinations for the tax years ended 2010 through 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. There are no currently ongoing or pending examinations in any jurisdiction.

        Final regulations under Internal Revenue Code sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property were issued by the Internal Revenue Service and the U.S. Treasury Department on September 13, 2013. The final regulations apply to tax years beginning on or after January 1, 2014. The Company has not recorded any adjustments relating to these final regulations, as it believes the impact to be immaterial and any adjustments recorded would be fully offset by the valuation allowance.

15. Commitments

        On May 15, 2014, the Company amended its March 2013 operating lease for office space in Boston, Massachusetts (the "First Amendment"). The First Amendment provides the Company additional square footage on a new floor of the office. The Company has committed to lease this space for a period of seven years for total cash payments of $3,248. The First Amendment contains rent escalation, rent holiday, and leasehold improvement incentives. Rent escalation and rent holiday are

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

being accounted for as rent expense under the straight-line method. Deferred rent is included in other current and non-current liabilities in the consolidated balance sheet as of December 31, 2014. The Company will record rent expense of approximately $38 per month on a straight-line basis over the effective lease term.

        In connection with the First Amendment, the Company received approximately $477 in leasehold improvement incentives from the landlord. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in other current liabilities and other non-current liabilities in the consolidated balance sheet. The leasehold improvements are included in property and equipment and are being amortized using the straight-line method over the term of the lease, which is the shorter of the estimated useful lives of the assets and the term of the lease.

        In connection with the Merger, as described in Note 4, the Company assumed Zalicus' Cambridge Massachusetts facility lease. This facility was subleased prior to the completion of the Merger. A liability for the fair value difference between the sublease payments to be received and the future minimum lease payments under the lease agreement of $1,853 and $2,562, respectively, has been recorded in the balance sheet as of December 31, 2014 in other current liabilities and other non-current liabilities, respectively. The original lease and the sublease agreement terminate in January 2017.

        In September 2014, The Company entered into a month-to-month lease for office space in Zug, Switzerland at a rate of approximately $3 per month. In March 2015, the Company entered into a 12 month lease effective April 1, 2015 at a rate of approximately $6 per month. Future minimum lease payments of approximately $84 are included in the table below for office space in Switzerland.

        Future minimum lease payments for all of the Company's existing leases are as follows:

December 31, 2014
2015	1,812
2016	1,719
2017	567
2018	472
2019	480
2020 and thereafter	817

Total	$5,867

Less: Future sublease payments to be received	(1,854)

Net future lease payments	$4,013

        Rent expense under operating lease agreements amounted to approximately $366 and $236 for the years ended December 31, 2014 and 2013. Rent expense is reported net of sublease income.

License Agreements

        From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

Catalent Pharma Solutions, LLC

        In January 2009, Moksha8 entered into a cell line sale agreement ("the Cell Line Agreement") with Catalent Pharma Solutions ("Catalent") for the acquisition of a gene expression cell line for BOW015 ("the GPEx Cell Line,") developed by Catalent for Moksha8 pursuant to a separate development and manufacturing agreement dated July 14, 2008. The Cell Line Agreement was assigned to the Company on May 14, 2009, and was amended July 31, 2009 to revise certain payment-related terms. Under the terms of the Cell Line Agreement, the Company exercised an option to acquire all rights in the GPEx Cell Line for development and commercialization of products using the GPEx Cell Line, namely BOW015, subject to certain obligations to make contingent payments to Catalent.

        The Company paid Catalent $0.1 million on execution of the Cell Line Agreement, and paid a further $0.1 million upon exercise of its option to complete the purchase of the GPEx Cell Line. The Company is required to make additional payments to Catalent of up to $0.7 million in the aggregate upon the achievement of certain development and regulatory milestones. In March 2013, the Company paid $0.2 million to Catalent upon the occurrence of certain clinical trial events for BOW015. Pursuant to the agreement, the Company will be obligated to pay an additional $0.5 million upon the achievement of certain development and regulatory milestones. In addition, the Company will be required to pay a contingent sale fee in the form of royalties on worldwide net sales of BOW015 and any other product manufactured using the GPEx Cell Line at a percentage in the very low single digits for a period of 20 years following the first commercial sale of such product, and thereafter at a rate of less than one percent.

        Either the Company or Catalent may terminate the Cell Line Agreement on 60 days' notice for the other party's material breach of the agreement, or for the other party's insolvency, and in the event of Catalent's termination for our material breach of the Cell Line Agreement, the Company's ownership rights in the GPEx Cell Line would revert to Catalent. If the Company terminates the Cell Line Agreement for Catalent's breach, it will retain ownership of the GPEX Cell Line, but their payment obligations to Catalent will terminate.

Bioceros B.V.

        In April 2013, the Company entered into a license agreement, which the Company refers to as the Bioceros Agreement, with Bioceros B.V., or Bioceros, pursuant to which Bioceros granted the Company a non-exclusive license under its rights in the cell lines and associated intellectual property relating to trastuzumab, bevacizumab and rituximab to permit us to manufacture and commercialize antibody products incorporating the licensed antibodies worldwide, provided that solely with respect to trastuzumab, our licensed territory does not include China, Macau and Hong Kong. Bioceros also granted us the right to receive the tangible embodiments of the cell line and all related know-how for trastuzumab, and an option, subject to payment of certain option fees, to evaluate and receive the tangible embodiments of the cell lines and know-how relating to rituximab and bevacizumab. We exercised our option in relation to bevacizumab in June 2013, and subsequently Bioceros transferred the cell line for bevacizumab to us. The Bioceros Agreement was amended in June 2013 to modify certain payment provisions, and to provide for the performance of certain preclinical services by Bioceros, in each case in relation to bevacizumab.

        In October 2013, we entered into a second license agreement with Bioceros, which we refer to as the Second Bioceros Agreement, on substantially similar terms to those of the April 2013 Bioceros Agreement, pursuant to which Bioceros granted us a non-exclusive license under its rights in the cell

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

line and associated intellectual property relating to adalimumab, to permit us to manufacture and commercialize antibody products incorporating adalimumab worldwide except in Japan. We collectively refer to the initial Bioceros Agreement and the Second Bioceros Agreement as the Bioceros Agreements.

        Under the Bioceros Agreement, we paid to Bioceros an up-front payment of $0.3 million as a license issuance fee applicable to the rights in trastuzumab, and have paid a further $0.4 million in the aggregate as a result of the exercise of our option in June 2013 with respect to bevacizumab. Under the Second Bioceros Agreement, we paid Bioceros an up-front payment of $0.07 million upon execution of the Second Bioceros Agreement, and in the first quarter of 2014, paid a further up-front payment of $0.3 million as a license issuance fee applicable to the rights for adalimumab. Under each of the Bioceros Agreements, we are also required to pay Bioceros a tiered annual license maintenance fee, and will be required to make certain payments to Bioceros upon the achievement of specified regulatory milestones for the products covered by the Bioceros Agreement, totaling up to $1.2 million in the aggregate for all potential products across both agreements. Upon commercialization of products covered by the rights licensed under the Bioceros Agreements, we will be required to pay, on a product-by-product basis, a royalty on net sales at a rate of less than one percent, subject to a specified minimum and maximum annual royalty amount under each agreement. Our obligation to pay royalties to Bioceros under each of the Bioceros Agreements will expire, on a product-by-product basis, on the date that is 10 years following the first commercial sale of each such product. We are required to use commercially reasonable efforts to develop and commercialize products in the licensed territory.

        Absent earlier termination, the Bioceros Agreements will remain in force until the expiration of all payment obligations under the applicable agreement. Either we or Bioceros may terminate either of the Bioceros Agreements on 30 days' notice for the uncured material breach by the other party, or immediately upon the other party's insolvency. We may terminate each of the Bioceros Agreements, on an antibody asset-by-antibody asset basis for any reason on 60 days' notice to Bioceros, and Bioceros may terminate the agreements in the event that we challenge any Bioceros patents included in Bioceros's proprietary antibody production platform.

        In November 2014, the Company entered into a Master Services Agreement with Bioceros ("the Bioceros MSA") pursuant to which Bioceros will develop and transfer to the Company rights in a tocilizumab cell line and associated intellectual property, to permit us to manufacture and commercialize antibody products incorporating tocilizumab. Under the Bioceros MSA, the Company is required to pay Bioceros fees for services related to its creation of our tocilizumab cell line, and will be required to make certain payments to Bioceros upon the achievement of specified regulatory milestones under the agreement. Absent earlier termination, the Bioceros MSA will remain in force until the expiration of all payment obligations under the agreement. Either the Company or Bioceros may terminate the Bioceros MSA on written notice for the uncured material breach by the other party, or immediately upon the other party's insolvency. The Company may terminate the Bioceros MSA for any reason on 60 days' notice to Bioceros. For the year ended December 31, 2014, the Company paid $200 under the Bioceros MSA.

16. Net Loss Per Share

        The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the "two-class method"). As the years ended December 31, 2014 and 2013 resulted in net losses, there is no income allocation required under the

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted loss per share.

        The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2014 and 2013, as they would be anti-dilutive.

	As of December 31,
	2014	2013
Convertible preferred stock	—	27,248,746
Settlement of loan agreement	248,093	13,002,222
Options to purchase common stock	1,652,882	458,871
Warrants to purchase preferred stock	—	5,267,726
Warrants to purchase common stock	93,040	—
Nonvested restricted stock	13,259	—

17. Employee Benefits

        Effective January 1, 2013, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company has not made any matching contributions since the adoption of the 401(k) plan.

18. Related Parties

        As discussed in Note 3, in September 2014, the Company entered into an Exclusive License and Collaboration Agreement with Livzon Mabpharm Inc. ("Livzon") for the global development and commercialization of certain antibodies or related biological compounds, including the Company's BOW015, a biosimilar version of infliximab. As of December 31, 2014, Livzon owned approximately 12% of the Company's issued and outstanding common stock. Subsequent to the February 2015 sale of common stock discussed in Note 20, Livzon's ownership decreased to approximately 7%.

        As discussed in Note 3, in September 2014 and October 2014, the Company entered into a series of amendments (collectively, the "amendments") to that certain Revenue and Negotiation Rights Agreement between the Company and Moksha8 Pharmaceuticals, Inc. ("Moksha8"), dated as of December 31, 2010 (the "Moksha8 Revenue Agreement"). Moksha8 is owned in part by Montreux Equity Partners and TPG Capital, which are also shareholders of the Company. As of December 31, 2014, Montreux Equity Partners and TPG Capital each owned approximately 17% of the Company's issued and outstanding common stock. Subsequent to the February 2015 sale of common stock discussed in Note 20, Montreux Equity Partners and TPG's ownership decreased to approximately 5%.

19. Legal Proceedings

        From time to time, the Company is involved in legal proceedings and claims of various types and accounts for these legal proceedings in accordance with ASC Topic 450, "Contingencies." The Company records a liability in its consolidated financial statements for these matters when a loss is considered probable and the amount of loss can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

  Zalicus Shareholder Litigation

        Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, against Zalicus, EB Sub, Inc. the members of Zalicus' board of directors and Private Epirus. Plaintiff has since voluntarily dismissed one of these actions, Civil A. No. 14-1380. The remaining two actions, Civ. A. No. 14-1381 and Civ. A. No. 14-1455, have been consolidated into a single action, In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the "Massachusetts Action"). The Massachusetts Action alleges that the Zalicus board of directors breached its fiduciary duties, and that Private Epirus and EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action seeks relief including, among other things, a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is unlawful and unenforceable, an order enjoining defendants from proceeding with the Merger, an order enjoining defendants from consummating the Merger unless and until additional procedures are implemented and all material information in connection with the proposed Merger is disclosed, rescission of the Merger or any terms thereof to the extent implemented (or an award of rescissory damages), compensatory damages and interest, and an award of all costs of the Massachusetts Action, including reasonable attorneys' fees and experts' fees.

        Between May 1, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Court of Chancery of the State of Delaware against Zalicus, Zalicus' directors, Private Epirus and/or EB Sub, Inc., Stein v. Zalicus Inc., et al., No. 9602; Do v. Zalicus, Inc., et al., No. 9636; and Mendlowitz, et al. v. Zalicus Inc., et al., No. 9664 (the "Consolidated Action"). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Consolidated Action alleged that the Zalicus board of directors breached their fiduciary duties, and Private Epirus and/or EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Consolidated Action sought relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissory damages), an award of compensatory damages, and an award of all costs of the Consolidated Action, including reasonable attorneys' fees and experts' fees.

        On June 6, 2014, plaintiffs' counsel in the Consolidated Action filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Zalicus, Private Epirus, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court of Chancery denied plaintiffs' motion.

        On October 27, 2014, plaintiffs' counsel in the Massachusetts Action served the Company with a motion for voluntary dismissal and an award of attorney's fees. The motion alleges, as set forth in the consolidated amended complaint filed in the Massachusetts Action on May 21, 2014, that the Form S-4 Registration Statement filed with the SEC on May 8, 2014 contained numerous material misstatements and/or omissions that prevented the Company's shareholders from being able to evaluate the reasonableness of the Merger. The motion further alleges that in the Amended Registration Statement filed on June 4, 2014, the Company supplemented the disclosures and addressed the allegedly material

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

misstatements and omissions contained in the initial Registration Statement, and that the Company did so in response to the claims made in the Massachusetts Action.

        On November 6, 2014, with the Massachusetts Superior Court's entry of a judgment of dismissal, the Massachusetts Action was closed.

        On November 10, 2014, the parties in the Consolidated Action submitted a stipulation and proposed order to dismiss the Consolidated Action and to set a schedule for plaintiffs' counsel's anticipated application for an award of attorney's fees and expenses. On November 12, 2014, the Delaware Court entered an order dismissing the Consolidated Action without prejudice. The Delaware Court retained jurisdiction solely for the purpose of determining plaintiffs' anticipated application for an award of attorneys' fees and reimbursement of expenses.

        After the Consolidated Action was dismissed, the parties commenced and engaged in discussions to resolve the amount of plaintiffs' counsel's application for fees and expenses.

        After negotiations, the parties agreed that the Company will make a combined, global fee and expense payment to counsel in both the Consolidated Action and the Massachusetts Action in the amount of $400,000, a small percentage of which will be paid by the Company's insurer, in full satisfaction of plaintiffs' counsel's claim for attorneys' fees and expenses in the Consolidated Action and the Massachusetts Action, which the parties memorialized in a stipulation dated January 13, 2015. The parties requested that the Delaware Court close the Consolidated Action as a result of the stipulation. The Delaware Court directed that notice of the resolution of plaintiffs' counsel's request for attorneys' fees and expenses be provided to shareholders. The parties have since issued notice to shareholders (including via the Company's filing on a Current Report on March 13, 2015). After expiration of the requisite notice waiting period, the parties will submit to the Delaware Court a proposed order verifying that notice has been provided and providing for the final dismissal and closure of the case. The Company expects, per the parties' agreement, that payment of the agreed-to $400,000 fee and expense amount will be made within ten days of the final dismissal and closure of the Consolidated Action.

        As a result of the above order, The Company has recorded $350 in general and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2014.

  Reliance Life Sciences Dispute

        In December 2014, Reliance Life Sciences Pvt Ltd, or RLS, exercised its three-year termination for-convenience right with respect to the RLS Agreement, which will cause the agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the agreement grants RLS exclusive global supply rights for BOW015, that the terms of the Company's collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and seeking to terminate the RLS Agreement. The proceeding initiated by RLS seeks a declaratory judgment, but does not seek any monetary damages. The Company disagrees with these allegations, and intends to dispute them through the arbitration proceeding. These collaboration agreements provide, in the case of Fujifilm, for process development and scale up of manufacturing processes for BOW015 to a capacity that may be sufficient to fulfill future requirements for clinical and commercial supply, and, in the case of Livzon, for a grant of rights, under certain circumstances, to supply BOW015 in the future in certain markets. Neither agreement currently includes terms providing for a commercial supply of BOW015. In the absence of any settlement of the dispute by the parties,

EPIRUS Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share amounts)

the Company expects the arbitration proceedings to be completed over the next six months. Following the arbitration proceeding, if the arbitrator were to decide in favor of RLS, the Company would have 30 days to cure the alleged breach, after which time RLS may exercise its right to terminate the agreement immediately. RLS has indicated that it will continue to supply the Company with BOW015 during the arbitration proceeding.

20. Subsequent Events

        On January 21, 2015, the board of directors of the Company adopted and approved the EPIRUS Biopharmaceuticals, Inc. Severance Plan (the "Severance Plan"), effective January 21, 2015, for employees of the Company at the level of Vice President or above, including the Company's executive officers.

        On January 23, 2015, the Company provided written notice of termination pursuant to the terms of that certain Purchase Agreement dated as of May 8, 2013 (the "Purchase Agreement") between the Company and Lincoln Park Capital Fund, LLC ("LPC") to terminate the Purchase Agreement. The termination was effected on January 26, 2015, one business day following delivery of the notice of termination. The Purchase Agreement provided the Company with an option to terminate the Purchase Agreement for any reason or for no reason by delivering a notice to LPC, and the Company will not incur any early termination penalties in connection with the termination of the Purchase Agreement.

        On February 4, 2015 the Company closed on an underwritten public offering of 9.6 million shares of its common stock, offered at a price of $5.00 per share. Net proceeds to the Company from this offering were approximately $43,555, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 13, 2015, the Company closed on the sale of an additional 958,208 shares of its common stock at a price of $5.00 per share. Net proceeds to the Company from this overallotment were approximately $4,400, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of $47,955 from the offering to progress its global BOW015 clinical program and to advance the development of its other product candidates, as well as for general corporate and working capital purposes.

EPIRUS BIOPHARMACEUTICALS, INC.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
2.1	Agreement and Plan of Merger, dated as of April 15, 2014, by and among the registrant, EB Sub, Inc., f/k/a BRunning, Inc. ("EB Sub, Inc.") and Private Epirus	S-4	2.1	05/8/2014	333-195818
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of May 7, 2014, by and between the registrant and Private Epirus	S-4	2.2	05/8/2014	333-195818
3.1	Sixth Amended and Restated Certificate of Incorporation of the registrant	S-1/A	3.2	11/4/2005	333-121173
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of the registrant	8-K	3.1	12/21/2009	000-51171
3.3	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of the registrant	8-K	3.1	09/9/2010	000-51171
3.4	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of the registrant	8-K	3.1	10/2/2013	000-51171
3.5	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of the registrant	8-K	3.1	07/15/2014	000-51171
3.6	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of the registrant	8-K	3.2	07/15/2014	000-51171
3.7	Second Amended and Restated By-Laws of the registrant	8-K	3.1	07/18/2014	000-51171
4.1	Specimen certificate representing the common stock of the registrant	10-Q	4.1	08/11/2014	000-51171
4.2	Warrant to purchase shares of the registrant's common stock, dated June 28, 2005, by and between the registrant and General Electric Capital Corporation	10-K	4.5	03/20/2006	000-51171
4.3	Form of Warrant to purchase shares of the registrant's common stock, dated December 22, 2010, by and between the registrant and Oxford Finance Corporation	8-K	4.1	12/22/2010	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
4.4	Form of Warrant to purchase shares of the registrant's common stock, dated June 27, 2011, by and between the registrant and Oxford Finance Corporation				*
4.5	Schedule of Warrants substantially identical to the Form of Warrant filed as Exhibit 4.4				*
4.6	Warrant to Purchase Series A Preferred Stock, No. PSW-5, dated as of January 25, 2011, by and between the registrant and Dee Athwal	10-Q	4.2	08/11/2014	000-51171
4.7	Warrant to Purchase Series A Preferred Stock, No. PSW-9, dated as of April 3, 2012, by and between the registrant and 5AM Ventures III, L.P.	10-Q	4.3	08/11/2014	000-51171
4.8	Warrant to Purchase Series A Preferred Stock, No. PSW-11, dated as of April 3, 2012, by and between the registrant and 5AM Co-Investors III, L.P.	10-Q	4.4	08/11/2014	000-51171
4.9	Warrant to Purchase Series A Preferred Stock, No. PSW-16, dated as of April 3, 2012, by and between the registrant and Dee Athwal	10-Q	4.5	08/11/2014	000-51171
4.10	Warrant to Purchase Series A Preferred Stock, No. PSW-17, dated as of April 3, 2012, by and between the registrant and Dee Athwal	10-Q	4.6	08/11/2014	000-51171
4.11	Warrant to Purchase Series A Preferred Stock, No. PSW-22, dated as of August 21, 2012, by and between the registrant and Dee Athwal	10-Q	4.7	08/11/2014	000-51171
4.12	Warrant Agreement, dated as of September 30, 2014, by and between the registrant and Hercules Technology Growth Capital, Inc.	8-K	4.1	10/3/2014	000-51171
+10.1	2011 Equity Incentive Plan of the registrant	S-4	10.5	05/8/2014	333-195818
+10.2	Form of Stock Option Agreement for awards granted under the 2011 Equity Incentive Plan of the registrant	S-4	10.6	05/8/2014	333-195818
+10.3	Amended and Restated 2004 Incentive Plan of the registrant	S-8	4.1	04/16/2010	333-166118
+10.4	Form of Incentive Stock Option Agreement under the 2004 Incentive Plan.				*

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.5	Form of Non-Qualified Option Agreement under the 2004 Incentive Plan.				*
+10.6	Form of Restricted Stock Unit Agreement under the 2004 Incentive Plan				*
10.7	Form of Indemnification Agreement of the registrant	8-K	10.1	12/21/2009	000-51171
+10.8	Letter Agreement, by and between the registrant and Mark Corrigan dated as of May 27, 2014	8-K	10.2	07/18/2014	000-51171
+10.9	Letter Agreement, by and between the registrant and William Hunter dated as of May 22, 2014	8-K	10.3	07/18/2014	000-51171
+10.10	Letter Agreement, by and between the registrant and Julie McHugh dated as of July 1, 2014	8-K	10.4	07/18/2014	000-51171
+10.11	Non-Employee Director Compensation Policy of the registrant	8-K	10.5	07/18/2014	000-51171
#10.12	GPEx Cell Line Sale Agreement, dated as of January 1, 2009, by and between Catalent Pharma Solutions, LLC and Moksha8 Pharmaceuticals, Inc., assigned by Moksha8 Pharmaceuticals, Inc. to the registrant, as amended on July 31, 2009	10-Q	10.2	08/11/2014	000-51171
#10.13	Revenue and Negotiation Rights Agreement, dated as of December 31, 2010, by and between the registrant and Moksha8 Pharmaceuticals, Inc.	10-Q	10.3	08/11/2014	000-51171
#10.14	License Agreement, dated as of April 10, 2013, by and between the registrant and Bioceros B.V., as amended June 17, 2013	10-Q	10.4	08/11/2014	000-51171
#10.15	Second Definitive License Agreement, dated as of October 1, 2013, by and between the registrant and Bioceros B.V.	10-Q	10.5	08/11/2014	000-51171
#10.16	License Agreement, dated as of January 3, 2014, by and between the registrant and Ranbaxy Laboratories Limited	10-Q	10.6	08/11/2014	000-51171
+10.17	Offer Letter, dated as of May 17, 2012, by and between the registrant and Amit Munshi	10-Q	10.7	08/11/2014	000-51171
+10.18	Offer Letter, dated as of February 4, 2014, by and between the registrant and Kim Seth	10-Q	10.8	08/11/2014	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.19	Offer Letter, dated as of April 29, 2013, by and between the registrant and Thomas Shea	10-Q	10.9	08/11/2014	000-51171
+10.20	Offer Letter, dated as of April 28, 2014, by and between the registrant and Robert Ticktin	10-Q	10.10	08/11/2014	000-51171
+10.21	Offer Letter, dated as of June 15, 2012, by and between the registrant and Michael Wyand	10-Q	10.11	08/11/2014	000-51171
+10.22	Letter Agreement from the registrant to Amit Munshi, effective as of April 16, 2014	10-Q	10.12	08/11/2014	000-51171
+10.23	Letter Agreement from the registrant to Kim Seth, effective as of April 16, 2014	10-Q	10.13	08/11/2014	000-51171
+10.24	Letter Agreement from the registrant to Thomas Shea, effective as of April 16, 2014	10-Q	10.14	08/11/2014	000-51171
+10.25	Letter Agreement from the registrant to Michael Wyand, effective as of April 16, 2014	10-Q	10.15	08/11/2014	000-51171
10.26	Lease Agreement, by and between the registrant and CPT One Exeter Plaza, LLC, dated as of March 8, 2013	10-Q	10.16	08/11/2014	000-51171
10.27	First Amendment to the Revenue and Negotiation Rights Agreement, dated as of September 24, 2014, by and between the registrant and Moksha8 Pharmaceuticals, Inc.	8-K	10.1	09/29/2014	000-51171
10.28	Loan and Security Agreement, dated as of September 30, 2014, by and between the registrant and Hercules Technology Growth Capital, Inc.	8-K	10.1	10/3/2014	000-51171
10.29	Second Amendment to Revenue and Negotiation Rights Agreement, dated as of October 29, 2014 by and between the registrant and Moksha8 Pharmaceuticals, Inc.	8-K	10.1	10/31/2014	000-51171
#10.30	Amendment No. 1 to Ranbaxy-Epirus License Agreement, dated as of September 1, 2014, by and between the registrant and Ranbaxy Laboratories Limited	10-Q	10.1	11/10/2014	000-51171

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.31	Exclusive License and Collaboration Agreement, dated as of September 24, 2014, by and between the registrant and Livzon Mabpharm Inc.	10-Q	10.4	11/10/2014	000-51171
10.32	First Amendment to Lease Agreement, by and between the registrant and CPT One Exeter Plaza, LLC, dated as of May 15, 2014	10-Q	10.6	11/10/2014	000-51171
+10.33	EPIRUS Biopharmaceuticals, Inc. Severance Plan	8-K	10.1	01/26/2015	000-51171
10.34	Royalty Purchase Agreement dated as of January 31, 2014 between Zalicus Pharmaceuticals Ltd. and Mallinckrodt Medical Imaging—Ireland	8-K	10.1	02/03/2014	000-51171
21.1	Subsidiaries of the registrant				*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				*

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
101	The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements				*

*
Filed herewith.

#
Confidential treatment has been granted with respect to certain provisions of this exhibit.

+
Indicates management contract or compensatory plan.