Form 10-Q
period 2015-03-31
EPIRUS Biopharmaceuticals, Inc.
filed 2015-05-13
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

(617) 600-3497

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 11, 2015: 23,514,851 shares

EPIRUS BIOPHARMACEUTICALS, INC.
QUARTERLY REPORT
ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$61,546	$21,462
Prepaid expenses and other current assets	1,820	1,556
Total current assets	63,366	23,018
Property and equipment, net	665	704
In-process research and development	5,500	5,500
Intangible assets, net	3,548	3,605
Goodwill	16,363	16,363
Restricted cash	1,825	1,825
Other assets	218	374
Total assets	$91,485	$51,389
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,658	$2,483
Accrued expenses	2,722	4,101
Deferred revenue	38	50
Other current liabilities	556	557
Deferred tax benefit	185	185
Total current liabilities	6,159	7,376
Long term debt, net of debt discount	7,298	7,282
Deferred revenue, net of current portion	1,201	946
Deferred tax liability	2,166	2,166
Deferred tax benefit, net of current portion	507	553
Other non-current liabilities	534	665
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—5,000,000 shares; Issued and Outstanding—0 shares at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; Authorized—300,000,000 shares; Issued— 23,528,110 and 12,934,102 shares at March 31, 2015 and December 31, 2014, respectively; Outstanding—23,514,851 and 12,920,843 shares at March 31, 2015 and December 31, 2014, respectively	24	13
Additional paid-in capital	167,688	118,959
Accumulated deficit	(94,092)	(86,571)
Total stockholders’ equity	73,620	32,401
Total liabilities, convertible preferred stock and stockholders’ equity	$91,485	$51,389

See accompanying notes to condensed consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$25	$—
Operating expenses:
Research and development	3,079	3,504
General and administrative	4,168	2,718
Total operating expenses	7,247	6,222
Loss from operations	(7,222)	(6,222)
Other income (expense):
Interest expense, net	(281)	(1,219)
Change in fair value of warrant liability	—	(100)
Other income (expense), net	(30)	8
Total other income (expense), net	(311)	(1,311)
Loss before income taxes	(7,533)	(7,533)
Benefit (loss) from income taxes	12	(86)
Net loss	$(7,521)	$(7,619)
Net loss per share—basic and diluted	$(0.39)	$(28.90)
Weighted-average number of common shares used in net loss per share calculation—basic and diluted	19,284,653	263,611
Comprehensive loss	$(7,521)	$(7,619)

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,521)	$(7,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	10
Non-cash interest expense	133	1,196
Stock-based compensation and vesting of restricted stock	468	44
Deferred rent and lease incentive activity	(6)	—
Deferred taxes	(46)	(46)
Change in fair value of warrants	—	100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(360)	228
Other non-current assets	154	(3)
Accounts payable	175	74
Accrued expenses and other current liabilities	(1,399)	1,650
Other non-current liabilities	(125)	—
Deferred revenue	243	750
Net cash used in operating activities	(8,188)	(3,616)
Cash flows from investing activities:
Purchases of property and equipment	—	(15)
Net cash used in investing activities	—	(15)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	48,027	—
Proceeds from the issuance of convertible notes	—	5,000
Proceeds from the exercise of common stock options	245	82
Net cash provided by financing activities	48,272	5,082
Net increase in cash and cash equivalents	40,084	1,451
Cash and cash equivalents—Beginning of period	21,462	1,798
Cash and cash equivalents—End of period	$61,546	$3,249
Supplemental disclosure of cash flow information
Cash paid for interest	$149	$—
Cash paid for income taxes	$34	$—
Supplemental schedule of non-cash investing and financing activities
Amounts in accounts payable for capital expenditures	$—	$—
Conversion of convertible debt and accrued interest into preferred stock and warrants	$—	$13,184

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

(In thousands, except share and per share amounts)

1.                                      Organization

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., a wholly owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”), pursuant to the terms of that certain Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”), dated as of April 15, 2014, by and among Private Epirus, Zalicus and EB Sub, Inc., formerly known as BRunning, Inc. (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”). Following completion of the Merger, EB Sub, Inc. (formerly Private Epirus), was the surviving corporation of the Merger and a wholly owned subsidiary of Public Epirus.

The term “Company” as used in these notes to consolidated financial statements refers to Private Epirus and its subsidiaries prior to the completion of the Merger and to Public Epirus and its subsidiaries subsequent to the completion of the Merger.

The Company is commercial-stage biopharmaceutical company focused on improving patient access to important biopharmaceuticals by developing, manufacturing, and commercializing biosimilar therapeutics, or biosimilars, in targeted geographies worldwide. The Company has a principal place of business in Boston, Massachusetts. The Company seeks to build a sustainable, profitable biosimilar company with a pipeline of operationally synergistic monoclonal antibodies in inflammation and immunology.

The Company’s lead product candidate is BOW015, a biosimilar version of Remicade® (infliximab). Remicade is marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases.

In November 2014, the Company launched BOW015 in India, under the brand name InfimabTM, the first infliximab biosimilar in India, with its commercialization partner Sun Pharmaceutical Industries Ltd. (formerly known as Ranbaxy Laboratories Limited, prior to its acquisition by Sun in March 2015) (“Sun”). The Company expects to utilize its existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

The Company’s pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira® (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW070, a biosimilar version of Actemra® (tocilizumab), which is marketed by Genentech/Roche and used to treat inflammatory diseases. BOW050 and BOW070 are in pre-clinical development.  The Company is advancing existing development and commercialization partnerships for its product candidates in China and India, as well as in additional countries in Southeast Asia and North Africa. The Company is also pursuing development and commercial partnerships in the United States, Europe, Brazil, and elsewhere.

2.                                      Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

3.                                      Summary of Significant Accounting Policies

In the three months ended March 31, 2015, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual consolidated financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Epirus and its wholly owned subsidiaries: EB Sub, Inc., a Delaware Corporation, Epirus Biopharmaceuticals Ltd., a United Kingdom corporation, Epirus Switzerland GmbH, a Swiss corporation, Epirus Brasil Tecnologia Ltda, a Brazilian corporation, and Zalicus Pharmaceuticals Ltd., a Canadian corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Exchange Ratio

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this quarterly report on Form 10-Q. Since the Merger, costs related to Zalicus operations have been immaterial. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Epirus, including the effect of the Merger exchange ratio and the Public Epirus common stock par value of $0.001 per share. See Note 5, “Merger,” for additional discussion of the Merger and the exchange ratio.

Reverse Stock Split

On July 16, 2014, Public Epirus effected a 1-for-10 reverse stock split of its outstanding common stock, par value $0.001 per share (“Public Epirus Common Stock”) (the “Reverse Stock Split”). The accompanying consolidated financial statements and these notes to consolidated financial statements, including the Merger exchange ratio applied to historical Private Epirus common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented. The shares of Public Epirus Common Stock retained a par value of $0.001 per share. See Note 5, “Merger,” for additional discussion of the Merger and the exchange ratio.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indefinite lived intangible assets are also tested at least annually for impairment. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. During the three months ending March 31, 2015, the Company determined that there was no impairment of its IPR&D.

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but the Company does not anticipate electing early adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

4.                                      Business Agreements

Sun Pharmaceutical Industries (formerly known as Ranbaxy Laboratories)

For the three months ended March 31, 2015, the Company recorded royalty revenue of $17 related to commercial sales of the Company’s product, Infimab, which the Company launched with its commercialization partner Sun during the fourth quarter of 2014.  The Company received the royalty payment in February 2015.

Sun made an upfront payment of $500 upon the execution of the license agreement by and between the Company and Sun, dated as of January 3, 2014 and as amended from time to time (the “License Agreement”) and is obligated to pay the Company up to $1,000 if certain development and regulatory approval milestones are achieved and up to $10,000 if certain sales milestones are achieved. Under certain circumstances of uncured breach by the Company and termination of the License Agreement by Sun, monetary damages of $500 would be due to Sun.

The Company has invoiced Sun for a total of $1,250 in milestone payments, including the upfront payment, and received payments totaling $1,250 through March 31, 2015.

5.                                      Merger

As described in Note 1, “Organization,” on July 15, 2014 (the “Effective Time”), the Company completed the Merger with Zalicus. Pursuant to the Merger Agreement, each share of capital stock of Private Epirus was exchanged for 0.13259 shares of Public Epirus Common Stock (the “Exchange Ratio”). All Private Epirus stock options granted under the Private Epirus stock option plans (whether or not then exercisable) that were outstanding prior to the effective time of the Merger, and all warrants to purchase Private Epirus capital stock that were outstanding prior to the effective time of the Merger were exchanged at the same ratio as described below. Upon the consummation of the Merger, equity holders of Private Epirus were issued an aggregate of 10,288,180 shares of Public Epirus Common Stock, plus 1,152,042 and 21,996 shares of Public Epirus Common Stock which could be issued in the future upon exercise of stock options and warrants, respectively.

After the Effective Time, all outstanding and unexercised Private Epirus stock options assumed by Zalicus were exercised solely for shares of Public Epirus Common Stock and all outstanding and unexercised warrants to purchase Private Epirus capital stock were exercised solely for shares of Public Epirus Common Stock. The number of shares of Public Epirus Common Stock subject to each Private Epirus stock option or warrant assumed by Zalicus was determined by multiplying (a) the number of shares of Private Epirus common stock that were subject to such Private Epirus stock option or warrant, as in effect immediately prior to the Effective Time, by (b) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Public Epirus Common Stock. The per share exercise price for the Public Epirus Common Stock issuable upon exercise of each Private Epirus stock option or warrant assumed by Zalicus was determined by dividing (a) the per share exercise price of Private Epirus common stock subject to such Private Epirus stock option or warrant, as in effect immediately prior to the Effective Time, by (b) the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent.

All Zalicus equity awards granted prior to the Merger remained legally outstanding.

The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with Private Epirus treated as the accounting acquirer and Zalicus treated as the acquired company for financial reporting purposes. Private Epirus was determined to be the accounting acquirer based upon the terms of the Merger and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management. Accordingly, the Zalicus tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess consideration transferred recorded as goodwill.

See Note 13, “Stock-Based Compensation,” for additional details regarding the accounting treatment for the equity awards of Private Epirus and Zalicus.

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

The purchase price allocation was prepared on a preliminary basis and is subject to change as additional information becomes available concerning the tax basis of the assets acquired and the liabilities assumed. Any adjustments to the purchase price allocation as a result of a change in tax basis or rates will be made as soon as practicable but no later than one year from July 15, 2014, the acquisition date.

For acquired working capital accounts such as accounts receivable, prepaid expenses and other current assets, accounts payable and certain accrued expenses, the Company determined that no fair value adjustments were required due to the short timeframe until settlement for these assets and liabilities.

The fair value of the in-process research and development (“IPR&D”) was determined using the multi-period excess earnings method, a variation of the income approach, including a discount rate of 13.1% applied to the projected cash flows. The Company believes the assumptions used were consistent and representative of those a market participant would use in estimating the fair value of the IPR&D. The Company will not begin amortizing the IPR&D asset until the research and development is complete and the asset is reclassified to a definite-lived amortizing asset.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill was recorded as an indefinite-lived asset and is not currently being amortized but is tested for impairment on an annual basis or when indications of impairment exist.

Other liabilities of $391 and $376 of other current liabilities related to a sublease liability assumed for Zalicus’ Cambridge, Massachusetts facility. The liability represented the fair value of the difference between the total sublease payments and the total payments for the facility per the lease agreement. The original lease and the sublease agreement terminate in January 2017.

The deferred tax liability of $2,166 related to the temporary difference associated with the $5,500 value of the IPR&D asset, which is not deductible for tax purposes. The deferred tax liability was recorded based on a 39.39% effective tax rate.

The operating results of Zalicus for the period from July 16, 2014 to December 31, 2014, including an operating loss of $25, were included in the Company’s consolidated financial statements as of and for the year ended December 31, 2014. During the three months ended March 31, 2015, operating results for Zalicus were immaterial.

The Company incurred a total of $5,779 in transaction costs in connection with the Merger, excluding Zalicus transaction costs, which were included in general and administrative expense within the consolidated statement of operations for the year ended December 31, 2014.

6.                                      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014
Prepaid manufacturing expenses	$1,036	$457
Prepaid other expenses	412	633
Prepaid clinical expenses	—	5
Other current assets	372	461
Total prepaid and other current assets	$1,820	$1,556

7.                                      Property and Equipment, Net

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Leasehold improvements	$504	$504
Computer equipment	173	173
Furniture and fixtures	115	116
Total property and equipment	792	793
Less: accumulated deprecation	(127)	(89)
Property and equipment, net	$665	$704

Depreciation expense related to property and equipment amounted to $38 and $10 for the three months ended March 31, 2015 and 2014, respectively.

8.                                      Goodwill, IPR&D and Intangible Assets, Net

Goodwill

The Company’s goodwill balance as of March 31, 2015 was $16,363.  As of March 31, 2015, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company.

IPR&D

In connection with the Merger in 2014, the Company recognized IPR&D related to Z944. The carrying value of the IPR&D related to Z944 as of December 31, 2014 was $5,500. See Note 5 “Merger” for additional details.

Intangibles

Intangible assets, net of accumulated amortization is as follows:

	March 31, 2015	December 31, 2014
Intangible assets	$3,687	$3,687
Total Intangible Assets	3,687	$3,687
Less: accumulated amortization—intangible assets	(139)	$(82)
Intangible assets, net	$3,548	$3,605

Amortization expense, which is included within research and development expense in the consolidated statements of operations and comprehensive loss, was $57 and $0 for the three months ended March 31, 2015 and 2014, respectively.

The estimated aggregate amortization of intangible assets as of March 31, 2015, for each of the five succeeding years and thereafter is as follows:

March 31, 2015

April 1, 2015-December 31, 2015	$168
2016	225
2017	225
2018	225
2019	225
2019 and therafter	2,480
Total	$3,548

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014

Accrued professional fees	$1,583	$1,822
Accrued compensation	745	1,244
Accrued manufacturing expense	272	813
Accrued interest expense	90	71
Accrued clinical expense	—	63
Other	32	88
Total accrued expenses	$2,722	$4,101

10.                               Debt

Hercules Notes

As of March 31, 2015, the Company had outstanding borrowings under the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated as of September 30, 2014 and as amended from time to time (the “2014 Loan Agreement”) of $7,500. The second term loan, with a principal amount of up to $7,500, may be drawn down at the Company’s option at any time between the earlier of (i) May 30, 2015 or (ii) an Event of Default (as defined in the 2014 Loan Agreement).

As of March 31, 2015, on the Company’s balance sheet, the Company has recorded a long-term debt obligation of $7,298, net of debt discount of $202. Amortization of the debt discount, which was recorded as interest expense in the statement of operations, was approximately $16 for the three months ended March 31, 2015.

Future principal payments, which exclude the 3% end of term charge, in connection with the 2014 Loan Agreement, as of March 31, 2015 are as follows:

Principal Payments
April 1, - December 31, 2015	$—
2016	1,851
2017	2,971
2018	2,678
Total	$7,500

11.                               Capital Stock

On February 4, 2015 the Company closed on an underwritten public offering of 9,600,000 shares of its common stock, offered at a price of $5.00 per share. Net proceeds to the Company from this offering were approximately $43,570, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 13, 2015, the Company closed on the sale of an additional 958,208 shares of its common stock at a price of $5.00 per share. Net proceeds to the Company from this overallotment were approximately $4,456, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of $48,026 from the offering to progress its global BOW015 clinical program and to advance the development of its other product candidates, as well as for general corporate and working capital purposes.

As of March 31, 2015, the Company had authorized 300,000,000 shares of common stock, $0.001 par value per share, of which 23,528,110 shares were issued and 23,514,851 shares were outstanding. Additionally, as of March 31, 2015, the Company had authorized 5,000,000 shares of preferred stock, $0.001 par value per share, of which zero were issued and outstanding.

12.                               Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$61,546	$—	$—	$61,546
	$61,546	$—	$—	$61,546

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$21,462	$—		$21,462
	$21,462	$—	$—	$21,462

As of March 31, 2015, the Company did not have any liabilities measured at fair value on a recurring basis.

13.                               Stock-Based Compensation

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of approximately $526, and $44, respectively, in connection with its stock-based payment awards.  The Company also recorded a reduction in stock-based compensation expense for the three months ended March 31, 2015 of $100 resulting from the modification of an award for a former officer of the company.

Stock Options

A summary of stock option activity during the three months ended March 31, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value

Outstanding at December 31, 2014	1,652,882	$10.03
Granted	906,764	10.47
Exercised	(35,800)	6.85
Cancelled	(111,948)	6.91
Outstanding at March 31, 2015	2,411,898	$10.39	9.0	$4,357

Vested and expected to vest at:
March 31, 2015	2,326,854	$10.46	9.0	$4,240

Exercisable at:
March 31, 2015	285,319	$24.75	7.3	$1,421

Weighted average grant-date fair value of options granted during the period			$5.98
Cash received upon exercise of options			$245

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s common stock fair value on March 31, 2015 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. As of March 31, 2015, there was $9,361 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.27 years.

During the three months ended March 31, 2015 and 2014, respectively, the range of assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2015	2014

Risk-free interest rate	1.35%-1.82%	1.95%
Expected volatility	61.40% - 62.53%	64.07%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

A summary of the activity of nonvested restricted stock units (“RSUs”) for the three months ended March 31, 2015 is as follows:

Weighted-
Average
	Number	Weighted-	Remaining
	of	Average	Contractual	Aggregate
	Restricted	Grant Date	Term	Intrinsic
	Stock Units	Fair Value	(in years)	Value

Nonvested at December 31, 2014	—
Granted	126,621	$10.53	2.3	$—
Vested	—	—	—	—
Cancelled	—	—	—	—
Nonvested at March 31, 2015	126,621	$10.53	2.3	$—

As of March 31, 2015, there was $744 of total unrecognized stock-based compensation expense related to nonvested RSUs. The expense is expected to be recognized over a weighted-average period of 3.7 years.

During February 2015, the Company issued 117,131 RSUs to certain employees, which vest with respect to one quarter (1/4) of the RSUs on the first anniversary of the grant date and an additional one quarter (1/4) on each anniversary thereafter until the fourth anniversary of the grant date. In addition, the Company issued 9,490 RSUs to certain employees as merit grants in lieu of annual raises. These RSUs vest in full on the first year anniversary of the grant date.

Restricted Stock Awards

In April 2014, the Company granted 53,056 shares of restricted common stock to a vendor for consulting services.  The restricted stock award is subject to certain performance-based vesting conditions under which 25% of the award vested on April 15, 2014, 50% vested on September 24, 2014 and the remaining 25% would vest following the successful achievement of certain performance milestones and the passage of time.

As of March 31, 2015, the Company had outstanding 13,259 shares of nonvested restricted common stock at a weighted average grant date fair value of $5.08. During the three months ended March 31, 2015, the Company recorded $41 in stock compensation expense related to the nonvested restricted common stock award.

14.                               Income Taxes

For the three months ended March 31, 2015, the Company recorded income tax benefit of $12, which is due primarily to a tax benefit of $46 from the amortization of the Company’s deferred tax benefit related to the transfer of IPR&D to the Company’s subsidiary, Epirus Switzerland GmbH, a Swiss corporation, offset by tax expense for cash flows generated in foreign territories of $27 and minimum state taxes due in the United States of $7. For the three months ended March 31, 2014, the Company recorded an income tax expense of $86 related to withholding taxes in India and Brazil.

The Company has evaluated the positive and negative evidence on the realizability of its deferred tax assets in each jurisdiction and management has determined that it is more likely than not that the Company will not utilize the benefits of its deferred tax assets in each jurisdiction. Accordingly, the deferred tax assets have been fully reserved as of March 31, 2015 and December 31, 2014.

15.                               Commitments

As of March 31, 2015, future minimum lease payments under all of the Company’s operating leases are as follows:

March 31, 2015
April 1, 2015 - December 31, 2015	1,340
2016	1,719
2017	567
2018	472
2019	480
2020 and thereafter	817
Total	$5,395
Less: Future sublease payments to be received	(1,671)
Net future lease payments	$3,724

16.                               Net Loss Per Share

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended Mach 31, 2015 and 2014, as they would be dilutive.

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	2,411,898	379,162
Settlement of loan agreement	248,093	—
Nonvested restricted stock units	126,621	—
Warrants to purchase common stock	93,040	831,038
Nonvested restricted stock awards	13,259	—
Convertible preferred stock	—	5,361,028
Convertible notes	—	666,001

17.                               Legal Proceedings

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

Zalicus Shareholder Litigation

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County (the “Massachusetts Court”), against Zalicus, EB Sub, Inc. the members of Zalicus’ board of directors and Private Epirus. Plaintiff has since voluntarily dismissed one of these actions, Civil A. No. 14-1380. The remaining two actions, Civ. A. No. 14-1381 and Civ. A. No. 14-1455, were consolidated into a single action, In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the “Massachusetts Action”). The Massachusetts Action alleged that the Zalicus board of directors breached its fiduciary duties, and that Private Epirus and EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action sought relief including, among other things, a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is unlawful and unenforceable, an order enjoining defendants from proceeding with the Merger, an order enjoining defendants from consummating the Merger unless and until additional procedures are implemented and all material information in connection with the proposed Merger is disclosed, rescission of the Merger or any terms thereof to the extent implemented (or an award of rescissory damages), compensatory damages and interest, and an award of all costs of the Massachusetts Action, including reasonable attorneys’ fees and experts’ fees.

Between May 1, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Court of Chancery of the State of Delaware (the “Delaware Court”) against Zalicus, Zalicus’ directors, Private Epirus and/or EB Sub, Inc., Stein v. Zalicus Inc., et al., No. 9602; Do v. Zalicus, Inc., et al., No. 9636; and Mendlowitz, et al. v. Zalicus Inc., et al., No. 9664 (the “Consolidated Action”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Consolidated Action alleged that the Zalicus board of directors breached their fiduciary duties, and Private Epirus and/or EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Consolidated Action sought relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissory damages), an award of compensatory damages, and an award of all costs of the Consolidated Action, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Consolidated Action filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Zalicus, Private Epirus, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court denied plaintiffs’ motion.

On October 27, 2014, plaintiffs’ counsel in the Massachusetts Action served the Company with a motion for voluntary dismissal and an award of attorney’s fees. The motion alleged, as set forth in the consolidated amended complaint filed in the Massachusetts Action on May 21, 2014, that the Form S-4 Registration Statement filed with the SEC on May 8, 2014 contained numerous material misstatements and/or omissions that prevented the Company’s shareholders from being able to evaluate the reasonableness of the Merger. The motion further alleged that in the Amended Registration Statement filed on June 4, 2014, the Company supplemented the disclosures and addressed the allegedly material misstatements and omissions contained in the initial Registration Statement, and that the Company did so in response to the claims made in the Massachusetts Action.

On November 6, 2014, with the Massachusetts Court’s entry of a judgment of dismissal, the Massachusetts Action was closed.

On November 10, 2014, the parties in the Consolidated Action submitted a stipulation and proposed order to dismiss the Consolidated Action and to set a schedule for plaintiffs’ counsel’s anticipated application for an award of attorney’s fees and expenses. On November 12, 2014, the Delaware Court entered an order dismissing the Consolidated Action without prejudice. The Delaware Court retained jurisdiction solely for the purpose of determining plaintiffs’ anticipated application for an award of attorneys’ fees and reimbursement of expenses.

After the Consolidated Action was dismissed, the parties commenced and engaged in discussions to resolve the amount of plaintiffs’ counsel’s application for fees and expenses.

After negotiations, the parties agreed that the Company would make a combined, global fee and expense payment to counsel in both the Consolidated Action and the Massachusetts Action in the amount of $400, of which $50 would be paid by the Company’s insurer, in full satisfaction of plaintiffs’ counsel’s claim for attorneys’ fees and expenses in the Consolidated Action and the Massachusetts Action, which the parties memorialized in a stipulation dated January 13, 2015. As a result of the order, the Company recorded $350 in general and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2014. The parties requested that the Delaware Court close the Consolidated Action as a result of the stipulation. The Delaware Court directed that notice of the resolution of plaintiffs’ counsel’s request for attorneys’ fees and expenses be provided to shareholders. The parties have since issued notice to shareholders (including via the Company’s filing on its Current Report on March 13, 2015). After expiration of the requisite notice waiting period, the parties submitted to the Delaware Court a proposed order verifying that notice has been provided and providing for the final dismissal and closure of the case. On April 15, 2015, the Delaware Court accepted the order and closed and dismissed the Consolidated Action.

The Company paid the agreed-to $400 fee and expense amount on April 22, 2015, which is within ten days of the final dismissal and closure of the Consolidated Action.

Reliance Life Sciences Dispute

In December 2014, Reliance Life Sciences Pvt Ltd, or RLS, the Company’s BOW015 contract manufacturer for India, exercised its three-year termination for-convenience right with respect to the parties’ Manufacturing and Supply Agreement, dated as of May 14, 2014 and as amended from time to time (the “RLS Agreement”), which would have caused the RLS Agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the RLS Agreement grants RLS exclusive global supply rights for BOW015, that the terms of the Company’s collaboration agreements with Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Livzon MabPharm Inc. violate the RLS Agreement, and sought to terminate the RLS Agreement. The proceeding initiated by RLS sought a declaratory judgment, but did not seek any monetary damages.

18.                               Subsequent Event

Reliance Life Sciences Settlement

On April 22, 2015, the Company entered into a Settlement Agreement with RLS (the “Settlement Agreement”). Pursuant to the Settlement Agreement, RLS has agreed to manufacture 20 final batches of BOW015, with the initial 15 binding forecast batches to be manufactured on or before June 30, 2016 and the final five non-binding forecast batches to be manufactured on or before December 31, 2016, with the forecast for such final batches to be finalized by December 31, 2015. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the Drug Controller General of India (“DCGI”) to the Company or its designee, with all costs of the transfer to be borne by the Company and subject to the DCGI’s approval of such transfer. The Company has agreed to pay to RLS a fee of $2,250, payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder. The Company made the first payment of $750 on April 27, 2015.

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

In the following discussion, the terms “Epirus,” “we,” “our,” “us” or the “Company” refer to EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company, prior to the July 15, 2014 merger described below, and EPIRUS Biopharmaceuticals, Inc., formerly known as Zalicus Inc., a Delaware corporation and public company, subsequent to the July 15, 2014 merger described below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

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

•                  uncertainty as to our employees’, independent contractors’ and other collaborators’ compliance with regulatory standards and requirements and insider trading rules;

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

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (the “SEC”).

We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2014, which contains a discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this quarterly report on Form 10-Q, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”) (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, Private Epirus, now known as EB Sub, Inc., was the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. The Merger has was accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Epirus treated as the accounting acquirer of Zalicus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this quarterly report on Form 10-Q. Since the Merger, costs related to Zalicus operations have been immaterial. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Epirus, including the effect of the Merger exchange ratio and the Public Epirus common stock par value of $0.001 per share. See “Merger “ within Note 5 of the notes to our condensed consolidated financial statements for the three months ended March 31, 2015 included in this quarterly report on Form 10-Q for additional discussion of the Merger and the exchange ratio. Pursuant to the terms of the merger agreement and after giving effect to a reverse stock split, at the effective time of the Merger, each outstanding share of Private Epirus capital stock was converted into the right to receive approximately 0.13259 shares of Zalicus’ common stock (the “Exchange Ratio”).

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

Our lead product candidate is BOW015, a biosimilar version of Remicade® (infliximab). Remicade, marketed by Johnson & Johnson, Merck Schering and Mitsubishi Tanabe for the treatment of various inflammatory diseases, generated approximately $8.8 billion in global sales in 2014, according to EvaluatePharma®.

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

In November 2014, we launched BOW015 in India, under the brand name InfimabTM, the first infliximab biosimilar in India, with our commercialization partner Sun Pharmaceutical Industries Ltd. (formerly known as Ranbaxy Laboratories Limited, prior to its acquisition by Sun in March 2015) (“Sun”). We expect to utilize our existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

Our pipeline of biosimilar product candidates also includes BOW050, a biosimilar version of Humira® (adalimumab), which is marketed by AbbVie and used to treat inflammatory diseases, and BOW070, a biosimilar version of Actemra® (tocilizumab), which is marketed by Genentech/Roche and used to treat inflammatory diseases. BOW050 and BOW070 are in pre-clinical development. Collectively, Remicade, Humira, and Actemra generated approximately $23 billion in global sales in 2014, according to EvaluatePharma. We are advancing existing development and commercialization partnerships for our product candidates in China and India, as well as in additional countries in Southeast Asia and North Africa. We are also pursuing development and commercial partnerships in the United States, Europe, Brazil, and elsewhere.

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

As of March 31, 2015, we had an accumulated deficit of $94.1 million. We had a net loss of $7.5 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

There were no changes to our critical accounting policies between December 31, 2014 and March 31, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014 which are included in our annual report on Form 10-K filed with the SEC on March 31, 2015.

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Results of Operations

The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements.

Comparison of the Three Months Ended March 31, 2015 and 2014:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Revenue	$25	$—	$25	100%
Operating expenses:
Research and development	3,079	3,504	(425)	-12%
General and administrative	4,168	2,718	1,450	53%
Total operating expenses	7,247	6,222	1,025	16%
Loss from operations	(7,222)	(6,222)	(1,000)	16%
Other income (expense):
Interest expense, net	(281)	(1,219)	938	-77%
Change in fair value of warrant liability	—	(100)	100	-100%
Other income (expense), net	(30)	8	(38)	(4.82)
Total other income (expense), net	(311)	(1,311)	1,000	-76%
Loss before income taxes	(7,533)	(7,533)	(0)	0%
Benefit (loss) from income taxes	12	(86)	98	-114%
Net loss	$(7,521)	$(7,619)	$98	-1%

Research and development expenses—For the three months ended March 31, 2015, research and development expense was $3.1 million compared to $3.5 million for the three months ended March 31, 2014, a decrease of $0.4 million, or 12%. This decrease was primarily the result of decreased development costs of $1.5 million and $0.3 million related to BOW015 and BOW030 (our bevacizumab program), respectively.  Offsetting these decreases were increased development costs of $0.4 million and $0.2 million related to BOW050 and BOW070, respectively, increased headcount related costs of $0.5 million, increased non-cash stock-based compensation of $0.2 million and overhead costs of $0.1 million. We expect research and development expense to increase in future periods as compared due to increased costs related to our global clinical program for BOW015 and development of our pipeline products.

The following table sets forth our results of research and development expenses by program for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		Change
Project	2015	2014	$	%
BOW015	$1,145	$2,672	$(1,527)	-57%
BOW050	$435	$32	$403	1259%
BOW030	$—	$294	$(294)	-100%
BOW070	$195	$—	$195	100%
Overhead/Other	$1,304	$506	$798	158%
Total	$3,079	$3,504	$(425)	-12%

General and administrative expenses— For the three months ended March 31, 2015, general and administrative expense was $4.2 million compared to $2.7 million for the three months ended March 31, 2014, an increase of $1.5 million, or 53%. This increase was primarily the result of increased headcount related costs of $0.7 million, increased professional fees of $0.2 million related to public reporting activities, increased non-cash stock compensation of $0.3 million and increased overhead expenses of $0.3 million. We expect general and administrative expense in future periods to remain approximately the same as compared to the current period.

Interest expense— For the three months ended March 31, 2015, interest expense was $0.3 million compared to $1.2 million for the three months ended March 31, 2014, a decrease of $0.9 million, or 77%. Interest expense for the three month period ending March 31, 2015 primarily reflects interest expense and the amortization of debt discounts related to the term loan funded in October 2014.  For the three months ended March 31, 2014, interest expense primarily reflects amortization of debt discounts related to convertible notes issued during 2013, and in the first quarter of 2014. All of our convertible notes converted to equity in March and April of 2014.

Change in fair value of warrant liability— For the three months ended March 31, 2015, change in fair value of warrant liability was $0.  For the three months ended March 31, 2014, change in fair value of warrant liability was $0.1 million resulting from the change in fair value of our preferred stock. We do not anticipate that we will recognize further amounts with respect to fair value adjustments of warrants as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

Other income, net— For the three months ended March 31, 2015 and 2014, other income, net was less than $0.1 million.

Benefit from income taxes— For the three months ended March 31, 2015, benefit from income taxes reflected amortization of the deferred tax benefit offset in part by tax expense for cash flows generated in foreign territories and minimum state taxes due in the United States.  For the three months ended March 31, 2014, income tax expense resulted primarily from tax expense for cash flows generated in foreign territories.

Liquidity and Capital Resources

From January 25, 2011 to March 31, 2015, we have incurred an accumulated deficit of $94.1 million, primarily as a result of expenses incurred through a combination of research and development activities, primarily related to our lead product candidate, BOW015, and expenses supporting those activities. We have financed our operations since inception primarily through the public sale of common stock, private sale of preferred stock, cash received in connection with the Merger and the issuance of debt. In February 2015, we closed on an underwritten public offering of 10.6 million shares of our common stock, offered at a price of $5.00 per share. Net proceeds to us from this offering were approximately $48.0 million after deducting underwriting discounts and commissions and offering expenses paid by us.

Our total cash and cash equivalents balance, including restricted cash for deposits on leased facilities of $1.8 million, as of March 31, 2015, was $63.4 million.

We believe that our existing cash and cash equivalents along with $7.5 million in proceeds from the second tranche of our debt financing will be sufficient to fund our current operating plan and capital expenditure requirements into the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to commence a global clinical program for BOW015 and continue our pre-clinical development of BOW050 and BOW070. We expect that these funds will not be sufficient to enable us to seek additional marketing approvals or commercialize any of our pipeline products beyond BOW015.

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

•                  the initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our other product candidates and potential product candidates;

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(8,188)	$(3,616)
Net cash used in investing activities	—	(15)
Net cash provided by financing activities	48,272	5,082
Net increase in cash and cash equivalents	$40,084	$1,451

Operating Activities.  Our operating activities used $8.2 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used in operating activities is primarily due to timing of payments for operating assets and liabilities of $4.0 million and a decrease in non-cash activities of $0.7 million offset in part by a decrease in net loss of $0.1 million.

Investing Activities.  We did not have any investing activities in the three months ended March 31, 2015.  Investing activities for the three months ended March 31, 2014 consist entirely of office equipment purchases.

Financing Activities.  Our financing activities provided cash of $48.3 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities for the three months ended March 31, 2015 is primarily related to $48.0 million of net proceeds from the issuance of common stock in February 2015 and $0.3 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2014 was primarily related to $5.0 million of proceeds from the issuance of convertible notes and $0.1 million of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities frequently referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that existed as of March 31, 2015, as set forth above.

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

Certain of the changes described above were in process as of March 31, 2015, and for the financial statement close process for the periods then ended, but had not yet been fully implemented. We believe these changes to our control environment are responsive to the identified material weakness and expect them to be in place and functioning by the second quarter of 2015.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described in this Item 4, there was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Zalicus Shareholder Litigation

Between April 28, 2014 and May 2, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Business Litigation Session of the Massachusetts Superior Court, Suffolk County (the “Massachusetts Court”), against Zalicus, EB Sub, Inc. the members of Zalicus’ board of directors and Private Epirus. Plaintiff has since voluntarily dismissed one of these actions, Civil A. No. 14-1380. The remaining two actions, Civ. A. No. 14-1381 and Civ. A. No. 14-1455, were consolidated into a single action, In re Zalicus Shareholder Litigation, Lead Civ. A. No. 14-1381 (the “Massachusetts Action”). The Massachusetts Action alleged that the Zalicus board of directors breached its fiduciary duties, and that Private Epirus and EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Massachusetts Action sought relief including, among other things, a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is unlawful and unenforceable, an order enjoining defendants from proceeding with the Merger, an order enjoining defendants from consummating the Merger unless and until additional procedures are implemented and all material information in connection with the proposed Merger is disclosed, rescission of the Merger or any terms thereof to the extent implemented (or an award of rescissory damages), compensatory damages and interest, and an award of all costs of the Massachusetts Action, including reasonable attorneys’ fees and experts’ fees.

Between May 1, and May 16, 2014, three putative class action lawsuits were filed by purported stockholders of Zalicus in the Court of Chancery of the State of Delaware (the “Delaware Court”) against Zalicus, Zalicus’ directors, Private Epirus and/or EB Sub, Inc., Stein v. Zalicus Inc., et al. , No. 9602; Do v. Zalicus, Inc., et al. , No. 9636; and Mendlowitz, et al. v. Zalicus Inc., et al. , No. 9664 (the “Consolidated Action”). On May 23, 2014, plaintiff Harvey Stein filed a verified amended complaint, and on May 27, 2014, plaintiff Tuan Do filed a verified amended complaint. The Consolidated Action alleged that the Zalicus board of directors breached their fiduciary duties, and Private Epirus and/or EB Sub, Inc. aided and abetted the purported breaches, in connection with the proposed Merger. The Consolidated Action sought relief including, among other things, to preliminarily and permanently enjoin the proposed Merger, to enjoin consummation of the proposed Merger and rescind the Merger if consummated (or to award rescissory damages), an award of compensatory damages, and an award of all costs of the Consolidated Action, including reasonable attorneys’ fees and experts’ fees.

On June 6, 2014, plaintiffs’ counsel in the Consolidated Action filed a motion seeking to schedule a preliminary injunction hearing in advance of the stockholder vote on the proposed Merger, and seeking expedited discovery in advance of that hearing. Zalicus, Private Epirus, and the individual defendants opposed the motion. After a hearing, on June 13, 2014, the Delaware Court denied plaintiffs’ motion.

On October 27, 2014, plaintiffs’ counsel in the Massachusetts Action served us with a motion for voluntary dismissal and an award of attorney’s fees. The motion alleged, as set forth in the consolidated amended complaint filed in the Massachusetts Action on May 21, 2014, that the Form S-4 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2014 contained numerous material misstatements and/or omissions that prevented our shareholders from being able to evaluate the reasonableness of the Merger. The motion further alleged that in the Amended Registration Statement filed on June 4, 2014, we supplemented the disclosures and addressed the allegedly material misstatements and omissions contained in the initial Registration Statement, and that we did so in response to the claims made in the Massachusetts Action.

On November 6, 2014, with the Massachusetts Court’s entry of a judgment of dismissal, the Massachusetts Action was closed.

On November 10, 2014, the parties in the Consolidated Action submitted a stipulation and proposed order to dismiss the Consolidated Action and to set a schedule for plaintiffs’ counsel’s anticipated application for an award of attorney’s fees and expenses. On November 12, 2014, the Delaware Court entered an order dismissing the

Consolidated Action without prejudice. The Delaware Court retained jurisdiction solely for the purpose of determining plaintiffs’ anticipated application for an award of attorneys’ fees and reimbursement of expenses.

After the Consolidated Action was dismissed, the parties commenced and engaged in discussions to resolve the amount of plaintiffs’ counsel’s application for fees and expenses.

After negotiations, the parties agreed that we would make a combined, global fee and expense payment to counsel in both the Consolidated Action and the Massachusetts Action in the amount of $0.4 million, of which $50,000 would be paid by our insurer, in full satisfaction of plaintiffs’ counsel’s claim for attorneys’ fees and expenses in the Consolidated Action and the Massachusetts Action, which the parties memorialized in a stipulation dated January 13, 2015. The parties requested that the Delaware Court close the Consolidated Action as a result of the stipulation. The Delaware Court directed that notice of the resolution of plaintiffs’ counsel’s request for attorneys’ fees and expenses be provided to shareholders. The parties have since issued notice to shareholders (including via our filing on our Current Report on March 13, 2015). After expiration of the requisite notice waiting period, the parties submitted to the Delaware Court a proposed order verifying that notice has been provided and providing for the final dismissal and closure of the case. On April 15, 2015, the Delaware Court accepted the order and closed and dismissed the Consolidated Action. We paid the agreed-to $.4 million fee and expense amount on April 22, 2015, which is within ten days of the final dismissal and closure of the Consolidated Action.

Reliance Life Sciences Dispute

In December 2014, Reliance Life Sciences Pvt Ltd, or RLS, our BOW015 contract manufacturing partner for India, exercised its three-year termination for-convenience right with respect to the parties’ Manufacturing and Supply Agreement, dated as of May 14, 2014 and as amended from time to time (the “RLS Agreement”), which would have caused the RLS Agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the RLS Agreement grants RLS exclusive global supply rights for BOW015 that the terms of our collaboration agreements with Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Livzon MabPharm Inc. violate the RLS Agreement, and sought to terminate the RLS Agreement. The proceeding initiated by RLS sought a declaratory judgment, but did not seek any monetary damages.

On April 22, 2015, we entered into a Settlement Agreement with RLS (the “Settlement Agreement”). Pursuant to the Settlement Agreement, RLS has agreed to manufacture 20 final batches of BOW015, with the initial 15 binding forecast batches to be manufactured on or before June 30, 2016 and the final five non-binding forecast batches to be manufactured on or before December 31, 2016, with the forecast for such final batches to be finalized by December 31, 2015. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the Drug Controller General of India (“DCGI”) to us or our designee, with all costs of the transfer to be borne by us and subject to the DCGI’s approval of such transfer. We have agreed to pay to RLS a fee of approximately $2.3 million payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this quarterly report and our annual report on Form 10-K for the fiscal year ended December 31, 2014, including the consolidated financial statements and the related notes appearing herein and therein, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We have a history of operating losses. We expect to incur significant operating losses and may never be profitable. Our common stock is a highly speculative investment.

Private Epirus incurred operating losses since its inception, and was never cash-positive. As of March 31, 2015, we had an accumulated deficit of $94.1 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug development technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Since our inception, we have devoted substantial resources to the nonclinical and clinical development of our most advanced biosimilar product candidate, BOW015, a proposed biosimilar of Remicade® (infliximab). We will incur substantial costs for our global clinical program for BOW015, which is expected to commence in late 2015 or early 2016. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of our current pipeline of biosimilar product candidates, including for development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of BOW015 in all of the markets in which we plan to commercialize the product and our pipeline of other product candidates.

We believe that our existing cash and cash equivalents (including proceeds anticipated from our second tranche of debt financing of $7.5 million) will be sufficient to fund our operations into the third quarter of 2016. As of March 31, 2015, our total cash and cash equivalents, including restricted cash, and marketable securities were $63.4 million. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may also seek to raise additional funds before that time if our research and development expenses exceed current expectations, our collaboration funding is less than current assumptions or expectations, or we encounter obstacles to our development and commercialization of our product candidates that were not anticipated. This could occur for many reasons, including:

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

Our term loans from Hercules Technology Growth Capital, Inc. include certain customary covenants, including limitations on other indebtedness, liens, acquisitions, investments and dividends.

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

•                  prepare, file and distribute periodic and current reports under the Securities Exchange Act of 1934 (the “Exchange Act”) and comply with other Exchange Act requirements applicable to public companies;

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

In connection with our merger, the Securities and Exchange Commission (the “SEC”) granted us a waiver of the requirements of Section 404 of the Sarbanes-Oxley Act for a period of one year, and therefore we are not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose until the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2015. In anticipation of this formal assessment, we have been required to comply with Section 404 since January 1, 2015. We may subsequently identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, such as the material weakness discussed in the other risk factors described in this section. Additionally, as we begin to comply with Section 404, we expect to incur significant expense and devote substantial management effort toward ensuring compliance with these requirements. If we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Risks Relating to the Development, Manufacturing and Commercialization of Our Products

We are largely dependent on the success of BOW015. All of our other product candidates are still in pre-clinical development. If we are unable to obtain regulatory approval in additional jurisdictions for, or successfully commercialize, BOW015, our business will be materially harmed.

Our business prospects and potential product revenues are largely dependent upon our ability to obtain regulatory approval of, and successfully commercialize, BOW015. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United

Kingdom and a Phase 3 clinical trial in India in each case showing equivalence with Remicade as the reference product. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained marketing approval on our behalf in India for BOW015 for rheumatoid arthritis on the basis of our Phase 3 trial, and in September 2014, RLS received final manufacturing and market approval on our behalf from the Drug Controller General of India (“DCGI”). We currently have an agreement to commercialize BOW015 in India with our partner Sun Pharmaceutical Industries Ltd. (formerly known as Ranbaxy Laboratories Limited, prior to its acquisition by Sun in March 2015) (“Sun”), and in November 2014, we launched BOW015 in India with Sun. As discussed in the other risk factors described in this section, we have recently settled a dispute with RLS that may adversely affect our ability to rely on the approvals that have been obtained by RLS for our benefit and that we currently rely upon for selling BOW015 in India. In the event that the DCGI does not approve the transfer of the marketing approval to us or our designee, pursuant to the terms of our Settlement Agreement with RLS (as described below) and it becomes necessary to obtain new manufacturing and marketing approvals from the DCGI, no assurance can be given as to whether we or our partners will be able to obtain the required approvals or that any such approvals will be obtained in a timely manner. Additionally, in conjunction with other potential partners with whom we may form alliances, we intend to file for regulatory approval in additional markets where our current data are expected to be sufficient for approval. We expect to commence a global clinical program for BOW015 in late 2015 or early 2016, after which we intend to pursue regulatory approval for BOW015. As discussed in the other risk factors described in this section, obtaining regulatory approval is costly and uncertain. Even if we obtain regulatory approval for BOW015 in a jurisdiction, we may not be successful in commercializing it in the jurisdiction. If Sun encounters delays or difficulties in commercializing BOW015 pursuant to our agreement, it may adversely affect our ability to successfully commercialize BOW015 in India. If we fail to successfully commercialize BOW015, or encounter significant delays in doing so, we may be required to curtail or terminate some or all of our research or development programs and our business prospects, financial condition and results of operations would be materially harmed. To date, we have not yet commercialized BOW015 in any of our target markets other than India.

Our other product candidates, BOW050 and BOW070, are both in pre-clinical development. Before we can commercialize these product candidates we need to:

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

Our business involves highly competitive pharmaceutical and biotechnology markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Celltrion and Hospira, Inc. (acquired by Pfizer, Inc.), are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in undertaking nonclinical testing and clinical trials of product candidates, and obtaining regulatory approvals of products. If we do not effectively compete with these potential competitors, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our chief executive officer, chief financial officer, chief technical officer, vice president of program management, and vice president of manufacturing and quality, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of BOW015, or any future products we develop.

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

Our In Market, For Market strategy for development and commercialization of our biosimilar product candidates in key emerging markets is based on the assumption that we will enter into collaborative relationships with local entities to facilitate our access to and penetration into such markets. We also have limited or no capabilities for independent manufacturing, sales, marketing and distribution. For example, we have entered into a collaboration agreement with Livzon MabPharm Inc. (“Livzon”) for the development and commercialization of BOW015 and other pipeline biosimilar products to be agreed with Livzon in China, using our In Market, For Market strategy. We retain global rights to commercialize BOW015 and the other pipeline biosimilar products outside of China, subject to our other agreements with third parties. In the future, we expect to form alliances with other companies that are based in our target markets and that have expertise in development, manufacture and commercialization of biologics and biosimilar products in our target markets to enable us to expand the commercialization opportunities for our product candidates. In such alliances, we would expect our partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

•                  federal, civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

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

•                  the federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. In addition, our international business is heavily regulated and therefore involves significant interactions with “foreign officials.” In many countries, health care professionals who serve as investigators in our clinical studies, or prescribe or purchase our commercialized products, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA. We rely on local and strategic business partners to produce and commercialize our products in certain markets outside of the United States, and we rely on distributors and other intermediaries to sell and distribute our products internationally. We maintain policies, procedures and internal controls designed to promote compliance with the FCPA and other anti-corruption laws. However, if we, or our business partners or intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil penalties, criminal fines, and other collateral consequences, which could damage our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Regulatory Approvals

The regulatory approval process is costly and lengthy and, for biosimilar products, still evolving. We may not be able to successfully obtain all required regulatory approvals.

The pre-clinical development, clinical trials, manufacturing, marketing, testing, approval, and labeling of pharmaceutical and biological products, including biosimilars, are all subject to extensive regulation by numerous regulatory authorities throughout the world. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. Moreover, only one biosimilar has been approved in the United States to date, and no biosimilars have been approved in many other countries. It is not possible to predict with any specificity how long the approval processes of the applicable regulatory authorities for any of our products will take or whether any such approvals ultimately will be granted on a timely basis or at all. Moreover, we expect to seek regulatory approvals in jurisdictions in which we have limited experience navigating the regulatory frameworks, or where the regulatory frameworks for the approval of biosimilars are not well-developed and are constantly evolving. In particular, the regulatory standards applicable to establish biosimilarity vary by jurisdiction. The last ten years has seen the establishment in many jurisdictions of a formal regulatory regime for review and approval of biosimilar products, but these regimes are at differing stages of development, with often limited harmonization between major jurisdictions. We plan to continue to analyze and incorporate into our biosimilar development plans any new laws, regulations, or policies promulgated or established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon application of any laws and regulations issued by the relevant regulatory authorities.

Regulatory agencies generally have substantial discretion in the biologic and biosimilar approval processes, and positive results in pre-clinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, pre-clinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or candidate to meet a regulatory agency’s requirements for safety, efficacy and quality.

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

We intend to pursue market authorization for our biosimilar product candidates in numerous jurisdictions, including the United States. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. Subsequent to the enactment of the BPCIA, the U.S. Food and Drug Administration, or FDA, has released six guidance documents regarding implementation of the BPCIA regulatory pathway.

These guidance documents focus on scientific considerations, quality considerations and clinical pharmacology data related to demonstrating biosimilarity; meetings between the FDA and biosimilar product sponsors; requests for reference product exclusivity; and common questions and answers regarding implementation of the BPCIA. However, none of the guidance documents address the standards for interchangeability.

The FDA is still in the process of implementing the BPCIA, however, on March 6, 2015, the FDA approved Zarxio®, Sandoz’s biosimilar version of Amgen’s Neupogen® (filgrastim) for all of the reference product’s approved indications.

Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to biologic license applications, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. However, in his proposed budget for fiscal year 2015, President Obama proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

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

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab biosimilar molecule was approved in Europe for the full originator label but did not receive the full originator label when approved in Canada. A similar outcome could occur with respect to one or more of our product candidates.

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

We do not have the infrastructure or capability internally to manufacture supplies of our biosimilar product candidates for use in the conduct of our nonclinical and clinical studies or on a commercial scale. We rely on third-party manufacturers, including our India-based contract manufacturer RLS, to manufacture and supply us with BOW015 in India. As discussed in the other risk factors described in this section, we may need to seek additional third-party manufacturers following RLS’ completion of its manufacture obligations pursuant to the Settlement Agreement (as described below). Additionally, we rely on an agreement with Sun to commercialize BOW015 in

India and certain North African and Asian countries. We also have an agreement with Fujifilm Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, for BOW015 process development with a view toward establishing Fujifilm as a source of future clinical and commercial supply of BOW015. Developing successful scale up techniques for manufacture of our biosimilar product candidates for commercial quantities will be time consuming and may not yield the quantities of product that we anticipate, which may have a material impact on our ability to successfully commercialize our product candidates. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide production capacity constraints, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

Further, we are currently party to an agreement with Sun, pursuant to which we granted to Sun exclusive rights under our intellectual property and regulatory materials relating to BOW015 in order to develop and commercialize BOW015 in India and certain other countries in Asia and North Africa. Pursuant to this agreement, Sun has agreed to distribute and sell BOW015 in India under the marketing authorization granted for BOW015. If we encounter delays or difficulties in executing our agreement with Sun to commercialize BOW015 in India, we may be required to seek alternative commercialization partners and/or develop a plan to commercialize BOW015 through direct sales into the Indian market, either of which may adversely affect our ability to successfully commercialize BOW015 in India. We have no direct sales experience in India or elsewhere. Therefore, if we decide to commercialize BOW015 through direct sales we cannot assure you that we would be successful.

Disputes under key agreements with third parties could adversely affect, delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, testing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties to such agreements. Disagreements may occur relating to the parties’ rights and obligations under these agreements, such as the scope of development or commercialization rights, ownership or use of intellectual property, the approach to obtaining regulatory approvals or commercialization strategy. Any disputes or commercial conflicts could lead to the termination of these agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of suppliers of our products, harm our intellectual property rights or result in costly litigation.

In December 2014, RLS exercised its three-year termination for-convenience right with respect to our manufacturing and supply agreement with RLS, which we refer to as the RLS Agreement, which would have caused the RLS Agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the RLS Agreement grants RLS exclusive global supply rights for BOW015, that the terms of our collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and sought to terminate the RLS Agreement. On April 22, 2015, we entered into a Settlement Agreement with RLS (the “Settlement Agreement”). Pursuant to the Settlement Agreement, RLS has agreed to manufacture 20 final batches of BOW015, with the initial 15 binding forecast batches to be manufactured on or before June 30, 2016 and the final five non-binding forecast batches to be manufactured on or before December 31, 2016, with the forecast for such final batches to be finalized by December 31, 2015. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the DCGI to us or our designee, with all costs of the transfer to be borne by us and subject to the DCGI’s approval of such transfer. We have agreed to pay to RLS a fee of $2,250,000, payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder. While we believe that, based on forecasts from our Indian commercial partner, Sun, the current inventory, and future inventory as agreed to under the Settlement Agreement, of BOW015 is sufficient to fulfill anticipated demand there throughout the end of 2016, it is possible that demand will increase in excess of our current inventory and that we will not be able to meet these demands if the agreed-upon batches to be manufactured by RLS pursuant to the Settlement Agreement are not sufficient to meet our needs. We intend to continue to build up additional BOW015 inventory via the agreed upon production runs by RLS, as necessary to establish sufficient product for the Indian territory, but we cannot be certain that this additional supply will be adequate. It is possible that RLS could stop providing us with BOW015 entirely, despite the terms of the Settlement Agreement and regardless of whether this causes RLS to breach the RLS Agreement or the Settlement Agreement. We and Sun intend to transfer BOW015 manufacturing for Indian territory to an alternate contract manufacturer, but there can be no assurances that we will be successful in making such a transfer on a timely basis, or at all. This, in turn, could materially and adversely affect our ability to manufacture or supply BOW015 for use in commercial sales in India and other markets currently contemplated to be served by Sun.

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

In some circumstances, it may be necessary as a matter of applicable local law, for the marketing and manufacturing approvals for our biosimilar products to be held by a third party that is not one of our affiliates. For example, our marketing approval in India for BOW015 is currently held in the name of our manufacturing partner, RLS, which also holds the manufacturing approval for BOW015. Pursuant to the Settlement Agreement described herein, RLS has agreed to use reasonable commercial efforts to transfer such authorization to us or our designee, subject to approval by the DCGI. The marketing approval held by RLS for manufacture and sale of infliximab in India is based on and is specific to the data arising from our clinical trials conducted with respect to BOW015, which data is owned solely by us, and RLS therefore has no right to commercialize BOW015 in India or in any other country independently of us on the basis of such marketing authorization. We have a manufacturing and supply agreement in place with RLS that includes provisions that permit us to have oversight over RLS’s activities in order to protect against breach by RLS of the terms of such marketing approval, and we will seek to include equivalent contractual protections in future agreements with third parties that hold regulatory approvals on our behalf. However, there is no guarantee that RLS or any other such third party will comply with the terms of the marketing authorization for the applicable biosimilars or with applicable laws. Where permissible under applicable laws, we also seek to provide for transfer of rights in any regulatory approval to an alternative holder on termination of our agreements with such third parties, and we also endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our future product candidates in order to protect against any disruption in product supply. However, we cannot assure you that we will be able to find an alternative holder for any such regulatory approvals in a timely fashion, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. Any non-compliance with applicable laws or the terms of regulatory approvals by such third parties could result in the permission to market and sell the applicable product candidate being revoked in one or more countries, which would materially jeopardize our right to commercialize BOW015 in India and such other countries.

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

Our business strategy incorporates significant international expansion, with initial focus on emerging markets such as India, China and Latin America, as well as developed markets outside of the United States, such as Europe. We plan to engage in manufacturing, maintain sales representatives and conduct clinical trials outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of BOW015, and any other product candidates. We currently carry product liability insurance covering our clinical trials in the amount of $5 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses in all the jurisdictions in which we seek to market and sell our products. As we obtain approvals for marketing BOW015 and any other product candidates in more jurisdictions, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Although we aim to launch our biosimilar product candidates in markets where we are not aware of any valid patent protection covering the reference biologic product, or in some cases where the fundamental patent protection for the reference product has expired, if a third party holds a patent to a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for such patent to expire. In addition, in the

United States, under certain limited circumstances, patents known as “submarine” patents may issue without the corresponding application being previously published. If such a submarine patent were to issue and cover aspects of any one or more of our product candidates, it is possible that such patents could affect our ability to commercialize the affected product candidate(s). Our business will be harmed if we are unable to use the optimal formulation of our product candidates, which may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is only available on terms that are unacceptable. In the case of our biosimilar product candidates, this may prevent us from establishing the equivalence to the reference biologic product required to gain regulatory approval for sale of such biosimilar product within a time frame that would make the commercialization of the affected biosimilar product candidate commercially viable.

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

As part of our efforts to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us, and we include equivalent provisions in all of our material collaboration and license agreements. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, third parties, including our competitors, may independently develop substantially equivalent proprietary information and technologies or otherwise lawfully gain access to our trade secrets and other confidential information. In such a case, we would have no right to prevent such third parties from using such proprietary information or technologies to compete with us, which could harm our competitive position.

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

Our stock price is expected to continue to be volatile and you may not be able to resell your shares.

We cannot assure you that an active trading market for shares of our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop, or is not sustained, it may be difficult to sell shares without depressing the market price for the shares or to sell your shares at all.

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

•                  developments relating to our key partners.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

A list of exhibits is set forth in the Exhibit Index immediately following the signature page of this report, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIRUS BIOPHARMACEUTICALS, INC.

Date: May 13, 2015	By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Thomas Shea
Thomas Shea
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EPIRUS BIOPHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.1	EPIRUS Biopharmaceuticals, Inc. Severance Plan	8-K	10.1	01/26/2015	000-51171
10.2	Settlement Agreement dated as of April 22, 2015 by and between the registrant and Reliance Life Sciences Pvt Ltd				*
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350				*
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to Condensed Consolidated Financial Statements

*

*                                         Filed herewith.

+                                         Indicates management contract or compensatory plan.