Form 10-Q
period 2015-06-30
EPIRUS Biopharmaceuticals, Inc.
filed 2015-08-12
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2015: 23,567,796 shares

EPIRUS BIOPHARMACEUTICALS, INC.
QUARTERLY REPORT
ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$58,288	$21,462
Prepaid expenses and other current assets	1,125	1,556
Total current assets	59,413	23,018
Property and equipment, net	673	704
In-process research and development	5,500	5,500
Intangible assets, net	3,492	3,605
Goodwill	16,363	16,363
Restricted cash	1,825	1,825
Other assets	215	374
Total assets	$87,481	$51,389
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,860	$2,483
Accrued expenses	5,268	4,101
Short term debt, net of debt discount	896	—
Deferred revenue	38	50
Current portion of settlement obligation	970	—
Other current liabilities	516	557
Deferred tax benefit	185	185
Total current liabilities	9,733	7,376
Long term debt, net of debt discount	13,918	7,282
Deferred revenue, net of current portion	1,192	946
Settlement obligation, net of current portion	463	—
Deferred tax liability	2,166	2,166
Deferred tax benefit, net of current portion	461	553
Other non-current liabilities	440	665
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized—5,000,000 shares; Issued and Outstanding—0 shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; Authorized—70,000,000 and 300,000,000 shares at June 30, 2015 and December 31, 2014, respectively; Issued— 23,528,110 and 12,934,102 shares at June 30, 2015 and December 31, 2014, respectively; Outstanding—23,514,851 and 12,920,843 shares at June 30, 2015 and December 31, 2014, respectively	24	13
Additional paid-in capital	168,462	118,959
Accumulated deficit	(109,378)	(86,571)
Total stockholders’ equity	59,108	32,401
Total liabilities, convertible preferred stock and stockholders’ equity	$87,481	$51,389

See accompanying notes to condensed consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$45	$—	$70	$—
Operating expenses:
Research and development	8,275	2,587	11,354	6,091
General and administrative	6,783	6,361	10,951	9,079
Total operating expenses	15,058	8,948	22,305	15,170
Loss from operations	(15,013)	(8,948)	(22,235)	(15,170)
Other income (expense):
Interest expense, net	(315)	(1,172)	(596)	(2,391)
Change in fair value of warrant liability	—	(99)	—	(199)
Other income (expense), net	(1)	282	(31)	289
Total other (expense), net	(316)	(989)	(627)	(2,301)
Loss before income taxes	(15,329)	(9,937)	(22,862)	(17,471)
Benefit (loss) from income taxes	43	47	55	(39)
Net loss	$(15,286)	$(9,890)	$(22,807)	$(17,510)
Net loss per share—basic and diluted	$(0.65)	$(28.71)	$(1.07)	$(57.54)
Weighted-average number of common shares used in net loss per share calculation—basic and diluted	23,514,851	344,517	21,411,437	304,288
Comprehensive loss	$(15,286)	$(9,890)	$(22,807)	$(17,510)

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,807)	$(17,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	21
Non-cash interest expense	292	2,349
Stock-based compensation and vesting of restricted stock	1,307	371
Deferred rent and lease incentive activity	(28)	—
Loss on disposal of property and equipment	1
Deferred taxes	(92)	(92)
Extinguishment of convertible notes	—	(22)
Change in fair value of warrants	—	199
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	271	(428)
Other non-current assets	155	—
Accounts payable	(623)	2,187
Accrued expenses and other current liabilities	1,030	103
Other non-current liabilities	(197)	—
Deferred revenue	234	750
Settlement obligation	1,433	—
Net cash used in operating activities	(18,835)	(12,072)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(35)
Net cash used in investing activities	(46)	(35)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	47,962	—
Proceeds from the issuance of debt, net of fees paid to lender	7,500	—
Proceeds from the issuance of preferred stock, net of costs	—	30,478
Proceeds from the issuance of convertible notes	—	5,000
Proceeds from the exercise of common stock options	245	82
Proceeds from the exercise of preferred stock warrants	—	333
Net cash provided by financing activities	55,707	35,893
Net increase in cash and cash equivalents	36,826	23,786
Cash and cash equivalents—Beginning of period	21,462	1,798
Cash and cash equivalents—End of period	$58,288	$25,584
Supplemental disclosure of cash flow information
Cash paid for interest	$306	$—
Cash paid for income taxes	$37	$—
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible debt and accrued interest into preferred stock and warrants	$—	$13,184
Extinguishment of covertible debt and accrued interest into preferred stock	$—	$5,013
Exercise of warrants into preferred stock	$—	$7,095

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

(In thousands, except share and per share amounts)

1.                                      Organization

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., formerly known as BRunning, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”) (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, EB Sub, Inc. (formerly Private Epirus), is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this quarterly report on Form 10-Q.

The terms “Company” and “Epirus” as used in these notes to consolidated financial statements refer to Private Epirus and its subsidiaries prior to the completion of the Merger and to Public Epirus and its subsidiaries subsequent to the completion of the Merger.

The Company is a biopharmaceutical company focused on building a pure-play, sustainable and profitable biosimilar business by improving patient access to these important, cost-effective medicines worldwide. Biosimilars are highly similar versions of approved patented biological drug products, referred to as reference or innovator products. Building a pure-play biosimilar company requires strong technical capabilities. The Company is a global company with an experienced product development team based in Boston, Massachusetts and a robust clinical, regulatory and business development infrastructure based in Zug, Switzerland. The Company’s strategy for biosimilars relies on global partnerships and distinct strategies to address the diverse and evolving regulatory, legal and commercial landscape.

The Company seeks to build a sustainable platform focusing on a therapeutically-focused pipeline of Immunoglobulin G (IgG), Chinese Hamster Ovary (CHO) cell derived monoclonal antibodies, or MAbs. The Company’s pipeline of product candidates includes BOW015, a biosimilar version of Remicade® (infliximab), BOW050, a biosimilar version of Humira® (adalimumab) and BOW070, a biosimilar version of Actemra® (tocilizumab).

For the Company’s lead product candidate, BOW015, the Company has reported bioequivalence and efficacy data from a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, both of which demonstrated the equivalence of BOW015 to Remicade. The Company also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, the Company demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. The Company intends to initiate a global clinical program for BOW015 in late 2015 or early 2016. The Company has been designing this clinical program in consultation with European regulatory bodies in order to obtain the data necessary to support eventual approval of BOW015 in North America and Europe.

In collaboration with the Company’s commercialization partner Sun Pharmaceutical Industries Ltd., formerly known as Ranbaxy Laboratories Limited, (“Sun”), the Company launched BOW015 in India in November 2014. BOW015 is sold under the brand name InfimabTM and is the first infliximab biosimilar approved in India. The Company expects to utilize its existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

In May 2015, the Company entered into a development and future distribution agreement with mAbxience S.A., a company organized and existing under the laws of Uruguay and a wholly owned subsidiary of

CHEMO Group (“Mabxience”), for BOW015 in Latin American markets, including Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela. The Company has an established partnership with Livzon Mabpharm Inc. for the production of biosimilars for China and associated markets. In July 2015, the Company also entered into an agreement with Swiss Pharma International AG, an affiliate of Pharmaceutical Works Polpharma S.A. (together with Swiss Pharma International AG, “Polpharma”), for the development and commercialization of BOW015, BOW050 and BOW070 in certain designated territories, including most of the European Union, certain countries in the Middle East, Turkey, Russia, and other countries comprising the Commonwealth of Independent States. The Company is also pursuing development and commercial partnerships in the United States, Brazil, and elsewhere.

2.                                      Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

3.                                      Summary of Significant Accounting Policies

In the three and six months ended June 30, 2015, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual consolidated financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indefinite lived intangible assets are also tested at least annually for impairment. Determination of the recoverability of long-lived assets, including finite-lived intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. During the three and six months ended June 30, 2015, the Company determined that there was no impairment of any of its long-lived assets, including indefinite and finite-lived intangible assets.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  This ASU will be effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted, however not before the original effective date of annual periods beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, but the Company does not anticipate electing early adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Technical Corrections and Improvements

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the ASC. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon the issuance of this ASU.  The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

4.                                      Business Agreements

Sun Pharmaceutical Industries (formerly known as Ranbaxy Laboratories)

For the three and six months ended June 30, 2015, the Company recorded royalty revenue of $36 and $54, respectively, related to commercial sales of the Company’s product, Infimab, which the Company launched with its commercialization partner Sun during the fourth quarter of 2014.  As of June 30, 2015, all royalty payments have been received.

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

The Company has invoiced Sun for a total of $1,250 in milestone payments, including the upfront payment, and received payments totaling $1,250 through June 30, 2015.

Mabxience, S.A.

On May 13, 2015, the Company entered into an Exclusive License Agreement (the “MabX Agreement”) with Mabxience for the development, manufacturing and commercialization of BOW015.

Under the MabX Agreement, the Company licensed to Mabxience an exclusive, royalty-bearing, non-transferable, sublicenseable license to develop, manufacture, commercialize and distribute BOW015 in the Mabxience territory. The Mabxience territory consists of Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela. Pursuant to the MabX Agreement, Mabxience will be solely responsible, at its expense, for all aspects of commercialization of licensed product in the Mabxience territory. As consideration for the license granted to Mabxience, the Company is eligible to receive certain non-refundable, non-creditable milestone payments up to $1.5 million upon the achievement of certain commercial sales in the Mabxience territory. In addition, the Company is eligible to receive certain royalty payments in the high teen percentages and distribution payments from Mabxience.

These potential milestone and royalty payments have not been earned as of June 30, 2015.

If not terminated earlier or extended by mutual agreement of the parties, the MabX Agreement expires in its entirety upon the fifteenth (15) anniversary of the first commercial sale of BOW015 in the Mabxience territory.

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

See Note 11, “Stock-Based Compensation,” for additional details regarding the accounting treatment for the equity awards of Private Epirus and Zalicus.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

July 15, 2014
Cash and cash equivalents	$13,756
In-process research and development	5,500
Goodwill	14,864
Restricted cash	1,850
Other assets	253
Total assets acquired	36,223
Accounts payable	(1,584)
Accrued expenses	(381)
Other current liabilities	(376)
Other liabilities	(391)
Deferred tax liabilities	(2,166)
Toal liabilities assumed	(4,899)
Total net assets acquired	$31,324

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

The operating results of Zalicus for the period from July 16, 2014 to December 31, 2014, including an operating loss of $25, were included in the Company’s consolidated financial statements as of and for the year ended December 31, 2014. During the three and six months ended June 30, 2015, operating results for Zalicus were immaterial.

The Company incurred a total of $5,779 in transaction costs in connection with the Merger, excluding Zalicus transaction costs, which were included in general and administrative expense within the consolidated statement of operations for the year ended December 31, 2014.

6.                                      Goodwill, IPR&D and Intangible Assets, Net

Goodwill

The Company’s goodwill balance as of June 30, 2015 was $16,363.  As of June 30, 2015, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company.

IPR&D

In connection with the Merger in 2014, the Company recognized IPR&D related to Z944. The carrying value of the IPR&D related to Z944 as of June 30, 2015 and December 31, 2014 was $5,500. See Note 5 “Merger” for additional details.

Intangibles

Intangible assets, net of accumulated amortization is as follows:

	June 30, 2015	December 31, 2014
Intangible assets	$3,687	$3,687
Total intangible assets	3,687	$3,687
Less: accumulated amortization—intangible assets	(195)	$(82)
Intangible assets, net	$3,492	$3,605

Amortization expense, which is included within research and development expense in the consolidated statements of operations and comprehensive loss, was $56 and $113 for the three and six months ended June 30, 2015, respectively, and $0 for the three and six months ended June 30, 2014.

The estimated aggregate amortization of intangible assets as of June 30, 2015, for each of the five succeeding years and thereafter is as follows:

June 30, 2015

July 1, 2015-December 31, 2015	$112
2016	225
2017	225
2018	225
2019	225
2020 and thereafter	2,480
Total	$3,492

7.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014

Accrued professional fees	$1,183	$1,822
Accrued compensation	1,072	1,244
Accrued manufacturing expense	2,797	813
Accrued interest expense	167	71
Accrued clinical expense	—	63
Other	49	88
Total accrued expenses	$5,268	$4,101

8.                                      Debt

Hercules Notes

As of June 30, 2015, the Company had outstanding borrowings under the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated as of September 30, 2014 and as amended from time to time (the “2014 Loan Agreement”) of $15,000. The first term loan, with a principal amount of $7,500 was drawn down on October 1, 2014. The second term loan, with a principal amount of $7,500, was drawn down on May 29, 2015.

As of June 30, 2015, on the Company’s balance sheet, the Company has recorded a short term debt obligation of $896, net of a debt discount of $11 and a long-term debt obligation of $13,918, net of debt discount of $175. Amortization of the debt discount, which was recorded as interest expense in the statement of operations, was approximately $16 and $32 for the three and six months ended June 30, 2015, respectively.

Future principal payments, which exclude the 3% end of term charge that will be payable upon repayment of the notes in full, in connection with the 2014 Loan Agreement, as of June 30, 2015 are as follows:

Principal Payments
July 1, 2015 - December 31, 2015	$—
2016	3,702
2017	5,942
2018	5,356
Total	$15,000

9.                                      Capital Stock

On February 4, 2015 the Company closed on an underwritten public offering of 9,600,000 shares of its common stock, offered at a price of $5.00 per share. Net proceeds to the Company from this offering were approximately $43,570, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 13, 2015, the Company closed on the sale of an additional 958,208 shares of its common stock at a price of $5.00 per share. Net proceeds to the Company from this overallotment were approximately $4,391, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to continue to use the net proceeds of $47,961 from the offering to progress its global BOW015 clinical program and to advance the development of its other product candidates, as well as for general corporate and working capital purposes.

10.                               Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$58,288	$—	$—	$58,288
	$58,288	$—	$—	$58,288

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$21,462	$—	$—	$21,462
	$21,462	$—	$—	$21,462

As of June 30, 2015, the Company did not have any liabilities measured at fair value on a recurring basis.

11.                               Stock-Based Compensation

Stock-Based Compensation

On April 2, 2015, the board of directors of the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”) and on June 4, 2015, the stockholders of the Company approved the 2015 Plan.  Pursuant to the 2015 Plan, 1,700,000 shares of common stock were initially authorized for issuance. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash-based awards and awards that are convertible into or otherwise based on the Company’s common stock.

For the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of approximately $843 and $1,369, respectively, in connection with its stock-based payment awards.  The Company recorded a reduction in stock-based compensation expense in the six months ended June 30, 2015 of $100 resulting from the modification of an award for a former officer of the company.  For the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of approximately $327 and $371, respectively, in connection with its stock-based payment awards.

Stock Options

A summary of stock option activity during the six months ended June 30, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value

Outstanding at December 31, 2014	1,652,882	$10.03
Granted	1,059,024	9.97
Exercised	(35,800)	6.85
Cancelled	(132,302)	6.79

Outstanding at June 30, 2015	2,543,804	$10.22	8.9	$1,620

Vested and expected to vest at:
June 30, 2015	2,463,889	$10.28	8.9	$1,593

Exercisable at:
June 30, 2015	545,436	$16.52	7.8	$934

Weighted average grant-date fair value of options granted during the period	$5.72

Cash Received upon exercise of options	$245

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s common stock fair value on June 30, 2015 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. As of June 30, 2015, there was $9,190 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 3.25 years.

During the three and six months ended June 30, 2015 and 2014, the range of assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Risk-free interest rate	1.52%-1.96%	1.91%-2.09%	1.51%-1.96%	1.91%-2.09%
Expected volatility	65.21% - 67.65%	66.02% - 66.07%	61.40% - 67.65%	64.07% - 66.07%
Expected term (in years)	5.3 - 6.00	6.00	5.3 - 6.00	6.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

A summary of the activity of nonvested restricted stock units (“RSUs”) for the six months ended June 30, 2015 is as follows:

			Weighted-
			Average
	Number	Weighted-	Remaining
	of	Average	Contractual	Aggregate
	Restricted	Grant Date	Term	Intrinsic
	Stock Units	Fair Value	(in years)	Value

Nonvested at December 31, 2014	—
Granted	126,621	$10.53	3.4	$—
Vested	—	—	—	—
Cancelled	444	10.53	—	—
Nonevested at June 30, 2015	126,177	$10.53	3.4	$—

Vested and expected to vest at:
June 30, 2015	121,130	$10.53	3.4	$—
Exercisable at:
June 30, 2015	—	—	—	—

As of June 30, 2015, there was $1,191 of total unrecognized stock-based compensation expense related to nonvested RSUs. The expense is expected to be recognized over a weighted-average period of 3.5 years.

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

As of June 30, 2015 and December 31, 2014, the Company had outstanding 13,259 shares of nonvested restricted common stock at a weighted average grant date fair value of $5.08. During the three and six months ended June 30, 2015, the Company recorded $(3) and $38 in stock compensation expense related to the nonvested restricted common stock award. During the three and six months ended June 30, 2014, the Company recorded $98 in stock compensation expense related to the nonvested restricted common stock.

12.                               Income Taxes

For the three and six months ended June 30, 2015, the Company recorded an income tax benefit of $43 and $55, respectively.  For the three months ended June 30, 2015, the income tax benefit resulted primarily from amortization of the Company’s deferred tax benefit related to the transfer of IPR&D to the Company’s subsidiary, Epirus Switzerland GmbH, a Swiss corporation (the “Tax Benefit”) of $46, offset by tax expense for cash flows generated in foreign territories of $3.  For the six months ended June 30, 2015, the income tax benefit resulted primarily from amortization of the Tax Benefit of $92, offset in part by tax expense for cash flows generated in foreign territories of $30 and minimum state taxes due in the United States of $7.

For the three and six months ended June 30, 2014, the Company recorded an income tax benefit of $47 and income tax expense of $39, respectively.  For the three months ended June 30, 2014, the income tax benefit resulted primarily due to amortization of the Tax Benefit of $46, a tax benefit from the reversal of the Alternative Minimum Tax (the “AMT”) due for fiscal year ended December 31, 2013 (“FY2013”) of $20 offset in part by tax expense for cash flows generated in foreign territories of $19.  For the six months ended June 30, 2014, the income tax expense resulted primarily from tax expense for cash flows generated in foreign territories of $151 offset in part by amortization of the Tax Benefit of $92 and a tax benefit from the reversal of the AMT due for FY2013 of $20.

The Company has evaluated the positive and negative evidence on the realizability of its deferred tax assets in each jurisdiction and management has determined that it is more likely than not that the Company will not utilize the benefits of its deferred tax assets in each jurisdiction. Accordingly, the deferred tax assets have been fully reserved as of June 30, 2015 and December 31, 2014.

13.                               Commitments

On May 15, 2015, the Company amended its March 2013 operating lease for office space in Boston, Massachusetts (the “Second Amendment”). The Second Amendment provides the Company additional square footage of approximately 3,000 square feet on the same floor of the office commencing on October 1, 2015. The Company has committed to lease this space for a period of six years. The Second Amendment contains rent escalation that is being accounted for as rent expense under the straight-line method. The Company will record rent expense of approximately $14 per month on a straight-line basis over the effective lease term.

As of June 30, 2015, future minimum lease payments under all of the Company’s operating leases are as follows:

June 30, 2015
July 1, 2015 - December 31, 2015	937
2016	1,886
2017	736
2018	644
2019	655
2020 and thereafter	1,130
Total	$5,988
Less: Future sublease payments to be received	(1,489)
Net future lease payments	$4,499

14.                               Net Loss Per Share

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2015 and 2014, as they would be dilutive.

	As of June 30,
	2015	2014
Options to purchase common stock	2,543,804	1,152,067
Settlement of loan agreement	248,093	—
Nonvested restricted stock units	126,177	—
Warrants to purchase common stock	92,892	21,998
Nonvested restricted stock awards	13,259	39,777
Convertible preferred stock	—	9,901,708

15.                               Legal Proceedings

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

The agreed-to $400 fee and expense amount was paid on April 22, 2015, which is within ten days of the final dismissal and closure of the Consolidated Action.

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

For the three and six months ended June 30, 2015, the Company recorded a one-time charge of $2,183 to general and administrative expenses, which represents the net present value of the installment payments due under the Settlement Agreement.

In addition, the Company recorded a one-time charge of $1,800 to research and development expense in the three and six month periods ended June 30, 2015, which represents the Company’s portion of the purchase obligation of the 15 binding forecast batches to be manufactured on or before June 30, 2016 by RLS. As of June 30, 2015, the Company has paid $561 towards this obligation.

16.                               Subsequent Events

Polpharma

On July 13, 2015, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Polpharma, for the development and commercialization in certain designated territories of the Company’s product candidates, BOW015, BOW050 and BOW070. The designated territories include the European Union (with the exception of Austria, Belgium, Denmark, Finland, Luxembourg, the Netherlands and Sweden, which are reserved for the Company), together with certain countries in the Middle East, Turkey, Russia, and other countries comprising the Commonwealth of Independent States, or CIS. The Company will also retain exclusive rights for the three products in North America and other markets outside of the designated territories, including Switzerland and Norway. Within the designated territories, the Collaboration Agreement contains exclusivity provisions such that each of the Company and Polpharma agrees not to exploit any other biosimilar product based on reference product other than the three products licensed under the Collaboration Agreement, subject to limited exceptions.

Under the Collaboration Agreement, the Company and Polpharma have cross-licensed all intellectual property rights and technology relating to their applicable biosimilar development programs to enable the parties to develop and commercialize the three above-mentioned biosimilar products in the designated territories and the Company to develop and commercialize these biosimilar products outside of the designated territories. The three product programs will consist of process development, clinical trials, regulatory, manufacturing and commercialization activities in the designated territories. For such programs, the Company will lead the global product development and clinical programs and will also be responsible for process development, scale-up and manufacturing in the designated territories, both parties will collaborate on regulatory filings in the designated territories, and Polpharma will be responsible for the commercialization of the products in the designated territories. Polpharma has the right to be a second source manufacturer for any of the products, including a right to perform fill and finish production for all three products, subject to certain conditions. A joint management committee will oversee the collaboration on behalf of both parties.

Polpharma will bear 51% and the Company will bear 49% of the costs associated with the development programs for the three products in the designated territories. Following commercial launch, profits and losses for the three products in the designated territories will be split 51% for Polpharma and 49% for the Company.

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

•                  our inability to develop, implement and maintain appropriate internal controls;

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

We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2015 entitled “Risk Factors” and Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2014, which contains a discussion of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company (“Private Epirus”), completed its merger with EB Sub, Inc., formerly known as BRunning, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation (“Zalicus”) (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. (“Public Epirus”) and Private Epirus was renamed EB Sub, Inc. (“EB Sub”). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, Private Epirus, now known as EB Sub, Inc., was the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this quarterly report on Form 10-Q.

We are a biopharmaceutical company focused on building a pure-play, sustainable and profitable biosimilar business by improving patient access to these important, cost-effective medicines worldwide. Biosimilars are highly similar versions of approved patented biological drug products, referred to as reference or innovator products. Based on projected global sales estimates from EvaluatePharma®, more than $80 billion in major biological drug sales is expected to face competition from biosimilars as a result of the expiration of patents over the next decade.

Building a pure-play biosimilar company requires strong technical capabilities. We are a global company with an experienced product development team based in Boston, Massachusetts and a robust clinical, regulatory and business development infrastructure based in Zug, Switzerland. Our strategy for biosimilars relies on global partnerships and distinct strategies to address the diverse and evolving regulatory, legal and commercial landscape.

We seek to build a sustainable platform focusing on a therapeutically-focused pipeline of Immunoglobulin G (IgG), Chinese Hamster Ovary (CHO) cell derived monoclonal antibodies, or MAbs. Our pipeline of product candidates includes BOW015, a biosimilar version of Remicade® (infliximab), BOW050, a biosimilar version of

Humira® (adalimumab) and BOW070, a biosimilar version of Actemra® (tocilizumab). Collectively, Remicade, Humira and Actemra generated approximately $23 billion in global innovator sales in 2014, according to EvaluatePharma, with Remicade alone generating approximately $8.8 billion in global sales in 2014.

For our lead product candidate, BOW015, we have reported bioequivalence and efficacy data from a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, both of which demonstrated the equivalence of BOW015 to Remicade. We also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, we demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. We intend to initiate a global clinical program for BOW015 in late 2015 or early 2016. We have been designing this clinical program in consultation with European regulatory bodies in order to obtain the data necessary to support eventual approval of BOW015 in North America and Europe.

In collaboration with our commercialization partner Sun Pharmaceutical Industries Ltd., formerly known as Ranbaxy Laboratories Limited, (“Sun”), we launched BOW015 in India in November 2014. BOW015 is sold under the brand name InfimabTM and is the first infliximab biosimilar approved in India. We expect to utilize our existing regulatory data package to gain regulatory approval for BOW015 in additional countries.

In May 2015, we entered into a development and future distribution agreement with mAbxience S.A., a company organized and existing under the laws of Uruguay and a wholly owned subsidiary of CHEMO Group, for BOW015 in Latin American markets, including Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela. We have an established partnership with Livzon Mabpharm Inc. for the production of biosimilars for China and associated markets. In July 2015, we also entered into an agreement with Swiss Pharma International AG, an affiliate of Pharmaceutical Works Polpharma S.A. for the development and commercialization of BOW015, BOW050 and BOW070 in certain designated territories, including most of the European Union, certain countries in the Middle East, Turkey, Russia, and other countries comprising the Commonwealth of Independent States. We are also pursuing development and commercial partnerships in the United States, Brazil, and elsewhere.

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

As of June 30, 2015, we had an accumulated deficit of $109.4 million. We had a net loss of $15.3 million and $9.9 million for the three months ended June 30, 2015 and 2014, respectively and $22.8 million and $17.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

There were no changes to our critical accounting policies between December 31, 2014 and June 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014 which are included in our annual report on Form 10-K filed with the SEC on March 31, 2015.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09.  This ASU will be effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted, however not before the original effective date of annual periods beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which adoption method we will utilize or the effect that the adoption of this guidance will have on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Technical Corrections and Improvements

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the ASC. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon the issuance of this ASU.  We do not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

Results of Operations

The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements.

Comparison of the Three Months Ended June 30, 2015 and 2014:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Revenue	$45	$—	$45	100%
Operating expenses:
Research and development	8,275	2,587	5,688	220%
General and administrative	6,783	6,361	422	7%
Total operating expenses	15,058	8,948	6,110	68%
Loss from operations	(15,013)	(8,948)	(6,065)	68%
Other income (expense):
Interest expense, net	(315)	(1,172)	857	-73%
Change in fair value of warrant liability	—	(99)	99	-100%
Other income (expense), net	(1)	282	(283)	-100%
Total other income (expense), net	(316)	(989)	673	-68%
Loss before income taxes	(15,329)	(9,937)	(5,392)	54%
Benefit (loss) from income taxes	43	47	(4)	-9%
Net loss	$(15,286)	$(9,890)	$(5,396)	55%

Revenue — For the three months ended June 30, 2015, we recorded revenue of $45,000 consisting of royalties of $36,000 and amortization of deferred revenue of $9,000 under our agreement with Sun.

Research and development expenses—For the three months ended June 30, 2015, research and development expense was $8.3 million compared to $2.6 million for the three months ended June 30, 2014, an increase of $5.7 million, or 220%. This increase was primarily the result of an increase in development costs of $2.4 million, $0.3 million and $0.1 million related to BOW015, BOW050 and BOW070, respectively.  In addition, we also recorded a one-time charge of $1.8 million for the three months ended June 30, 2015 for BOW015 commercial batches included in our Settlement Agreement with Reliance Life Sciences Pvt Ltd, or RLS, dated as of April 22, 2015 (the “Settlement Agreement”).  Finally, overhead costs increased by $1.1 million primarily due to an increase in headcount related costs of $0.7 million and $0.3 million in non-cash stock-based compensation. Offsetting these increases was a decrease in development costs of $0.1 million related to BOW030 (our bevacizumab product candidate).  We expect research and development expense to increase in future periods as compared to the current period due to costs related to our global clinical program for BOW015, which we plan to initiate in late 2015 or early 2016, and development of our pipeline product candidates.

The following table sets forth our results of research and development expenses by program for each of the periods set forth below (in thousands):

	Three Months Ended June 30,		Change
Project	2015	2014	$	%
BOW015	$5,555	$1,339	$4,217	315%
BOW050	$897	$585	$312	53%
BOW030	$50	$98	$(48)	-49%
BOW070	$118	$—	$118	100%
Overhead/Other	$1,655	$566	$1,089	192%
Total	$8,275	$2,587	$5,688	220%

General and administrative expenses— For the three months ended June 30, 2015, general and administrative expense was $6.8 million compared to $6.4 million for the three months ended June 30, 2014, an increase of $0.4 million, or 7%. This increase was primarily the result of a one-time settlement fee of $2.2 million related to the Settlement Agreement, an increase in headcount related costs of $0.3 million, an increase in non-cash stock compensation of $0.3 million and an increase in overhead expenses of $0.2 million. Offsetting these increases was a decrease in professional fees of $1.9 million as compared to the three months ended June 30, 2014. We expect general and administrative expense in future periods to decrease as compared to the current period.

Interest expense— For the three months ended June 30, 2015, interest expense was $0.3 million compared to $1.2 million for the three months ended June 30, 2014, a decrease of $0.9 million, or 73%. Interest expense for the three months ended June 30, 2015 primarily reflects interest expense and the amortization of debt discounts related to the term loan funded in October 2014 and May 2015.  For the three months ended June 30, 2014, interest expense primarily reflects amortization of debt discounts related to convertible notes issued during 2013, and in the first quarter of 2014. All of our convertible notes converted to equity in March and April of 2014.

Change in fair value of warrant liability—  For the three months ended June 30, 2014, change in fair value of warrant liability was $0.1 million resulting from the change in fair value of our preferred stock. We do not anticipate that we will recognize further amounts with respect to fair value adjustments of warrants as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

Other income (expense), net— For the three months ended June 30, 2015, other income (expense), net was less than $0.1 million.  For the three months ended June 30, 2014, other income (expense), net was $0.3 million which reflected a payment received from a former partner recognized as income upon termination of our agreement.

Benefit from income taxes— For the three months ended June 30, 2015, benefit from income taxes of $43,000 reflected amortization of our deferred tax benefit related to the transfer of IPR&D to our subsidiary, Epirus Switzerland GmbH, a Swiss corporation (the “Tax Benefit”) of $46,000 offset in part by tax expense for cash flows generated in foreign territories of $3,000.  For the three months ended June 30, 2014, benefit from income taxes of $47,000 reflected amortization of the Tax Benefit of $46,000, a tax benefit from the reversal of the Alternative Minimum Tax (the “AMT”) due for fiscal year ended December 31, 2013 (“FY2013”) of $20,000 offset in part by tax expense for cash flows generated in foreign territories of $19,000.

Comparison of the Six Months Ended June 30, 2015 and 2014:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%
Revenue	$70	$—	$70	100%
Operating expenses:
Research and development	11,354	6,091	5,263	86%
General and administrative	10,951	9,079	1,872	21%
Total operating expenses	22,305	15,170	7,135	47%
Loss from operations	(22,235)	(15,170)	(7,065)	47%
Other income (expense):
Interest expense, net	(596)	(2,391)	1,795	-75%
Change in fair value of warrant liability	—	(199)	199	-100%
Other income (expense), net	(31)	289	(320)	-111%
Total other income (expense), net	(627)	(2,301)	1,674	-73%
Loss before income taxes	(22,862)	(17,471)	(5,391)	31%
Benefit (loss) from income taxes	55	(39)	94	-241%
Net loss	$(22,807)	$(17,510)	$(5,297)	30%

Revenue — For the three months ended June 30, 2015, we recorded revenue of $70,000 consisting of royalties of $54,000 and amortization of deferred revenue of $16,000 under our agreement with Sun.

Research and development expenses—For the six months ended June 30, 2015, research and development expense was $11.3 million compared to $6.1 million for the six months ended June 30, 2014, an increase of $5.2 million, or 57%. This increase was primarily the result of an increase in development costs of $0.9 million, $0.7 million and $0.3 million related to BOW015, BOW050 and BOW070, respectively.  In addition, we also recorded a one-time charge of $1.8 million for the six months ended June 30, 2015 for BOW015 commercial batches included in the Settlement Agreement.  Finally, there was an increase in overhead costs of $1.9 million primarily due to increased headcount related costs of $1.2 million and $0.5 million in non-cash stock-based compensation and other costs of $0.2 million. Offsetting these increases was a decrease in development costs of $0.3 million related to BOW030 (our bevacizumab product candidate). We expect research and development expense to increase in future periods as compared to the current period due to costs related to our global clinical program for BOW015 which we plan to initiate in late 2015 or early 2016 and development of our pipeline product candidates.

The following table sets forth our results of research and development expenses by product candidate for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
Project	2015	2014	$	%
BOW015	$6,700	$4,011	$2,690	67%
BOW050	$1,332	$617	$715	116%
BOW030	$50	$392	$(342)	-87%
BOW070	$313	$—	$313	100%
Overhead/Other	$2,959	$1,072	$1,887	176%
Total	$11,354	$6,091	$5,263	86%

General and administrative expenses— For the six months ended June 30, 2015, general and administrative expense was $11.0 million compared to $9.1 million for the six months ended June 30, 2014, an increase of $1.9 million, or 21%. This increase was primarily the result of a one-time settlement fee of $2.2 million related to the Settlement Agreement increased headcount related costs of $1.0 million, increased non-cash stock compensation of $0.6 million and increased overhead expenses of $0.5 million. Offsetting these increases was a decrease in professional fees of $2.4 million. We expect general and administrative expenses in future periods to decrease in future periods.

Interest expense— For the six months ended June 30, 2015, interest expense was $0.6 million compared to $2.4 million for the six months ended June 30, 2014, a decrease of $1.8 million, or 75%. Interest expense for the six months ending June 30, 2015 primarily reflects interest expense and the amortization of debt discounts related to the term loan funded in October 2014 and May 2015.  For the six months ended June 30, 2014, interest expense primarily reflects amortization of debt discounts related to convertible notes issued during 2013, and in the first quarter of 2014. All of our convertible notes converted to equity in March and April of 2014.

Change in fair value of warrant liability—For the six month period ended June 30, 2014, change in fair value of warrant liability was $0.1 million resulting from the change in fair value of our preferred stock. We do not anticipate that we will recognize further amounts with respect to fair value adjustments of warrants as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

Other income, net— For the six months ended June 30, 2015 other income, net was less than $0.1 million. For the six months ended June 30, 2014 other income, net of $0.3 million primarily reflects a payment received from a former partner recognized as income upon termination of our agreement.

Benefit from income taxes— For the six months ended June 30, 2015, benefit from income taxes of $55,000 reflected amortization of the Tax Benefit of $92,000 offset in part by tax expense for cash flows generated in foreign territories of $30,000 and minimum state taxes due in the United States of $7,000.  For the six months ended June 30, 2014, income tax expense of $39,000 reflected tax expense for cash flows generated in foreign territories of $151,000 offset in part by a tax benefit of $92,000 from the amortization of the Company’s Tax Benefit and a tax benefit from the reversal of the AMT due for FY2013 of $20,000.

Liquidity and Capital Resources

From January 25, 2011 to June 30, 2015, we have incurred an accumulated deficit of $109.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our lead product candidate, BOW015 and other product candidates, and expenses supporting those activities. We have financed our operations since inception primarily through the sale of our equity securities, cash received in connection with the Merger and the issuance of debt securities. In February 2015, we closed on an underwritten public offering of approximately 10.6 million shares of our common stock, offered at a price of $5.00 per share. Net proceeds to us from this offering were approximately $48.0 million after deducting underwriting discounts and commissions and offering expenses paid by us.

Our total cash and cash equivalents balance, including restricted cash for deposits on leased facilities of $1.8 million, as of June 30, 2015, was $60.1 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan and capital expenditure requirements into the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to commence a global clinical program for BOW015 and continue our pre-clinical development of BOW050 and BOW070. We expect that these funds will not be sufficient to enable us to seek additional marketing approvals or commercialize any of our pipeline of product candidates beyond BOW015.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	$(18,835)	$(12,072)
Net cash used in investing activities	(46)	(35)
Net cash provided by financing activities	55,707	35,893
Net increase in cash and cash equivalents	$36,826	$23,786

Operating Activities.  Our operating activities used $18.8 million and $12.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash used in operating activities of $6.7 million is primarily due to an increase in net loss of $5.3 million, timing of payments for operating assets and liabilities of $0.3 million and a decrease in non-cash activities of $1.1 million.

Investing Activities.  Investing activities for the six month periods ended June 30, 2015 and 2014 consist entirely of office equipment purchases.

Financing Activities.  Our financing activities provided cash of $55.7 million and $35.9 million for the six month periods ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities for the six month periods ended June 30, 2015 is primarily related to $48.0 million of net proceeds from the issuance of common stock in February 2015, $7.5 million from the issuance of debt and $0.2 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the six month period ended June 30, 2014 was primarily related to $30.5 million of proceeds from the issuance of preferred stock in April 2014, $5.0 million of proceeds from the issuance of convertible notes, $0.3 million of proceeds from the exercise of preferred stock warrants and $0.1 million of proceeds from the exercise of stock options.

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

Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that existed as of June 30, 2015, as set forth above.

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

Certain of the changes described above were in process as of June 30, 2015, and for the financial statement close process for the periods then ended, but had not yet been fully implemented. We believe these changes to our control environment are responsive to the identified material weakness and expect them to be in place and functioning by the third quarter of 2015.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described in this Item 4, there was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After negotiations, the parties agreed that we would make a combined, global fee and expense payment to counsel in both the Consolidated Action and the Massachusetts Action in the amount of $0.4 million, of which $50,000 would be paid by our insurer, in full satisfaction of plaintiffs’ counsel’s claim for attorneys’ fees and expenses in the Consolidated Action and the Massachusetts Action, which the parties memorialized in a stipulation dated January 13, 2015. The parties requested that the Delaware Court close the Consolidated Action as a result of the stipulation. The Delaware Court directed that notice of the resolution of plaintiffs’ counsel’s request for attorneys’ fees and expenses be provided to shareholders. The parties have since issued notice to shareholders (including via our filing on our Current Report on March 13, 2015). After expiration of the requisite notice waiting period, the parties submitted to the Delaware Court a proposed order verifying that notice has been provided and providing for the final dismissal and closure of the case. On April 15, 2015, the Delaware Court accepted the order and closed and dismissed the Consolidated Action. The agreed-to $0.4 million fee and expense amount was paid on April 22, 2015, which is within ten days of the final dismissal and closure of the Consolidated Action.

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

Item 1A. Risk Factors.

In our quarterly report on Form 10-Q for the quarter ended March 31, 2015, we identify under Part II, Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this quarterly report on Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2015.

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

EPIRUS BIOPHARMACEUTICALS, INC.

Date: August 12, 2015	By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	By:	/s/ Thomas Shea
Thomas Shea
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EPIRUS BIOPHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.1	Settlement Agreement dated as of April 22, 2015 by and between the registrant and Reliance Life Sciences Pvt Ltd	10-Q	10.2	05/13/2015	000-51171
10.2	Second Amendment to Lease Agreement, by and between the registrant and CPT One Exeter Plaza, LLC, dated as of May 29, 2015				*
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required by 18 U.S.C. 1350				*
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to Condensed Consolidated Financial Statements

*

*                                         Filed herewith.