Form 10-Q
period 2015-09-30
EPIRUS Biopharmaceuticals, Inc.
filed 2015-11-16
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 9, 2015:  24,377,573 shares

EPIRUS BIOPHARMACEUTICALS, INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,424	$21,462
Accounts receivable	217	—
Asset held-for-sale	3,829	—
Prepaid expenses and other current assets	1,838	1,556
Deferred tax asset	274	—
Total current assets	50,582	23,018
Property and equipment, net	1,189	704
In-process research and development	—	5,500
Intangible assets, net	5,422	3,605
Goodwill	27,838	16,363
Restricted cash	1,825	1,825
Other assets	214	374
Total assets	$87,070	$51,389
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$2,985	$2,483
Accrued expenses	6,422	4,101
Short term debt, net of debt discount	2,263	—
Accrued acquisition costs	5,141	—
Accrued contingent consideration	1,601	—
Deferred revenue	347	50
Current portion of settlement of obligation	959	—
Other current liabilities	395	557
Liabilities held-for-sale	995	—
Deferred tax benefit	185	185
Total current liabilities	21,293	7,376
Long term debt, net of debt discount	12,567	7,282
Deferred revenue, net of current portion	1,182	946
Deferred tax liability	472	2,166
Deferred tax benefit, net of current portion	415	553
Other non-current liabilities	440	665
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized - 5,000,000 shares, Issued and Outstanding - 0 shares at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; Authorized - 70,000,000 and 300,000,000 shares at September 30, 2015 and December 31, 2014, respectively; Issued - 24,383,264 and 12,934,102 shares at September 30, 2015 and December 31, 2014, respectively; Outstanding - 24,383,264 and 12,920,843 shares at September 30, 2015 and December 31, 2014, respectively	24	13
Additional paid-in capital	174,050	118,959
Other comprehensive income	(8)	—
Accumulated deficit	(123,365)	(86,571)
Total stockholders' equity	50,701	32,401
Total liabilities, convertible preferred stock and stockholders' equity	$87,070	$51,389

See accompanying notes to condensed consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$221	$—	$291	$—
Operating expenses:
Research and development	9,172	5,397	20,526	11,488
General and administrative	5,091	8,532	16,037	17,612
Total operating expenses	14,263	13,929	36,563	29,100
Loss from operations	(14,042)	(13,929)	(36,272)	(29,100)
Other income (expense):
Interest income (expense), net	(368)	1	(963)	(2,390)
Change in fair value of warrant liability	—	(23)	—	(222)
Other income (expense), net	(22)	(5)	(59)	285
Total other income (expense), net	(390)	(27)	(1,022)	(2,327)
Loss before income taxes	(14,432)	(13,956)	(37,294)	(31,427)
Benefit (loss) from income taxes	445	21	500	(18)
Net loss	$(13,987)	$(13,935)	$(36,794)	$(31,445)
Net loss per share--basic and diluted	$(0.59)	$(1.28)	$(1.66)	$(8.15)
Weighted-average number of common shares used in net loss per share calculation--basic and diluted	23,750,820	10,846,655	22,199,801	3,857,027
Comprehensive loss	$(13,995)	$(13,935)	$(36,802)	$(31,445)

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,794)	$(31,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299	66
Non-cash interest expense	354	2,354
Stock-based compensation and vesting of restricted stock	2,256	1,314
Foreign exchange adjustments	(8)	—
Deferred rent and lease incentive activity	(28)	—
Loss on disposal of equipment	1	—
Loss on impairment of asset held for sale	1,671	—
Deferred taxes	(543)	(138)
Extinguishment of convertible notes	—	(22)
Change in fair value of warrants	—	222
Other non-cash activity	—	66
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(131)	(599)
Accounts receivable	(56)	—
Restricted cash	—	50
Other non-current assets	156	(130)
Accounts payable	331	(897)
Accrued expenses and other current liabilities	1,507	880
Other non-current liabilities	(197)	(84)
Deferred revenue	97	1,000
Settlement obligation	959	—
Net cash used in operating activities	(30,126)	(27,363)
Cash flows from investing activities:
Cash acquired in acquisition	833	13,756
Payment to stockholders of Bioceros	(3,400)	—
Purchases of property and equipment	(125)	(115)
Net cash provided by (used in) investing activities	(2,692)	13,641
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	47,962	—
Proceeds from the issuance of debt, net of fees paid to lender	7,500	—
Proceeds from the issuance of preferred stock, net of costs	—	30,478
Proceeds from the issuance of convertible notes	—	5,000
Proceeds from the exercise of common stock options	—	90
Proceeds from the exercise of preferred stock warrants	318	334
Repurchases of common stock	—	(297)
Net cash provided by financing activities	55,780	35,605
Net increase (decrease) in cash and cash equivalents	22,962	21,883
Cash and cash equivalents—Beginning of period	21,462	1,798
Cash and cash equivalents—End of period	$44,424	$23,681
Supplemental disclosure of cash flow information
Cash paid for interest	$611	$—
Cash paid for income taxes	$66	$—
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest into preferred stock and warrants	$—	$13,184
Extinguishment of convertible debt and accrued interest into preferred stock	$—	$5,013
Exercise of warrants into preferred stock	$—	$7,095
Conversion of preferred stock into common stock	$—	$79,452
Conversion of preferred stock warrants to equity	$—	$167
Issuance of warrants in connection with Hercules debt	$—	$248
Leasehold improvements incurred by landlord	$—	$477

Fair value of assets and liabilities acquired in the Acquisition (Note 6):
Fair value of assets acquired in the Acquisition	$16,200	$—
Fair value of liabilities assumed in the Acquisition	$(1,577)	$—
Fair value of net assets acquired in the Acquisition	$14,623	$—
Fair value of assets and liabilities acquired in the Merger (Note 5):
Fair value of assets acquired in the Merger	$—	$36,223
Fair value of liabilities assumed in the Merger	$—	$(4,899)
Fair value of net assets acquired in the Merger	$—	$31,324

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

(In thousands, except share and per share amounts)

1.Organization

EPIRUS Biopharmaceuticals, Inc. (the “Company”) is a global biopharmaceutical company focused on building a pure-play, sustainable, profitable and global biosimilar business. Biosimilars are highly similar versions of approved patented biological drug products, referred to as reference or innovator products. In particular, a biosimilar must demonstrate that it is highly similar to the reference product with respect to its product characteristics and that it shows no clinically meaningful differences in terms of safety and effectiveness. The Company’s goal is to improve global patient access to important, cost-effective medicines. The Company is headquartered in Boston, Massachusetts, with laboratories and technical capabilities, including the Company’s proprietary CHOBC® cell line platform, in Utrecht, the Netherlands, and business operations, clinical and regulatory teams based in Zug, Switzerland.

Since its inception, the Company has maintained in-house technical capabilities supported by external vendor laboratories. In September 2015, the Company acquired its primary vendor laboratory, Bioceros Holding B.V., a Netherlands company (“Bioceros”), to expand its biosimilar pipeline and to vertically integrate its product development capabilities. The Company entered into and closed a definitive Stock Purchase Agreement with Bioceros and purchased all of the outstanding shares of the share capital of Bioceros. As a result of the acquisition, Bioceros has become the Company’s wholly-owned subsidiary, renamed Epirus Biopharmaceuticals (Netherlands) B.V. See Note 6, “Acquisition,” for additional discussion of the acquisition of Bioceros.

Bioceros is focused on the development of monoclonal antibodies (mAbs). The Company acquired Bioceros’ proprietary CHOBC cell line platform, all related intellectual property rights, a fully equipped laboratory and bioreactor capabilities designed for the development of mAbs and protein therapeutics, with a focus on biosimilars, including capabilities for the production of three new biosimilar product candidates to add to the Company’s pipeline of biosimilar product candidates, as further described below. The Company believes that the addition of Bioceros staff and capabilities, combined with existing in-house expertise, provides the Company with a strong technical foundation to accelerate product development and optimize product quality. Specifically, the Company believes that its ability to rapidly and efficiently conduct and repeat experiments to optimize product quality and cell line titers and process yields will allow it to reduce regulatory risk and manage long term cost of goods.

The Company’s pipeline of biosimilar product candidates includes BOW015, a biosimilar version of Remicade® (infliximab), BOW050, a biosimilar version of Humira® (adalimumab), BOW070, a biosimilar version of Actemra® (tocilizumab), BOW080, a biosimilar version of Soliris® (eculizumab), BOW090, a biosimilar version of STELARA® (ustekinumab) and BOW100, a biosimilar version of SIMPONI® (golimumab).

For the Company’s lead product candidate, BOW015, the Company has reported bioequivalence and efficacy data from a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, both of which demonstrated the equivalence of BOW015 to Remicade. The Company also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, the Company demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. Using this regulatory package, the Company filed for and received approval in India in September 2014, and has filed for approval in additional markets including Malaysia, Thailand and Indonesia. In collaboration with the Company’s commercialization partner Sun Pharmaceutical Industries Ltd. (“Sun”), the Company launched BOW015 in India in November 2014. BOW015 is sold under the brand name InfimabTM and is the first infliximab biosimilar approved in India.

In November 2015, the Company completed manufacturing readiness for BOW015 to support the initiation of a global clinical program for BOW015 in early 2016. The Company has been designing this clinical program in consultation with European regulatory bodies in order to obtain the data that may be necessary to support potential approval of BOW015 in developed markets. The Company expects to file for approval of BOW015 in developed markets, including Europe, Canada, Australia and the United States, in 2017. For the remainder of the Company’s pipeline products, the Company expects that its filings will be global and harmonized.

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company ("Private Epirus"), completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation ("Zalicus") (the "Merger"). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc. ("Public Epirus") and Private Epirus was renamed EB Sub, Inc. ("EB Sub"). The boards of directors of Private Epirus and Zalicus approved the Merger on April 15, 2014, and the stockholders of Private Epirus and Zalicus approved the Merger and related matters on July 15, 2014. Following completion of the Merger, EB Sub, Inc. (formerly Private Epirus), is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Epirus. The historical financial statements of Private Epirus have become the historical financial statements of Public Epirus, or the combined company, and are included in this quarterly report on Form 10-Q.

The terms “Company” and “Epirus” as used in these notes to consolidated financial statements refer to Private Epirus and its subsidiaries prior to the completion of the Merger and to Public Epirus and its subsidiaries subsequent to the completion of the Merger.

2.Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

3.Summary of Significant Accounting Policies

In the three and nine months ended September 30, 2015, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual consolidated financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Epirus and its wholly owned subsidiaries as of September 30, 2015:  EB Sub, Inc., a Delaware Corporation, Epirus Biopharmaceuticals Ltd., a United Kingdom corporation, Epirus Biopharmaceuticals (Switzerland) GmbH, a Swiss corporation, Epirus Brasil Tecnologia Ltda, a Brazilian corporation, Epirus Biopharmaceuticals (Netherlands) B.V., a Netherlands corporation, and Zalicus Pharmaceuticals Ltd., a Canadian corporation.   All significant intercompany balances and transactions have been eliminated in consolidation.

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

When performing the impairment assessment of in-process research and development (“IPR&D”), the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company determines, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset's fair value. If the carrying value of the Company's acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value.

Goodwill is evaluated for impairment within the Company's single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test.

As described in Note 7, the IPR&D has been classified as held-for-sale as of September 30, 2015.   During the three and nine months ended September 30, 2015, the Company determined that there was an impairment related to the IPR&D acquired in the Merger.  As a result, the Company has recorded a loss on impairment of IPR&D in the amount of $1,671 in the three and nine months ended September 30, 2015.  This impairment charge was recorded within research and development expense.

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

Going Concern

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years beginning after December 15, 2016, with early application permitted. The Company is currently evaluating what effect, if any, the adoption of this guidance will have on the disclosures included in its condensed consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued ASC Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. Update No. 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Update No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. Update No. 2015-16 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-16 is not expected to have a material impact on the Company’s financial position or results of operations.

4.Business Agreements

Sun Pharmaceutical Industries (formerly known as Ranbaxy Laboratories)

For the three and nine months ended September 30, 2015, the Company recorded royalty revenue of $28 and $82, respectively, related to commercial sales of the Company’s product, Infimab, which the Company launched with its commercialization partner Sun during the fourth quarter of 2014.  As of September 30, 2015, all royalty payments have been received.

Sun made an upfront payment of $500 upon the execution of the license agreement by and between the Company and Sun, dated as of January 3, 2014 and as amended from time to time (the “Sun License Agreement”) and is obligated to pay the Company up to $1,000 if certain development and regulatory approval milestones are achieved and up to $10,000 if certain sales milestones are achieved. Under certain circumstances of uncured breach by the Company and termination of the Sun License Agreement by Sun, monetary damages of $500 would be due to Sun.

The Company has invoiced Sun for a total of $1,250 in milestone payments, including the upfront payment, and received payments totaling $1,250 through September 30, 2015.

Mabxience, S.A.

On May 13, 2015, the Company entered into an Exclusive License Agreement (the “MabX Agreement”) with mAbxience S.A., a company organized and existing under the laws of Uruguay and a wholly owned subsidiary of CHEMO Group (“Mabxience”), for the development, manufacturing and commercialization of BOW015.

Under the MabX Agreement, the Company licensed to Mabxience an exclusive, royalty-bearing, non-transferable, sublicenseable license to develop, manufacture, commercialize and distribute BOW015 in the Mabxience territory. The Mabxience territory consists of Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela. Pursuant to the MabX Agreement, Mabxience will be solely responsible, at its expense, for all aspects of commercialization of licensed product in the Mabxience territory. As consideration for the license granted to Mabxience, the Company is eligible to receive certain non-refundable, non-creditable milestone payments up to $1,500 upon the achievement of certain commercial sales in the Mabxience territory. In addition, the Company is eligible to receive certain royalty payments in the high teen percentages and distribution payments from Mabxience.

These potential milestone and royalty payments have not been earned as of September 30, 2015.

If not terminated earlier or extended by mutual agreement of the parties, the MabX Agreement expires in its entirety upon the fifteenth (15) anniversary of the first commercial sale of BOW015 in the Mabxience territory.

Polpharma

On July 13, 2015, the Company entered into a Collaboration Agreement (the “Polpharma Collaboration Agreement”) with Swiss Pharma International AG, an affiliate of Pharmaceutical Works Polpharma S.A. (together with Swiss Pharma International AG, “Polpharma”), for the development and commercialization in certain designated territories of the Company’s product candidates, BOW015, BOW050 and BOW070. The designated territories include the European Union (with the exception of Austria, Belgium, Denmark, Finland, Luxembourg, the Netherlands and Sweden, which are reserved for the Company), together with certain countries in the Middle East, Turkey, Russia, and other countries comprising the Commonwealth of Independent States, or CIS. The Company will also retain exclusive rights for the three products in North America and other markets outside of the designated territories, including Switzerland and Norway. Within the designated territories, the Polpharma Collaboration Agreement contains exclusivity provisions such that each of the Company and Polpharma agrees not to exploit any other biosimilar product based on reference product other than the three products licensed under the Polpharma Collaboration Agreement, subject to limited exceptions.

Under the Polpharma Collaboration Agreement, the Company and Polpharma have cross-licensed all intellectual property rights and technology relating to their applicable biosimilar development programs to enable the parties to develop and commercialize the three above-mentioned biosimilar products in the designated territories and the Company to develop and commercialize these biosimilar products outside of the designated territories. The three product programs will consist of process development, clinical trials, regulatory, manufacturing and commercialization activities in the designated territories. For such programs, the Company will lead the global product development and clinical programs and will also be responsible for process development, scale-up and manufacturing in the designated territories, both parties will collaborate on regulatory filings in the designated territories, and Polpharma will be responsible for the commercialization of the products in the designated territories. Polpharma has the right to be a second source manufacturer for any of the products, including a right to perform fill and finish production for all three products, subject to certain conditions. A joint management committee will oversee the collaboration on behalf of both parties.

Polpharma will bear 51% and the Company will bear 49% of total costs associated with the development programs for the three products in the designated territories.  For clinical trial costs incurred in connection with global development, the cost sharing ratio is changed from 100% to 38% of total costs.  As a result, Polpharma will bear 19% and the Company will bear 81% of total clinical trial costs incurred. Following commercial launch, profits and losses for the three products in the designated territories will be split 51% for Polpharma and 49% for the Company.

For the three and nine months ended September 30, 2015, the Company recorded revenue of $50 related to this agreement.  No amounts were invoiced by the Company nor were any payments made by Polpharma as of September 30, 2015.

Livzon Mabpharm

On September 24, 2015, the Company entered into a New Collaboration Compound Supplement to the Collaboration Agreement (the “Supplement Agreement”) with Livzon Mabpharm Inc. (“Livzon”). The Supplement Agreement amends the Exclusive License and Collaboration Agreement, dated as of September 24, 2014, by and between the Company and Livzon (the “Livzon Collaboration Agreement”), to add the Company’s product candidate, BOW070, a biosimilar version of Actemra® (tocilizumab), as one of the additional compounds to be developed and commercialized pursuant to the terms of the Livzon Collaboration Agreement.

Under the Supplement Agreement, the Company and Livzon each granted the other party, in the other party’s territory, exclusive, royalty-bearing licenses under certain patent rights and know-how to develop, manufacture and commercialize BOW070. Livzon’s territory consists of China, Hong Kong, Macau and Taiwan, and the Company’s territory consists of the rest of the world. Livzon will be responsible for certain pre-clinical development activities, including analytical and process development, characterization work and formulation development, with the costs for such pre-clinical development activities to be borne by both parties, and each party will be responsible at its sole expense for clinical development, regulatory filings and approvals, and commercialization of BOW070 in each such party’s territory. Livzon will be a preferred supplier of BOW070 for clinical and commercialization purposes, subject to Livzon’s satisfaction of certain performance criteria. As part of such preferred supplier designation, the parties have agreed to certain minimum supply price and purchase commitments following commercial launch of BOW070.

The Company will pay a total of $4,500 to Livzon to complete the pre-clinical development activities, consisting of: (i) an initial cash payment of $1,500 within 10 days of entry into the Supplement Agreement, which amount was paid on October 10, 2015, and (ii) three additional cash payments of $1,000 each upon the achievement of certain pre-clinical development milestones. The Company is expensing costs under the Supplement Agreement, as incurred, over the period that the work is performed (currently estimated at 18 months).  The Company did not record any expense under the Supplement Agreement as of September 30, 2015.

Each of the parties is eligible to receive from the other party royalty payments, based on gross margin of BOW070 in the other party’s territory, ranging from the low- to mid-single digit percentages.

As of September 30, Livzon owned approximately 7% of the Company’s issued and outstanding common stock.

5.Merger

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

All Zalicus equity awards granted prior to the Merger remained outstanding.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

July 15, 2014
Cash and cash equivalents	$13,756
In-process research and development	5,500
Goodwill	14,127
Restricted cash	1,850
Other assets	253
Total assets acquired	35,486
Accounts payable	(1,584)
Accrued expenses	(381)
Other current liabilities	(376)
Other liabilities	(391)
Deferred tax liabilities	(1,430)
Total liabilities assumed	(4,162)
Total net assets acquired	$31,324

The purchase price allocation was prepared on a preliminary basis and was subject to change as additional information became available concerning the tax basis of the assets acquired and the liabilities assumed. All adjustments to the purchase price were made within one year from July 15, 2014, the acquisition date.

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

The deferred tax liability represents the temporary difference associated with the $5,500 value of the IPR&D asset, which is not deductible for tax purposes. During the three months ended September 30, 2015, the Company completed its analysis of the tax basis of the IPR&D asset and reduced the preliminary deferred tax liability of $2,166 to $1,430 resulting in an adjustment to goodwill of $736.

The operating results of Zalicus for the period from July 16, 2014 to December 31, 2014, including an operating loss of $25, were included in the Company’s consolidated financial statements as of and for the year ended December 31, 2014. During the three and nine months ended September 30, 2015, operating results for Zalicus were immaterial.

The Company incurred a total of $5,779 in transaction costs in connection with the Merger, excluding Zalicus transaction costs, which were included in general and administrative expense within the consolidated statement of operations for the year ended December 31, 2014.

6.Acquisition

On September 9, 2015, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 100% of the voting interests of Bioceros Holding B.V. (“Bioceros”), enabling the Company to expand its biosimilar pipeline and vertically integrate product development capabilities.

Bioceros was a privately-held, Netherlands-based biopharmaceutical R&D company focused on the development of mAbs and generation of GMP-ready cell lines. From the Bioceros platform, the Company will expand its pipeline with the addition of three preclinical product candidates: BOW080, a proposed biosimilar to eculizumab (reference biologic Soliris®); BOW090, a proposed biosimilar to ustekinumab (reference biologic STELARA®); and BOW100, a proposed biosimilar to golimumab (reference biologic SIMPONI®).  Soliris, marketed by Alexion Pharmaceuticals, is currently indicated to treat ultra-rare blood disorders, including paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS).  SIMPONI and STELARA are marketed by Janssen Pharmaceuticals and indicated in inflammatory and immune mediated disorders.

Epirus will pay a total of $14,668 in consideration, undiscounted, consisting of:  (i) an initial cash payment of $3,400 at closing, (ii) a second cash payment of $1,700, to be paid on the first anniversary of the closing date, (iii) an initial issuance of 788,960 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), with a value of $4,568 and (iv) a second issuance of shares of Common Stock with a value of $5,000, calculated based on the Company’s stock price as set forth in the Stock Purchase Agreement, to be issued on the date that is six months after the closing date (“Second Installment Shares”), subject to the Company’s setoff rights with regard to the second cash payment and Second Installment Shares. Of the Second Installment Shares, shares with an undiscounted value of $1,015 are to be issued to Bioceros key employees and are subject to those employees’ continued employment.  In addition, the shareholders of Bioceros will receive a pro rata share of a net cash payout equal to the aggregate amount of: (a) Bioceros’ net working capital as the acquisition date; plus (b) cash received from Bioceros customers subsequent to the acquisition date and through December 31, 2015; in excess of (c) $1,200, calculated as set forth in the Stock Purchase Agreement.

Second Installment Shares

As described above, shares with an undiscounted value of $1,015 from the Second Installment Shares are to be issued to Bioceros key employees and are subject to those employees’ continued employment.  Pursuant to the Stock Purchase Agreement, 75% of the shares to be issued to Bioceros key employees on March 9, 2016 in connection with the Second Installment Shares will be held in an escrow account and released in three equal installments 12, 18 and 24 months after the closing date, unless the employee is terminated for cause or voluntarily resigns prior to each release date.  The other 25% will be paid when issued as of March 9, 2016, unless the employee is terminated for cause or voluntarily resigns prior to this date.  As a result, the consideration related to such $1,015 of shares was determined to be attributable to post-combination service to Epirus and will be recognized as stock-based compensation expense by the combined company as the shares vest.  The Company recognized $30 of stock-based compensation expense related to those shares in the condensed consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2015.

The acquisition-date fair value of the consideration transferred is as follows:

Initial equity consideration paid at closing
Initial shares issued to Bioceros shareholders	788,960
Price per Epirus share at issuance	$5.79
$4,568
Initial cash consideration paid at closing	3,400
Total consideration paid at closing	7,968

Settlement of preexisting Epirus accounts payable to Bioceros (1)	(87)
Second Installment Shares, excluding key employee stock compensation expense (2)	3,689
Net cash payout (3)	1,601
Final payment of cash consideration (4)	1,452
Preliminary estimated purchase price	$14,623

(1)	Represents the settlement of preexisting accounts payable to Bioceros as a result of activity prior to the transaction.

(2)

Represents the fair value of the undiscounted $3,985 of Second Installment Shares to be paid and issued on March 9, 2016, which excludes the undiscounted $1,015 of shares to be issued to Bioceros key employees contingent upon the delivery of postcombination service to the Company, as described above.  This amount has been recorded as a liability on the Company’s condensed consolidated balance sheet, because it represents an obligation to issue a variable number of shares based on a fixed dollar amount of $3,985, and recorded at fair value utilizing a discount rate of 17%.

(3)

Represents the fair value of the net cash payout to be made pursuant to the Stock Purchase Agreement. This amount has been recorded as a contingent consideration liability on the Company’s condensed consolidated balance sheet and recorded at fair value utilizing a discount rate of 17%. The amount of the net cash payout is dependent on the amount of cash received by the Company from Bioceros customers through December 31, 2015. The Company estimates that this amount will be between $1,200 and $1,600.

(4)

Represents the fair value of the final cash payment of $1,700, which, pursuant to the Stock Purchase Agreement, the Company will pay on September 9, 2016. This amount has been recorded as a liability on the Company’s condensed consolidated balance sheet and recorded at fair value utilizing a discount rate of 17%.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

September 9, 2015
Cash and cash equivalents	$833
Deferred tax assets	329
Prepaid expenses and other current assets	387
Property and equipment, net	447
Intangible assets, net	1,992
Goodwill	12,212
Accounts payable	(171)
Accrued expenses and other current liabilities	(472)
Deferred revenue	(436)
Deferred tax liabilities	(498)
Net assets acquired	$14,623

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and the liabilities assumed. The purchase price allocation will remain preliminary until Epirus completes a final valuation of the assets acquired and liabilities assumed, including deferred tax assets and liabilities, deferred revenue and the identification and valuation of all intangible assets, as of the transaction closing date. The excess of consideration transferred over the estimated fair value of net identifiable assets acquired will be allocated to goodwill, which represents the expected synergies between the companies and acquired workforce. Goodwill is not expected to be deductible for tax purposes. The final determination of the allocation of consideration transferred is expected to be completed as soon as practicable, but will in no event exceed one year from September 9, 2015, the closing date. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented above.

For acquired working capital accounts such as accounts receivable, prepaid expenses and other current assets, including deferred tax assets, accounts payable and certain accrued expenses, Epirus determined that no preliminary fair value adjustments were required due to the short timeframe until settlement for these assets and liabilities. The Company acquired gross contractual accounts receivable of $248, which it determined represents fair value and expects to collect in full.

Intangible asset, or acquired know how technology, currently represent the preliminary estimated fair value for the CHOBC® cell line platform and cell line technology platform which will be the platform for future research.  Based on the estimated time to commercialization and other factors, the intangible asset is being amortized over a 20 year expected useful life, which is the estimated period of time the Company expects to receive benefit from the platform  during its development processes. The estimated fair value of the intangible was determined based on a cost approach.  The present value of the investment costs was then determined utilizing an estimated risk-adjusted discount rate. The estimated fair value may be adjusted based upon the final valuation and any such adjustments could be significant. The final valuation is expected to be completed within one year from the acquisition closing date. If the platform becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be recorded in the period in which the impairment occurs. The Company is currently evaluating whether certain additional intangible assets were acquired and will be assessing the value of these assets within one year from the acquisition date.

Goodwill represents the excess of the preliminary estimated purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed and recognizes results from the expected synergies from combining operations of the Bioceros technical team’s expertise and the Company’s existing pipeline and management expertise.  The Company believes that the addition of Bioceros staff and capabilities, combined with existing in-house expertise, provides the Company with a strong technical foundation to accelerate product development and optimize product quality. Goodwill will not be amortized, but will be evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. In the event that Epirus determines that the value of goodwill has become impaired, an impairment charge will be recorded in the period in which the determination is made.

Deferred revenue balances were preliminarily adjusted to amounts that represent the estimated costs to fulfill the underlying obligations plus a normal profit margin, consistent with what the Company determined to be a market participant’s estimate of such costs and profit margin.

The deferred tax liability relates to the temporary difference associated with the preliminary estimated value of the intangible asset and has been estimated using a 25% effective tax rate.

The operating results of Bioceros for the period from September 9, 2015 to September 30, 2015, include revenue of $131 and  an operating loss of $80 have been included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015.

The Company incurred a total of $502 in transaction costs in connection with the transaction, excluding Bioceros transaction costs, which were included in selling, general and administrative expense within the condensed consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2015.

Proforma revenue and earnings are not disclosed as the Company has not yet been able to obtain the required information from the acquired company.  Fiscal year 2015 and fiscal year 2014 pro forma information will be presented in the Company’s 2015 Annual Report on Form 10-K.

7.Goodwill, IPR&D and Intangible Assets, Net

Goodwill

The Company’s goodwill balance as of September 30, 2015 was $27,838.  As of September 30, 2015, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company.

IPR&D

In connection with the Merger in 2014, the Company recognized IPR&D related to the Company’s product candidate Z944. The carrying value of the IPR&D related to Z944 as of December 31, 2014 was $5,500. See Note 5, “Merger,” for additional details.  This asset was sold on October 1, 2015 as part of a Share Purchase Agreement with Taro Pharmaceuticals Inc. and the Company has classified the IPR&D as held-for-sale as of September 30, 2015. See Note 17, “Subsequent Events,” for more details.  As a result, in September 2015, the Company performed an impairment analysis of this asset and recognized an impairment charge of $1,671 which was recorded within research and development expense and reduced the carrying value of the IPR&D asset to $3,829.  The Company determined the fair value of IPRD utilizing the income approach.

Intangibles

In connection with the Acquisition in September 2015, the Company recognized an intangible asset related to Bioceros’ platform technology. The carrying value of the intangible asset related to the platform technology as of September 30, 2015 was $1,992. See Note 6, “Acquisition,” for additional details.

Intangible assets, net of accumulated amortization is as follows:

	September 30, 2015	December 31, 2014
Intangible assets (excluding IPR&D)	$5,679	$3,687
Total intangible assets (excluding IPR&D)	5,679	3,687
Less: accumulated amortization—intangible assets	(257)	(82)
Intangible assets, net (exlcuding IPR&D)	$5,422	$3,605

Amortization expense, which is included within research and development expense in the consolidated statements of operations and comprehensive loss, was $62 and $175 for the three and nine months ended September 30, 2015, respectively, and $0 for the three and nine months ended September 30, 2014. The weighted average amortization period for intangible assets is 10 years.

The estimated aggregate amortization of intangible assets as of September 30, 2015, for each of the five succeeding years and thereafter is as follows:

September 30, 2015

October 1, 2015 - December 31, 2015	$80
2016	325
2017	325
2018	325
2019	325
2020 and thereafter	4,042
Total	$5,422

8.Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014

Accrued clinical and development expenses	$2,588	$876
Accrued compensation	1,825	1,244
Accrued professional fees	1,741	1,822
Accrued interest expense	213	71
Other	55	88
Total accrued expenses	$6,422	$4,101

9.Debt

Hercules Notes

As of September 30, 2015, the Company had outstanding borrowings under the Loan and Security Agreement with Hercules Technology Growth Capital, Inc., dated as of September 30, 2014 and as amended from time to time (the “2014 Loan Agreement”) of $15,000. The first term loan, with a principal amount of $7,500 was drawn down on October 1, 2014. The second term loan, with a principal amount of $7,500 was drawn down on May 29, 2015.

As of September 30, 2015, the Company has recorded a short term debt obligation of $2,263, net of a debt discount of $26 and a long-term debt obligation of $12,567, net of debt discount of $144. Amortization of the debt discount, which was recorded as interest expense in the statement of operations, was approximately $17 and $48 for the three and nine months ended September 30, 2015, respectively.  There was no related amortization expense within the 2014 periods.

Future principal payments, which exclude the 3% end of term charge that will be payable upon repayment of the notes in full, in connection with the 2014 Loan Agreement, as of September 30, 2015 are as follows:

Principal Payments
October 1, 2015 - December 31, 2015	$—
2016	3,702
2017	5,942
2018	5,356
Total	$15,000

10.Capital Stock

On February 4, 2015 the Company closed on an underwritten public offering of 9,600,000 shares of its common stock, offered at a price of $5.00 per share. Net proceeds to the Company from this offering were approximately $43,570, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On February 13, 2015, the Company closed on the sale of an additional 958,208 shares of its common stock at a price of $5.00 per share. Net proceeds to the Company from the exercise of this overallotment option were approximately $4,391, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to continue to use the net proceeds of $47,961 from the offering to progress its global BOW015 clinical program and to advance the development of its other product candidates, as well as for general corporate and working capital purposes.

On September 9, 2015 the Company issued 788,960 shares of its common stock to former holders of Bioceros preferred and common stock in connection with the acquisition of Bioceros (see Note 6).

11.Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$44,424	$—	—	$44,424
	$44,424	$—	$—	$44,424

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$21,462	$—	—	$21,462
	$21,462	$—	$—	$21,462

As of September 30, 2015, the Company did not have any liabilities measured at fair value on a recurring basis except for the contingent consideration obligation of $1,601 issued in connection with the acquisition of Bioceros (Note 6), which is measured using Level 3 inputs.

12.Stock-Based Compensation

On April 2, 2015, the board of directors of the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”) and on June 4, 2015, the stockholders of the Company approved the 2015 Plan.  Pursuant to the 2015 Plan, 1,700,000 shares of common stock were initially authorized for issuance. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash-based awards and awards that are convertible into or otherwise based on the Company's common stock.

For the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense of approximately $898 and $2,267 respectively, in connection with its stock-based payment awards.  The Company recorded a reduction in stock-based compensation expense in the nine months ended September 30, 2015 of $100 resulting from the modification of an award for a former officer of the company.  For the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of approximately $943 and $1,314, respectively, in connection with its stock-based payment awards.

Stock Options

A summary of stock option activity during the nine months ended September 30, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value

Outstanding at December 31, 2014	1,652,882	$10.03
Granted	1,208,012	9.47
Exercised	(101,994)	3.12
Cancelled	(151,736)	7.23

Outstanding at September 30, 2015	2,607,164	$10.20	8.8	$897

Vested and expected to vest at: September 30, 2015	2,494,655	$10.27	8.8	$888

Exercisable at: September 30, 2015	600,862	$16.14	7.8	$524

Weighted average grant-date fair value of options granted during the period	$5.42

Cash received upon exercise of options	$318

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s common stock fair value on September 30, 2015 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. As of September 30, 2015, there was $10,080 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.93 years.

During the three and nine months ended September 30, 2015 and 2014, the range of assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Risk-free interest rate	1.96%	1.95% - 2.01%	1.51% - 1.96%	1.91% - 2.09%
Expected volatility	65.21%	65.84% - 65.94%	61.40% - 67.65%	64.07% - 66.07%
Expected term (in years)	6.00	6.00	5.3 - 6.00	6.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

A summary of the activity of nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2015 is as follows:

			Weighted-
			Average
	Number	Weighted-	Remaining
	of	Average	Contractual	Aggregate
	Restricted	Grant Date	Term	Intrinsic
	Stock Units	Fair Value	(in years)	Value

Nonvested at December 31, 2014	—
Granted	126,621	$10.53		$—
Vested	—	—	—	—
Cancelled	(1,364)	10.53	—	—
Nonvested at September 30, 2015	125,257	$10.53	3.2	$554

Vested and expected to vest at:
September 30, 2015	116,531	$10.53	3.2	515
Exercisable at:
September 30, 2015	—	—	—	—

As of September 30, 2015, there was $1,093 of total unrecognized stock-based compensation expense related to nonvested RSUs. The expense is expected to be recognized over a weighted-average period of 3.2 years.

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

Restricted Stock Awards

In April 2014, the Company granted 53,056 shares of restricted common stock to a vendor for consulting services in connection with the Livzon Collaboration Agreement.  The restricted stock award is subject to certain performance-based vesting conditions under which 25% of the award vested on April 15, 2014, 50% vested on September 24, 2014 and the remaining 25% would vest following the successful achievement of certain performance milestones and the passage of time.  As of September 30, 2015, the award was fully vested.

As of September 30, 2015, the Company had outstanding 0 shares of nonvested restricted common stock. As of December 31, 2014, the Company had outstanding 13,259 shares of nonvested restricted common stock at a weighted average grant date fair value of $5.08. During the three and nine months ended September 30, 2015, the Company recorded $21 and $58 in stock compensation expense related to the nonvested restricted common stock award. During the three and nine months ended September 30, 2014, the Company recorded $98 in stock compensation expense related to the nonvested restricted common stock.

13.Income Taxes

For the three and nine months ended September 30, 2015, the Company recorded an income tax benefit of $445 and $500, respectively.  For the three months ended September 30, 2015, the income tax benefit resulted primarily from the impairment of intangible assets and the related adjusted deferred tax of $434, amortization of the Company’s deferred tax benefit related to the transfer of IPR&D to the Company’s subsidiary, Epirus Switzerland GmbH, a Swiss corporation (the “Tax Benefit”) of $46, offset by tax expense for cash flows generated in foreign territories of $10 and taxes due in the United States of $25. For the nine months ended September 30, 2015, the income tax benefit resulted primarily from the impairment of intangible assets and the related adjusted deferred tax of $434, amortization of the Tax Benefit of $138 offset in part by tax expense for cash flows generated in foreign territories of $40 and taxes due in the United States of $32.

For the three and nine months ended September 30, 2014, the Company recorded an income tax benefit of $21 and income tax expense of $18, respectively.  For the three months ended September 30, 2014, the income tax benefit resulted primarily due to amortization of the Tax Benefit of $46 offset by tax expense for cash flows generated in foreign territories of $25. For the nine months ended September 30, 2014, the income tax expense resulted primarily from tax expense for cash flows generated in foreign territories of $176 offset in part by amortization of the Tax Benefit of $138 and a tax benefit from the reversal of the Alternative Minimum Tax (the “AMT”) due for fiscal year ended December 31, 2013 (“FY2013”) of $20.

The Company has evaluated the positive and negative evidence on the realizability of its deferred tax assets in each jurisdiction and management has determined that it is more likely than not that the Company will not utilize the benefits of its deferred tax assets in each jurisdiction except the Netherlands. Accordingly, the deferred tax assets have been fully reserved as of September 30, 2015 and December 31, 2014.

14.Commitments

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

On September 9, 2015, the Company acquired Bioceros, located in Utrecht, The Netherlands.  As part of the Acquisition, the Company acquired a lease for approximately 5,800 square feet consisting of lab and office space.  The lease commenced on January 1, 2011 for a period of seven years.  The Company will record approximately $23 of per month on a straight-line basis over the effective lease term.

On October 15, 2015, the Company signed a lease for approximately 4,400 square feet of office space in Zug, Switzerland.  The Company has committed to lease this space through March 31, 2017 and will record approximately $16 per month on a straight-line basis over the effective lease term.

As of September 30, 2015, future minimum lease payments under all of the Company’s operating leases are as follows:

September 30, 2015
October 1, 2015 - December 31, 2015	$627
2016	2,412
2017	1,076
2018	644
2019	655
2020 and thereafter	1,130
Total	$6,544
Less: Future sublease payments to be received	(1,306)
Net future lease payments	$5,238

15.Net Loss Per Share

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2015 and 2014, as they would be anti-dilutive.  In addition, Second Installment Shares issuable to former Bioceros shareholders with a value of $5,000 to be issued in March 2016 have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2015 (Note 6).

	As of September 30,
	2015	2014
Options to purchase common stock	2,607,164	1,585,898
Settlement of loan agreement	248,093	—
Nonvested restricted stock units	125,257	—
Warrants to purchase common stock	92,892	86,190
Nonvested restricted stock awards	—	13,259

16.Legal Proceedings

From time to time, the Company is involved in legal proceedings and claims of various types, and it accounts for these legal proceedings in accordance with ASC Topic 450, “Contingencies.” The Company records a liability in its consolidated financial statements for these matters when a loss is considered probable and the amount of loss can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

The Company is not currently a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against the Company.

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

On April 22, 2015, the Company entered into a Settlement Agreement with RLS (the “Settlement Agreement”). Pursuant to the Settlement Agreement, RLS has agreed to manufacture 20 final batches of BOW015, with the initial 15 binding forecast batches to be manufactured on or before June 30, 2016 and the final five non-binding forecast batches to be manufactured on or before December 31, 2016, with the forecast for such final batches to be finalized by December 31, 2015. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the Drug Controller General of India (“DCGI”) to the Company or its designee, with all costs of the transfer to be borne by the Company and subject to the DCGI’s approval of such transfer. The Company has agreed to pay to RLS a fee of $2,250, payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder. The Company made the first payment of $750 on April 27, 2015 and made an additional payment of $500 on September 10, 2015.

For the nine months ended September 30, 2015, the Company recorded a one-time charge of $2,183 to general and administrative expenses, which represents the net present value of the installment payments due under the Settlement Agreement.

In addition, the Company recorded a one-time charge of $1,800 to research and development expense in the nine months ended September 30, 2015, which represents the Company’s portion of the purchase obligation of the 15 binding forecasted batches to be manufactured on or before June 30, 2016 by RLS. As of September 30, 2015, the Company has paid $561 towards this obligation.

17.Subsequent Events

Zalicus Pharmaceuticals Ltd. Sale

On October 1, 2015, the Company entered into and closed a Share Purchase Agreement (the “Purchase Agreement”) with Taro Pharmaceuticals Inc. (“Taro”) for the sale by the Company to Taro of all of the shares of Zalicus Pharmaceuticals Ltd., the Company’s Canadian subsidiary that holds the Company’s product candidate Z944 and certain related assets (collectively, the “Z944 Assets”) which the Company acquired as a result of its merger with Zalicus Inc. in July 2014 (such sale, the “Zalicus Ltd. Sale”).

As a result of the Zalicus Ltd. Sale, the Company received from Taro payment comprised of Canadian Dollar (“CAD”) $5,000 in cash and a non-interest bearing, limited recourse promissory note in the amount of CAD $5,000 with a maturity date of July 1, 2017 (the “Promissory Note”). The Promissory Note is repayable either in cash or through Taro’s transfer back of the Z944 Assets, including any further developments made by Taro to such assets, to the Company. No repayment of the Promissory Note is required until such maturity date. If Taro elects to repay the Promissory Note in cash and continue development of the Z944 Assets, the Company will also be entitled to additional payments of up to USD $7,500 upon achievement of certain regulatory filings and approvals of the Z944 Assets, up to USD $30,000 upon achievement of certain sales milestones for the Z944 Assets, and mid-single digit percentage royalty payments upon global commercial sales of products developed with the Z944 Assets, with such percentage to be reduced in the event of commercial sales of competing generic products under certain circumstances. The Purchase Agreement further requires Taro to use customary commercially reasonable efforts to develop the Z944 Assets, subject to the Company’s reversion right to such assets for any material breach following standard notice and cure periods.

As of September 30, 2015, the Company classified the disposal group of Zalicus Ltd. as held-for-sale.   As described in Note 7, the Company performed an impairment analysis of the IPR&D asset held by Zalicus Ltd. and recognized an impairment charge of $1,671 which was recorded within research and development expense during the quarter ended September 30, 2015 and reduced the carrying value of the IPR&D asset to $3,829.  As of September 30, 2015, assets held-for-sale: in-process research and development totaled $3,829 and liabilities held-for-sale: deferred tax liability totaled $995 on our condensed consolidated balance sheet.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	our inability to obtain regulatory approval for, or successfully commercialize, our leading product candidate, BOW015, or our other product candidates, BOW050, BOW070, BOW080, BOW090 and BOW100;

•	our inability to secure and maintain relationships with collaborators and single-source contract manufacturers;

•	our history of operating losses and inability to ever become profitable;

•	our limited history of complying with public company reporting requirements;

•	our limited sales and marketing infrastructure;

•	uncertainty and volatility in the price of our common stock;

•	our inability to develop, implement and maintain appropriate internal controls;

•	our ability to remediate the material weaknesses in our internal control over financial reporting;

•	uncertainty as to our employees’, independent contractors’ and other collaborators’ compliance with regulatory standards and requirements and insider trading rules;

•	uncertainty as to the relationship between the benefits of our product candidates and the risks of their side-effect profiles;

•

our inability to effectively compete with the reference biologic products for our biosimilar product candidates and from other pharmaceuticals approved for the same indication as the reference biologic products;

•	our inability to complete our in-house cell line and process development activities;

•

dependence on the efforts of third-parties to conduct and oversee our clinical trials for our product candidates, to manufacture nonclinical and clinical supplies of our product candidates, to store critical components of our product candidates, and to commercialize our product candidates;

•	uncertainty relating to U.S. regulatory and legal landscapes and a fragmented payer market;

•	the extent of government regulations;

•	uncertainty of clinical trial results;

•	a loss of any of our key management personnel;

•	our inability to develop or commercialize our product candidates due to intellectual property rights held by third parties and our inability to protect the confidentiality of our trade secrets;

•	the cost and effects of potential litigation; and

•	our limited financial resources and inability to access capital to fund proposed operations.

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

We are a global biopharmaceutical company focused on building a pure-play, sustainable, profitable and global biosimilar business. Biosimilars are highly similar versions of approved patented biological drug products, referred to as reference or innovator products. In particular, a biosimilar must demonstrate that it is highly similar to the reference product with respect to its product characteristics and that it shows no clinically meaningful differences in terms of safety and effectiveness. Our global healthcare system is challenged by high costs and high unmet need, creating a favorable environment for lowering the cost of biological drugs and improving patient access to these important medications through the approval, introduction and commercialization of biosimilars.

Over the next decade, biosimilars are expected to target reference products with patent expirations related to more than $90 billion in sales, based on projected global sales estimates from EvaluatePharma®. Approximately half of this biosimilar market opportunity is outside the United States.

We are headquartered in Boston, Massachusetts, with laboratories and technical capabilities, including our proprietary CHOBC® cell line platform, in Utrecht, the Netherlands, and business operations, clinical and regulatory teams based in Zug, Switzerland.

Our vision is to build a sustainable, profitable biosimilar business by enabling patient access to these cost-effective medicines. We believe that our ability to deliver on this vision is anchored in our strong technical platform and global approach to development and commercialization. Specifically, we believe the path to achieving our goals has a foundation in the following five key strategies:

•	build and utilize technical capabilities to optimize product characteristics and manage costs;

•	plan our pipeline to gain cost synergies from product development, through clinical development and to eventual commercialization;

•	focus on global markets where the regulatory, legal and commercial landscapes are more evolved while evaluating and preparing in the long term for potential United States market entry;

•	enter into partnership arrangements that would help us to retain substantial economics over time; and

•	implement an efficient global tax structure.

Since our inception, we have maintained in-house technical capabilities supported by external vendor laboratories. In September 2015, we acquired our primary vendor laboratory, Bioceros Holding B.V., a Netherlands company (“Bioceros”), to expand our biosimilar pipeline and to vertically integrate our product development capabilities. We entered into and closed a definitive Stock Purchase Agreement with Bioceros and purchased all of the outstanding shares of the share capital of Bioceros. As a result of the acquisition, Bioceros has become our wholly-owned subsidiary, renamed Epirus Biopharmaceuticals (Netherlands) B.V.

Bioceros is focused on the development of monoclonal antibodies (mAbs). We acquired Bioceros’ proprietary CHOBC cell line platform, all related intellectual property rights, a fully equipped laboratory and bioreactor capabilities designed for the development of mAbs and protein therapeutics, with a focus on biosimilars, including capabilities for the production of three new biosimilar product candidates to add to our pipeline of biosimilar product candidates, as further described below. We believe that the addition of Bioceros staff and capabilities, combined with existing in-house expertise, provides us with a strong technical foundation to accelerate product development and optimize product quality. Specifically, we believe that our ability to rapidly and efficiently conduct and repeat experiments to optimize product quality and cell line titers and process yields will help us to reduce regulatory risk and manage long term cost of goods.

We currently have a robust and cohesive pipeline of five biosimilar product candidates in the autoimmune and inflammation areas, including BOW015, a biosimilar version of Remicade® (infliximab), BOW050, a biosimilar version of Humira® (adalimumab), BOW070, a biosimilar version of Actemra® (tocilizumab), BOW090, a biosimilar version of STELARA® (ustekinumab) and BOW100, a biosimilar version of SIMPONI® (golimumab).

We expect the standardization of our technology platform and the clustering of the therapeutic area will allow us to have a greater degree of focus, synergy and cost management across product development, manufacturing, clinical and commercialization. Additionally, we have expanded our therapeutic focus with a rare disease product candidate, BOW080, a biosimilar version of Soliris® (eculizumab). We believe there will be a significant unmet need for cost-

effective therapies for rare diseases. Cumulatively, these six reference products generated approximately $29.2 billion in global innovator sales in 2014, according to EvaluatePharma. We estimate this to be a biosimilar market opportunity of more than $9 billion. Furthermore, there are over 20 other mAbs with near-term patent expiries clustered in five therapeutic areas, which we believe will provide mid- to long-term pipeline growth options for us, including expanding our rare disease business.

For our lead product candidate, BOW015, we have reported bioequivalence and efficacy data from a Phase 1 clinical trial in the United Kingdom and a Phase 3 clinical trial in India, both of which demonstrated the equivalence of BOW015 to Remicade. We also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, we demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. Using this regulatory package, we filed for and received approval in India in September 2014, and have filed for approval in additional markets including Malaysia, Thailand and Indonesia.

In November 2015, we completed manufacturing readiness for BOW015 to support the initiation of a global clinical program for BOW015 in early 2016. We have been designing this clinical program in consultation with European regulatory bodies in order to obtain the data that may be necessary to support potential approval of BOW015 in developed markets. We expect to file for approval of BOW015 in developed markets, including Europe, Canada, Australia and the United States, in 2017. For the remainder of our pipeline, we expect that our filings will be global and harmonized.

We believe that the most attractive market opportunity for biosimilars in the near term is outside of the United States. The developed markets of Europe, Canada and Australia and the markets in the Middle East, Latin America and Asia have defined regulatory environments, limited legal encumbrance, commercial precedence and payors seeking lower cost biologics.   For each of the markets outside of the United States, which collectively represent approximately 50% of the global opportunity for biosimilars, we intend to take specific approaches to build profitable partnerships.

We believe the market in the United States is large and attractive over the long term, however, in the near term, challenges include an evolving but uncertain regulatory framework and legal situation, a complex commercial environment with a need to focus on switching patients off existing reference drugs, and a fragmented payor market.

The developed markets outside of the United States, including Europe, Canada and Australia, are expected to be the financial anchor of our business in the near- to mid-term. For European markets, in July 2015, we entered into an agreement with Swiss Pharma International AG, an affiliate of Pharmaceutical Works Polpharma S.A., for the development and commercialization of BOW015, BOW050 and BOW070 in certain designated territories. The designated territories include the European Union (with the exception of Austria, Belgium, Denmark, Finland, Luxembourg, the Netherlands and Sweden, which are reserved for us, along with Switzerland and Norway), together with certain countries in the Middle East, Turkey, Russia, and other countries comprising the Commonwealth of Independent States, or CIS.

In local production markets, such as China and Brazil, where local authorities mandate or strongly encourage local production as a condition for regulatory and/or commercial acceptance, we intend to collaborate with local partners to enable in-country production of our products. We have entered into agreements with Livzon Mabpharm Inc., for the global development and commercialization of certain antibodies or related biological compounds, including BOW015 and BOW070, for China and associated markets. We are also pursuing development and commercial partnerships in Brazil.

In accessible markets, such as India and Latin America, in which our current BOW015 regulatory data are expected to be sufficient for approval, we intend to pursue near-term product launches. This will enable us to gain in-market patient exposure needed to support eventual filings in developed markets and allow us to build important commercial and commercial support services with and for our partners. In collaboration with our commercialization partner Sun Pharmaceutical Industries Ltd., we launched BOW015 in India in November 2014. BOW015 is sold under the brand name InfimabTM and is the first infliximab biosimilar approved in India. We expect to utilize our existing regulatory data package to gain regulatory approval for BOW015 in additional countries. In May 2015, we also entered into a development and future distribution agreement with mAbxience S.A., a company organized and existing under the laws of Uruguay and a wholly owned subsidiary of CHEMO Group, for BOW015 in Latin American markets, including Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela.

Finally, in the United States, we intend to retain rights and evaluate market conditions prior to determining a commercial plan commensurate with our objectives to create value. We are currently evaluating development and commercial options including partnerships, hybrid profit sharing approaches and potentially building or acquiring commercial infrastructure.

The combination of a global sales approach and a focus on deals which would allow us to retain substantial economic value is supported by our Swiss-based tax structure, which we believe will allow us to efficiently manage future cash for operations outside the United States.

Our long-term ability to deliver these important medicines to patients worldwide can only be achieved through a disciplined approach. Our experienced management team plans to address the diverse regulatory, legal and commercial landscape by gaining near-term market access, creating a strong technical platform with opportunities for sustainable pipeline growth, and finding tax-optimized partnership deals that maximize future value to provide us with a path forward to build a sustainable and profitable biosimilar business.

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

As of September 30, 2015, we had an accumulated deficit of $123.4 million. We had a net loss of $14.0 million and $13.9 million for the three months ended September 30, 2015 and 2014, respectively and $36.8 million and $31.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

There were no changes to our critical accounting policies between December 31, 2014 and September 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the

year ended December 31, 2014 which are included in our annual report on Form 10-K filed with the SEC on March 31, 2015.

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

Going Concern

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years beginning after December 15, 2016, with early application permitted. We are currently evaluating what effect, if any, the adoption of this guidance will have on the disclosures included in our condensed consolidated financial statements.

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

Technical Corrections and Improvements

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the ASC. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon the issuance of this ASU.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements and footnote disclosures.

Business Combinations

In September 2015, the FASB issued ASC Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. Update No. 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Update No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. Update No. 2015-16 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-16 is not expected to have a material impact on our financial position or results of operations.

Results of Operations

The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements.

Comparison of the Three Months Ended September 30, 2015 and 2014:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Revenue	$221	$—	$221	100%
Operating expenses:
Research and development	9,172	5,397	3,775	70%
General and administrative	5,091	8,532	(3,441)	(40)%
Total operating expenses	14,263	13,929	334	2%
Loss from operations	(14,042)	(13,929)	(113)	1%
Other income (expense):
Interest expense, net	(368)	1	(369)	(36,900)%
Change in fair value of warrant liability	—	(23)	23	(100)%
Other income (expense), net	(22)	(5)	(17)	340%
Total other income (expense), net	(390)	(27)	(363)	1,344%
Loss before income taxes	(14,432)	(13,956)	(476)	3%
Benefit from income taxes	445	21	424	2,019%
Net loss	$(13,987)	$(13,935)	$(52)	0%

Revenue — For the three months ended September 30, 2015, we recorded revenue of $221,000 consisting of development services performed by our newly acquired subsidiary, Epirus Netherlands, of $131,000, collaboration revenues under our agreement with Polpharma of $50,000, royalties of $31,000 and amortization of deferred revenue of $9,000 under our agreement with Sun.

Research and development expenses—For the three months ended September 30, 2015, research and development expense was $9.2 million compared to $5.4 million for the three months ended September 30, 2014, an increase of $3.8 million, or 70%. This increase was primarily the result of an increase in development costs of $1.2 million and $0.4 million related to BOW050 and BOW070, respectively.  In addition, overhead costs increased by $2.7 million primarily due to an impairment on an intangible asset of $1.7 million, an increase in headcount related costs of $0.6 million, $0.2 million in non-cash stock-based compensation and other expenses of $0.3 million. Offsetting these increases was a decrease in development costs of $0.6 million related to BOW015 due to the timing of development activities. We expect research and development expense to increase in future periods as compared to the current period due to costs related to our global clinical program for BOW015, which we plan to initiate in early 2016, and development of our pipeline product candidates.

The following table sets forth our research and development expenses by program for each of the periods set forth below (in thousands):

	Three Months Ended September 30,		Change
Project	2015	2014	$	%
BOW015	$3,424	$4,060	$(636)	(16)%
BOW050	$1,526	$299	$1,227	410%
BOW030	$—	$(45)	$45	(100)%
BOW070	$398	$7	$391	5,586%
Overhead/Other	$3,824	$1,076	$2,748	255%
Total	$9,172	$5,397	$3,775	70%

General and administrative expenses— For the three months ended September 30, 2015, general and administrative expense was $5.1 million compared to $8.5 million for the three months ended September 30, 2014, a decrease of $3.4 million, or 40%. This decrease was primarily the result of decreased professional fees of $1.9 million due to the Merger which occurred in July 2014 and severance incurred in connection with the Merger of $1.8 million. Offsetting these decreases was an increase in employee related expenses of $0.2 million as compared to the three months ended September 30, 2014 due to increased headcount. We expect general and administrative expense in future periods to remain approximately in line with the current period.

Interest expense— For the three months ended September 30, 2015, interest expense was $0.4 million compared to $0 for the three months ended September 30, 2014, an increase of $0.4 million, or 100%. Interest expense for the three months ended September 30, 2015 primarily reflects interest expense and the amortization of debt discounts related to the term loan funded in October 2014 and May 2015.

Change in fair value of warrant liability— For the three months ended September 30, 2014, change in fair value of warrant liability was ($0.1) million, resulting from the change in fair value of our preferred stock. We do not anticipate that we will recognize further amounts with respect to fair value adjustments of warrants as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

Benefit from income taxes— For the three months ended September 30, 2015, benefit from income taxes of $0.4 million reflected an adjustment of deferred taxes of $434,000 resulting from the impairment of intangible asset and amortization of our deferred tax benefit related to the transfer of IPR&D to our subsidiary, Epirus Biopharmaceuticals (Switzerland) GmbH, a Swiss corporation (the “Tax Benefit”) of $46,000 offset in part by tax expense in the United States of $25,000 and  cash flows generated in foreign territories of $10,000.  For the three months ended September 30, 2014, benefit from income taxes of $21,000 reflected amortization of the Tax Benefit of $46,000, offset in part by tax expense for cash flows generated in foreign territories of $25,000.

Comparison of the Nine Months Ended September 30, 2015 and 2014:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Revenue	$291	$—	$291	100%
Operating expenses:
Research and development	20,526	11,488	9,038	79%
General and administrative	16,037	17,612	(1,575)	(9)%
Total operating expenses	36,563	29,100	7,463	26%
Loss from operations	(36,272)	(29,100)	(7,172)	25%
Other income (expense):
Interest expense, net	(963)	(2,390)	1,427	(60)%
Change in fair value of warrant liability	—	(222)	222	(100)%
Other income (expense), net	(59)	285	(344)	(121)%
Total other income (expense), net	(1,022)	(2,327)	1,305	(56)%
Loss before income taxes	(37,294)	(31,427)	(5,867)	19%
Benefit (loss) from income taxes	500	(18)	518	(2878)%
Net loss	$(36,794)	$(31,445)	$(5,349)	17%

Revenue — For the nine months ended September 30, 2015, we recorded revenue of $291,000 consisting of development services performed by our newly acquired subsidiary, Epirus Netherlands, of $131,000, collaboration revenues under our agreement with Polpharma of $50,000 and royalties of $84,000 and amortization of deferred revenue of $26,000 under our agreement with Sun.

Research and development expenses—For the nine months ended September 30, 2015, research and development expense was $20.5 million compared to $11.5 million for the nine months ended September 30, 2014, an increase of $9.1 million, or 79%. This increase was primarily the result of an increase in development costs of $2.1 million, $1.9 million and $0.7 million related to BOW015, BOW050 and BOW070, respectively.  In addition, we also recorded a one-time charge of $1.8 million for the nine months ended September 30, 2015 for BOW015 commercial batches included in the Settlement Agreement (Note 16).  Finally, there was an increase in overhead costs of $4.6 million primarily due to increased headcount related costs of $1.8 million, the impairment of an intangible asset of $1.7 million, $0.5 million in non-cash stock-based compensation and other costs of $0.5 million. Offsetting these increases was a decrease in development costs of $0.3 million related to BOW030 (our bevacizumab product candidate). We expect research and development expense to increase in future periods as compared to the current period due to costs related to our global clinical program for BOW015 which we plan to initiate in early 2016 and development of our pipeline product candidates.

The following table sets forth our research and development expenses by product candidate for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
Project	2015	2014	$	%
BOW015	$10,124	$8,070	$2,054	25%
BOW050	$2,858	$916	$1,942	212%
BOW030	$50	$347	$(297)	(86)%
BOW070	$711	$7	$704	10057%
Overhead/Other	$6,783	$2,148	$4,635	216%
Total	$20,526	$11,488	$9,038	79%

General and administrative expenses— For the nine months ended September 30, 2015, general and administrative expense was $16.0 million compared to $17.6 million for the nine months ended September 30, 2014, a decrease of $1.6 million, or 9%. This decrease was primarily the result of decreased professional fees of $2.1 million due to the Merger which occurred in July 2014 and severance incurred in connection with the Merger of $1.8 million. Offsetting these decreases was a one-time settlement fee of $2.2 million related to the Settlement Agreement (Note 16) with Reliance which occurred in the second quarter of 2015, decreased headcount related costs of $0.6 million, increased non-cash stock compensation of $0.4 million. We expect general and administrative expense in future periods to remain approximately in line with the current period.

Interest expense— For the nine months ended September 30, 2015, interest expense was $1.0 million compared to $2.4 million for the nine months ended September 30, 2014, a decrease of $1.4 million, or 58%. Interest expense for the nine months ending September 30, 2015 primarily reflects interest expense and the amortization of debt discounts related to the term loan funded in October 2014 and May 2015.  For the nine months ended September 30, 2014, interest expense primarily reflects amortization of debt discounts related to convertible notes issued during 2013, and in the first quarter of 2014. All of our convertible notes converted to equity in March and April of 2014.

Change in fair value of warrant liability—For the nine month period ended September 30, 2014, change in fair value of warrant liability was $0.2 million resulting from the change in fair value of our preferred stock. We do not anticipate that we will recognize further amounts with respect to fair value adjustments of warrants as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of the Merger.

Other income (expense), net— For the nine months ended September 30, 2015 other income, net was $0.1 million consisting primarily of foreign exchange losses.  For the nine months ended September 30, 2014 other income, net of $0.3 million primarily reflects a payment received from a former partner recognized as income upon termination of our agreement.

Benefit from income taxes— For the nine months ended September 30, 2015, benefit from income taxes of $0.5 million reflected an adjustment of deferred taxes of $434,000 resulting from the impairment of intangible asset and amortization of the Tax Benefit of $138,000 offset in part by tax expense for cash flows generated in foreign territories of $40,000 and minimum state taxes due in the United States of $32,000.  For the nine months ended September 30, 2014, the income tax benefit of $18,000 reflected tax expense for cash flows generated in foreign territories of $176,000 offset in part by a tax benefit of $138,000 from the amortization of the Tax Benefit and a tax benefit from the reversal of the AMT due for FY2013 of $20,000.

Liquidity and Capital Resources

From January 25, 2011 to September 30, 2015, we have incurred an accumulated deficit of $123.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our lead product candidate, BOW015 and other product candidates, and expenses supporting those activities. We have financed our operations since inception primarily through the sale of our equity securities, cash received in connection with the Merger and the issuance of debt securities. In February 2015, we closed on an underwritten public offering of approximately 10.6 million shares of our common stock, offered at a price of $5.00 per share. Net proceeds to us from this offering were approximately $48.0 million after deducting underwriting discounts and commissions and offering expenses paid by us.

Our total cash and cash equivalents balance, including restricted cash for deposits on leased facilities of $1.8 million, as of September 30, 2015, was $46.2 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan and capital expenditure requirements into the second quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to commence a global clinical program for BOW015 in early 2016 and continue our pre-clinical development of BOW050 and BOW070. We expect that these funds will not be sufficient to enable us to seek additional marketing approvals or commercialize any of our pipeline of product candidates beyond BOW015.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned global clinical program for BOW015;

•	the progress, timing and costs of manufacturing BOW015, BOW050, BOW070, BOW080, BOW090 and BOW100 for current and planned clinical trials;

•	the initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing and costs of seeking regulatory approvals;

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

We expect that we will need to obtain substantial additional funding in order to commercialize BOW015, BOW050, BOW070, BOW080, BOW090, BOW100 and other future product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on acceptable terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BOW015, BOW050, BOW070, BOW080, BOW090, BOW100 and other future product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BOW015, BOW050, BOW070, BOW080, BOW090, BOW100 and other future product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(30,126)	$(27,363)
Net cash provided by (used in) investing activities	(2,692)	13,641
Net cash provided by financing activities	55,780	35,605
Net increase in cash and cash equivalents	$22,962	$21,883

Operating Activities.  Our operating activities used $30.1 million and $27.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash used in operating activities of $2.8 million is primarily due to an increase in net loss of $5.3 million offset in part by an increase in non-cash stock based compensation of $1.0 million, and an impairment on our Z944 intangible asset of $1.7 million.

Investing Activities.  Our investing activities used $2.7 million for the nine month periods ended September 30, 2015 consist of $2.6 million related to the Bioceros acquisition and $0.1 million in office equipment purchases.  Investing activities for the nine month periods ended September 30, 2014 consist of proceeds from the Merger which occurred in July 2014 of $13.8 million offset in part by $0.1 million of office equipment purchases.

Financing Activities.  Our financing activities provided cash of $55.8 million and $35.6 million for the nine month periods ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities for the nine month periods ended September 30, 2015 is primarily related to $48.0 million of net proceeds from the issuance of common stock in February 2015, $7.5 million from the issuance of debt and $0.3 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the nine month period ended September 30, 2014 was primarily related to $30.5 million of proceeds from the issuance of preferred stock in April 2014, $5.0 million of proceeds from the issuance of convertible notes, $0.3 million of proceeds from the exercise of preferred stock warrants and $0.1 million of proceeds from the exercise of stock options offset in part by $0.3 million for the repurchase of common stock.

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2015, as compared to those disclosed in our Form 10-K.

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

Our results of operations are subject to foreign currency exchange rate fluctuations due to the international nature of our operations. We have operations or maintain relationships with entities in the U.S., U.K., India, Switzerland, the Netherlands, and elsewhere in Europe. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the British pound, Euro, and the Swiss franc. The current exposures arise primarily from cash, intercompany receivables, and payables. The financial results of our international activities are reported in U.S. dollars, and the functional currency for most of our foreign subsidiaries is U.S. dollars with the exception of Epirus Biopharmaceuticals (Netherlands) B.V. whose functional currency is the Euro. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict.

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

Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of designing and implementing improved internal controls to remediate the material weaknesses that existed as of September 30, 2015, as set forth above.

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

Certain of the changes described above were in process as of September 30, 2015, and for the financial statement close process for the periods then ended, but had not yet been fully implemented. We believe these changes to our control environment are responsive to the identified material weakness and expect them to be in place and functioning by the fourth quarter of 2015. See Part II, Item 1A, Risk Factors (“The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management’s time and efforts, and we may be unable to continue to comply with these requirements in a timely or cost-effective manner.” and “Our management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate internal and disclosure controls in future periods, which may lead to errors or omissions in our financial statements.”) for additional information.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described in this Item 4, there was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2014, including the consolidated financial statements and the related notes appearing herein and therein, with respect to any investment in shares of our common stock. The risks described below are not the only risks we face. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

We have a history of operating losses. We expect to incur significant operating losses and may never be profitable. Our common stock is a highly speculative investment.

Private Epirus incurred operating losses since its inception, and was never cash-positive. Similarly, following the Merger described elsewhere in this quarterly report on Form 10-Q, Public Epirus has continued to incur net losses and has not been cash-positive. As of September 30, 2015, we had an accumulated deficit of $123.4 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates and to enhance our drug development technologies. We expect to incur substantial operating losses over the next several years due to our ongoing research, development, pre-clinical testing, and clinical trial activities. As a result, our accumulated deficit will continue to increase.

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

Since our inception, we have devoted substantial resources to the nonclinical and clinical development of our most advanced biosimilar product candidate, BOW015, a proposed biosimilar of Remicade® (infliximab). We will incur substantial costs for our global clinical program for BOW015, which is expected to commence in early 2016. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of our current pipeline of biosimilar product candidates, including for development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of BOW015 in all of the markets in which we plan to commercialize the product and our pipeline of other product candidates.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2016. As of September 30, 2015, our total cash and cash equivalents, including restricted cash, and marketable securities were $46.2 million. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may also seek to raise additional funds before that time if our research and development expenses exceed current expectations, our collaboration funding is less than current assumptions or expectations, or we encounter obstacles to our development and commercialization of our product candidates that were not anticipated. This could occur for many reasons, including:

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

•                  our revenue-generating collaboration agreements are terminated;

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

•                  we determine to enter into additional business combinations or acquire or license rights to additional product candidates or new technologies;

•                  the cost of regulatory, manufacturing and commercialization activities, if any, relating to our product candidates, are higher, or take longer to establish than anticipated; or

•                  we are subject to litigation in relation to our activities with respect to our product candidates, including potential patent litigation with innovator companies or others who may hold patents.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of our common stock. There can be no assurance that we will be able to access equity or credit markets in order to finance our operations or expand development programs for any of our product candidates, or that there will not be a deterioration in financial markets and confidence in economies that could make it difficult or impossible to access these markets. We may also have to scale back or further restructure our operations. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs.

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

The requirements of being a public company have required and will continue to require significant resources, increase our costs and occupy our management’s time and efforts, and we may be unable to continue to comply with these requirements in a timely or cost-effective manner.

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

•                  prepare, file and distribute periodic and current reports under the Securities Exchange Act of 1934, or the “Exchange Act, and comply with other Exchange Act requirements applicable to public companies;

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

Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance and we have been required to incur substantial costs to maintain the same or similar coverage.

In connection with our merger, the Securities and Exchange Commission, or the SEC, granted us a waiver of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, for a period of one year, and therefore we are not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose until the filing of our annual report on Form 10-K for the fiscal year ending December 31, 2015. In anticipation of this formal assessment, we have been required to comply with Section 404 since January 1, 2015. In connection with the preparation of certain of our 2014 interim financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be a material weakness. As of September 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal controls and procedures, including the existence of the material weakness in our internal control over financial reporting, and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Additionally, in connection with our acquisition of Bioceros and the preparation of audited 2014 financial statements for that entity, Bioceros’ independent registered public accounting firm identified certain material weaknesses with regards to converting the Bioceros financial statements from accounting principles generally accepted in the Netherlands (“Dutch GAAP”) to accounting principles generally accepted in the United States (“U.S. GAAP”).

We may subsequently identify additional errors or deficiencies in our internal control over financial reporting, including any such errors or deficiencies in connection with the Bioceros financial statements that are deemed to be material weaknesses, such as the material weakness discussed in the other risk factors described in this section. Additionally, as we begin to comply with Section 404, we have incurred, and expect to continue to incur, significant expense and devote substantial management effort toward ensuring compliance with these requirements. If we are not able to comply with these requirements in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources. See “—Our management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.”

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

Our business prospects and potential product revenues are largely dependent upon our ability to obtain regulatory approval of, and successfully commercialize, BOW015. We have reported positive bioequivalence and efficacy data in the clinical development program for BOW015, including a Phase 1 clinical trial in the United

Kingdom and a Phase 3 clinical trial in India, in each case showing equivalence with Remicade as the reference product. We also announced positive 58 week follow up data from the Phase 3 trial. In this open label phase, we demonstrated that patients can be initiated and maintained on BOW015 for 58 weeks, and that patients can be switched from Remicade to BOW015 and maintained out to 58 weeks, with a favorable safety and efficacy profile. In March 2014, our manufacturing partner, Reliance Life Sciences Pvt Ltd, or RLS, obtained marketing approval on our behalf in India for BOW015 for rheumatoid arthritis on the basis of our Phase 3 trial, and in September 2014, RLS received final manufacturing and market approval on our behalf from the Drug Controller General of India, or the DCGI. We currently have an agreement to commercialize BOW015 in India with our partner Sun Pharmaceutical Industries Ltd., or Sun, and in November 2014, we launched BOW015 in India with Sun. As discussed in the other risk factors described in this section, we settled a dispute with RLS that may adversely affect our ability to rely on the approvals that have been obtained by RLS for our benefit and that we currently rely upon for selling BOW015 in India. In the event that the DCGI does not approve the transfer of the marketing approval to us or our designee, pursuant to the terms of our Settlement Agreement with RLS (as described below) and it becomes necessary to obtain new manufacturing and marketing approvals from the DCGI, no assurance can be given as to whether we or our partners will be able to obtain the required approvals or that any such approvals will be obtained in a timely manner. If Sun encounters delays or difficulties in commercializing BOW015 pursuant to our agreement, it may adversely affect our ability to successfully commercialize BOW015 in India. Additionally, in conjunction with other potential partners with whom we may form alliances, we intend to file for regulatory approval in additional markets where our current data are expected to be sufficient for approval. We expect to commence a global clinical program for BOW015 in early 2016, after which we intend to pursue regulatory approval for BOW015. As discussed in the other risk factors described in this section, obtaining regulatory approval is costly and uncertain. Even if we obtain regulatory approval for BOW015 in a jurisdiction, we may not be successful in commercializing it in the jurisdiction. If we fail to successfully commercialize BOW015, or encounter significant delays in doing so, we may be required to curtail or terminate some or all of our research or development programs and our business prospects, financial condition and results of operations would be materially harmed. To date, we have not yet commercialized BOW015 in any of our target markets other than India.

Our other product candidates, BOW050, BOW070, BOW080, BOW090 and BOW100 are in pre-clinical development. Before we can commercialize these product candidates we need to:

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

Our business involves highly competitive pharmaceutical and biotechnology markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Celltrion, Inc. and Hospira, Inc. (acquired by Pfizer, Inc.), are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in undertaking nonclinical testing and clinical trials of product candidates, and obtaining regulatory approvals of products. If we do not effectively compete with these potential competitors, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Use of our product candidates could be associated with side effects or adverse events.

As with most pharmaceutical and biological drug products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency. Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or later when a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approvals or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaborators to halt development or sale of these product candidates or expose us to product liability lawsuits that would harm our business. We may also be required by regulatory agencies to conduct additional nonclinical studies or clinical trials that we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of any regulatory agency in a jurisdiction where we are seeking to commercialize our products or obtained approval in a timely manner or ever, which could harm our business, prospects and financial condition.

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

Although our product candidates are biosimilar products, and are designed to be equivalent against reference products that have an established safety record in the indications in which they are marketed and used, we face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk as we commercialize our products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•                  decreased demand for BOW015, or any future product candidates that obtain regulatory approval;

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

Our success depends in large part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our chief executive officer, chief financial officer, chief technical officer, vice president of program management, and vice president of manufacturing and quality, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of BOW015, or any future products we develop.

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

Our In Market, For Market strategy for development and commercialization of our biosimilar product candidates in key emerging markets is based on the assumption that we will enter into collaborative relationships with local entities to facilitate our access to and penetration into such markets. We also have limited or no capabilities for independent manufacturing, sales, marketing and distribution. In September 2014, we entered into a collaboration agreement with Livzon MabPharm Inc., or Livzon, for the development and commercialization of BOW015 and other pipeline biosimilar products to be agreed with Livzon in China, using our In Market, For Market strategy, and in September 2015, added BOW070 as a product candidate to be developed pursuant to the terms of this collaboration agreement. We retain global rights to commercialize BOW015, BOW070 and the other pipeline biosimilar products outside of China, subject to our other agreements with third parties.

In the future, we expect to form additional alliances with other companies that are based in our target markets and that have expertise in development, manufacture and commercialization of biologics and biosimilar products in our target markets to enable us to expand the commercialization opportunities for our product candidates. In such alliances, we would expect our partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies, such as our current alliances with Livzon, Polpharma, and Mabxience, among others, to provide substantial additional funding for development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally, or to bring product candidates to market. Failure to bring our product candidates to market would prevent us from generating sales revenue, and this would substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. As a result, our business may be adversely affected.

Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which our product candidates will be covered by third party payors such as private health insurers, managed care organizations, and government healthcare programs such as Medicare and Medicaid and the adequacy of the payments for those products. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Because there are not many approved biosimilars available, many countries and payors have not yet established policies for the coverage and payment for those types of drugs, even if the reference biologic is covered. Moreover, even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers most individuals aged 65 or older, individuals suffering from end-stage renal disease and certain disabled individuals. The Medicaid program, which varies from state-to-state, covers individuals and families who have limited financial means or meet other eligibility requirements. Medicare is often used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

If we obtain approval from the U.S. Food and Drug Administration, or FDA, for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our current or future business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment of our employees, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations could subject us to significant penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. In addition, our international business is heavily regulated and therefore involves significant interactions with “foreign officials.” We are also subject to other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In many countries, health care professionals who serve as investigators in our clinical studies, or prescribe or purchase our commercialized products, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers and purchasers are subject to regulation under the FCPA. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions.

Recent events in Ukraine and Crimea have resulted in the European Union and the United States imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The European Union and the United States have also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the United States and may impose other sanctions on the United States and the European Union and/or certain businesses or individuals from these regions. Although our products are not currently subject to such sanctions, we cannot assure you that the current sanctions or any further sanctions imposed by the European Union, the United States or other international interests will not materially adversely affect our operations. We rely on local and strategic business partners and collaborators to produce and commercialize our products in certain markets outside of the United States, and we rely on distributors and other intermediaries to sell and distribute our products internationally.

We maintain policies, procedures and internal controls designed to promote compliance with the FCPA, OFAC restrictions and other anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws. However, if we, our business partners, collaborators or intermediaries fail to comply with the requirements of the FCPA, OFAC restrictions or similar laws of other countries, or controls and procedures to fail to detect such noncompliance, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil penalties, criminal fines, and other collateral consequences. As we continue to expand internationally, there remains risk that the policies, procedures and internal controls on which we currently rely to promote compliance with these laws, regulations and restrictions will fail to be sufficiently effective and we will need to continue to develop those policies.  A violation of these laws or regulations could damage our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Our employees, independent contractors, principal investigators, contract research organizations, or CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of regulatory authorities in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing regulations and standards; (3) applicable regulatory laws prohibiting the promotion of a medical product for a use that has not been cleared or approved by the applicable regulator; (4) fraud and abuse, anti-corruption laws and anti-money laundering laws, as well as similar laws and regulations and other laws; or (5) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations, as well as various corruption investigations, intended to prevent fraud, bias, misconduct, kickbacks, self-dealing and other abusive practices, and these laws may differ substantially from country to country. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. While we have in place a Code of Business Conduct and Ethics, it is not always possible to identify and deter misconduct by employees and other third parties. Moreover, the precautions we take to detect and prevent this activity may not be effective in controlling misconduct or preventing governmental investigations or proceedings or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in subsidized healthcare programs in a given country, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Regulatory Approvals

The regulatory approval process is costly and lengthy and, for biosimilar products, still evolving. We may not be able to successfully obtain all required regulatory approvals or may be delayed in commercializing our products even after regulatory approvals are obtained.

The pre-clinical development, clinical trials, manufacturing, marketing, testing, approval, and labeling of pharmaceutical and biological products, including biosimilars, are all subject to extensive regulation by numerous regulatory authorities throughout the world. We or our collaborators must obtain regulatory approval for product candidates before marketing or selling any of them. The approval process is typically lengthy and expensive, and approval is never certain. Moreover, only one biosimilar has been approved in the United States to date, and few biosimilars have been approved in other countries. It is not possible to predict with any specificity how long the approval processes of the applicable regulatory authorities for any of our products will take or whether any such approvals ultimately will be granted on a timely basis or at all. Moreover, we expect to seek regulatory approvals in jurisdictions in which we have limited experience navigating the regulatory frameworks, or where the regulatory frameworks for the approval of biosimilars are not well-developed and are constantly evolving. In particular, the regulatory standards applicable to establish biosimilarity vary by jurisdiction. The last ten years have seen the establishment in many jurisdictions of a formal regulatory process for review and approval of biosimilar products, but these procedures are at differing stages of development, with limited harmonization among major jurisdictions. We plan to continue to analyze and incorporate into our biosimilar development plans any new laws, regulations, or policies promulgated or established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon application of any laws and regulations issued by the relevant regulatory authorities.

Regulatory agencies generally have substantial discretion in the biologic and biosimilar approval processes, and positive results in pre-clinical testing or early phases of clinical trials offer no assurance of success in later phases of such tests or trials. Generally, pre-clinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Any delay in obtaining, or failure to obtain, approvals could prevent or adversely affect the marketing of our products or our collaborator’s products and our ability to generate product revenue. The risks associated with the approval process include delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product or candidate to meet a regulatory agency’s requirements for safety, efficacy and quality.

Clinical trials can be delayed for a variety of reasons, including delays related to:

•                  ongoing discussions with the regulatory authorities regarding the scope or design of clinical trials;

•                  delays or the inability to obtain required approvals from institutional review committees or ethics committees  at clinical sites selected for participation in our clinical trials;

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

•                  unsatisfactory regulatory inspection of a manufacturing, testing, labeling or packaging facility;

•                  unsatisfactory regulatory inspection of a clinical trial site or the records generated or maintained  by such site;

•                  serious and unexpected drug-related side effects or serious adverse safety events experienced by participants in clinical trials or by patients following commercialization; or

•                  the placement of a clinical hold on a product candidate in a proposed or an ongoing clinical trial.

We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of patients, or demonstrate equivalence of our product candidates with the applicable reference products, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products are equivalent to the applicable reference products, or sufficiently active, safe, or effective and as a result we may decide to abandon further development of such product candidates. Additional clinical trials may be required if clinical trial results are negative or inconclusive, or insufficient to obtain regulatory approval in one or more countries under applicable laws regulating biosimilar products, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and will not become profitable. We may encounter significant delays in the regulatory process that could result in excessive costs that may prevent us from continuing to develop our product candidates. In addition, the failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, product recalls, withdrawal of product approval, mandatory restrictions or other actions that could impair our ability to conduct our business.

The development, manufacture and commercialization of biosimilar products in the United States poses unique risks, and our failure to successfully introduce biosimilar products in the United States could have a negative impact on our business and future operating results.

We intend to pursue market authorization for our biosimilar product candidates in numerous jurisdictions, including the United States. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. Subsequent to the enactment of the BPCIA, the FDA has released several final and draft guidance documents regarding implementation of the BPCIA regulatory pathway.

These guidance documents focus on scientific considerations, quality considerations and clinical pharmacology data related to demonstrating biosimilarity; meetings between the FDA and biosimilar product sponsors; requests for reference product exclusivity; common questions and answers regarding implementation of the BPCIA; and the standards for interchangeability.

Although the FDA is still in the process of implementing the BPCIA, it approved the first biosimilar drug, Zarxio®, Sandoz’s biosimilar version of Amgen’s Neupogen® (filgrastim) for all of the reference product’s approved indications on March 6, 2015.

Moreover, market acceptance of biosimilar products in the United States is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to biologic license applications, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

In July 2015, the U.S. Court of Appeals for the Federal Circuit interpreted the BPCIA as requiring biosimilar manufacturers to send a required pre-launch notice to the manufacturer of the reference biologic only after the FDA has approved the biosimilar for licensure.  This ruling potentially provides the reference product manufacturer with an additional 180 days of marketing exclusivity for the innovator biologic, depending on whether the product’s 12-year exclusivity has expired at the time that the pre-launch notice is received from the biosimilar manufacturer.

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

The laws, regulations, and policies of the regulatory authorities may change and additional laws, regulations, and policies may be enacted or established that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. See “—We rely on third parties to conduct and oversee our clinical trials for our biosimilar product candidates, and expect to continue to do so as we progress the development of our pipeline product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.”

If we are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, we will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and to commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological reference products already licensed by the regulatory authority pursuant to marketing applications, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. Each individual jurisdiction may apply different criteria to assess biosimilarity, based on a preponderance of the data that can be interpreted subjectively in some cases. In the European Union, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy.

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, Hospira’s INFLECTRA™, an infliximab biosimilar molecule, was approved in Europe for the full originator label but did not receive the full originator label when approved in Canada. A similar outcome could occur with respect to one or more of our product candidates.

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

We and any CROs that we engage are required to comply with GCP requirements, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide any assurance that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have the infrastructure or capability internally to manufacture supplies of our biosimilar product candidates for use in the conduct of our nonclinical and clinical studies or on a commercial scale. We rely on third-party manufacturers, including our India-based contract manufacturer RLS, to manufacture and supply us with BOW015 in India. As discussed in the other risk factors described in this section, we may need to seek additional third-party manufacturers following RLS’ completion of its manufacture obligations pursuant to the Settlement Agreement (as described below). In May 2015, we entered into a development and future distribution agreement with mAbxience, S.A., or Mabxience, a wholly owned subsidiary of CHEMO Group, for BOW015 in Latin American markets, including Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela. We have an established partnership with Livzon for the production of biosimilars for China and associated markets. In July 2015, we also entered into an agreement with Swiss Pharma International AG, an affiliate of Pharmaceutical Works Polpharma S.A., or, together with Swiss Pharma International AG, Polpharma, for the development and commercialization of BOW015, BOW050 and BOW070 in certain designated territories, including most of the European Union, certain countries in the Middle East, Turkey, Russia, and other countries comprising the CIS. Further, we are currently party to an agreement with Sun, pursuant to which we granted to Sun exclusive rights under our intellectual property and regulatory materials relating to BOW015 to develop and commercialize BOW015 in India and certain other countries in Asia and North Africa. Pursuant to this agreement, Sun has agreed to distribute and sell BOW015 in India under the marketing authorization granted to RLS for BOW015. We also have an agreement with Fujifilm Diosynth Biotechnologies U.S.A., Inc., or Fujifilm, for BOW015 process development with a view toward establishing Fujifilm as a source of future clinical and commercial supply of BOW015. Developing successful scale up techniques for manufacture of our biosimilar product candidates for commercial quantities will be time consuming and may not yield the quantities of product that we anticipate, which may have a material impact on our ability to successfully commercialize our product candidates. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide production capacity constraints, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Any failure or refusal to supply the components for product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. Although we endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our other product candidates in order to protect against any disruption in product supply, we cannot assure you that we will be able to find a suitable alternative manufacturer who is permitted to supply product under applicable regulatory laws, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and the expenses relating to the transfer of necessary technology and processes could be significant.

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

If we encounter delays or difficulties in executing our agreements with Mabxience, Polpharma or Sun to commercialize our product candidates in the various territories covered by our agreements, we may be required to seek alternative commercialization partners and/or develop a plan to commercialize our product candidates through direct sales into the various markets, either of which may adversely affect our ability to successfully commercialize our product candidates. We have no direct sales experience in these territories. Therefore, if we decide to commercialize our product candidates through direct sales we cannot assure you that we would be successful.

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

In December 2014, RLS exercised its three-year termination for-convenience right with respect to our manufacturing and supply agreement with RLS, which we refer to as the RLS Agreement, which would have caused the RLS Agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the RLS Agreement grants RLS exclusive global supply rights to BOW015, that the terms of our collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and sought to terminate the RLS Agreement. On April 22, 2015, we entered into a Settlement Agreement with RLS. Pursuant to the Settlement Agreement, RLS has agreed to manufacture 20 final batches of BOW015, with the initial 15 binding forecast batches to be manufactured on or before June 30, 2016 and the final five non-binding forecast batches to be manufactured on or before December 31, 2016, with the forecast for such final batches to be finalized by December 31, 2015. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the DCGI to us or our designee, with all costs of the transfer to be borne by us and subject to the DCGI’s approval of such transfer. We have agreed to pay to RLS a fee of $2,250,000, payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder.

While we believe that, based on forecasts from our Indian commercial partner, Sun, the current inventory, and future inventory as agreed to under the Settlement Agreement, of BOW015 is sufficient to fulfill anticipated demand there throughout the end of 2016, it is possible that demand will increase in excess of our current inventory and that we will not be able to meet these demands if the agreed-upon batches to be manufactured by RLS pursuant to the Settlement Agreement are not sufficient to meet such increased needs. We intend to continue to build up additional BOW015 inventory via the agreed upon production runs by RLS, as necessary to establish sufficient product for the Indian territory, but we cannot be certain that this additional supply will be adequate. It is possible that RLS could stop providing us with BOW015 entirely, despite the terms of the Settlement Agreement and regardless of whether this causes RLS to breach the RLS Agreement or the Settlement Agreement. We and Sun intend to transfer BOW015 manufacturing for Indian territory to an alternate contract manufacturer, but there can be no assurances that we will be successful in making such a transfer on a timely basis, or at all. This, in turn, could materially and adversely affect our ability to manufacture or supply BOW015 for use in commercial sales in India and other markets currently contemplated to be served by Sun.

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

Under our collaboration with Livzon, and under future In Market, For Market collaborations, we expect to transfer the manufacture and certain development and commercialization responsibilities for BOW015 and certain of our pipeline product candidates to Livzon and other future collaborators, along with certain of our SCALE manufacturing technology, and to provide technical assistance in such territories to assist our partners in establishing manufacturing capacity or modifying their existing manufacturing capacity for the production of our biosimilar product candidates. If our alliances with Livzon and any future partners are not successful, or our agreements with such partners are terminated, our agreements will include terms that require the partners to immediately cease any use of our technology, and to return to us any tangible embodiments of such technology, including our cell lines. However, our former partners may fail to comply with these terms, and may continue to use our technology to manufacture and sell biosimilar products in such countries, in breach of our agreements with them. In such case, we may be forced to enforce our contractual and intellectual property rights in the applicable countries, which would be time-consuming and costly, and would divert substantial management time and resources from other aspects of our business. Further, although we endeavor to include dispute resolution provisions in our agreements that we believe are fully enforceable irrespective of the jurisdiction, including by the use of arbitration, countries outside the United States where we have In Market, For Market collaborations may not provide the same level of protection for our contractual and intellectual property rights, and there is no guarantee that we would be successful in preventing a party to whom we have transferred our technology from continuing to use our cell lines and technology to manufacture biosimilar products, in which case our business in those countries could be adversely affected.

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

In some circumstances, it may be necessary as a matter of applicable local law, for the marketing and manufacturing approvals for our biosimilar products to be held by a third party that is not one of our affiliates. For example, our marketing approval in India for BOW015 is currently held in the name of our manufacturing partner, RLS, which also holds the manufacturing approval for BOW015. Pursuant to the Settlement Agreement described above, RLS has agreed to use reasonable commercial efforts to transfer such authorization to us or our designee, subject to approval by the DCGI. The marketing approval held by RLS for manufacture and sale of infliximab in India is based on and is specific to the data arising from our clinical trials conducted with respect to BOW015, which data is owned solely by us, and RLS therefore has no right to commercialize BOW015 in India or in any other country independently of us on the basis of such marketing authorization. We have a manufacturing and supply agreement in place with RLS that includes provisions that permit us to have oversight over RLS’s activities in order to protect against breach by RLS of the terms of such marketing approval, and we will seek to include equivalent contractual protections in future agreements with third parties that hold regulatory approvals on our behalf. However, there is no guarantee that RLS or any other such third party will comply with the terms of the marketing authorization for the applicable biosimilars or with applicable laws. Where permissible under applicable laws, we also seek to provide for transfer of rights in any regulatory approval to an alternative holder on termination of our agreements with such third parties, and we also endeavor, and will continue to do so in the future, to establish alternative sources of supply for BOW015 and our future product candidates in order to protect against any disruption in product supply. However, we cannot assure you that we will be able to find an alternative holder for any such regulatory approvals in a timely fashion, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. Any non-compliance with applicable laws or the terms of regulatory approvals by such third parties could result in the permission to market and sell the applicable product candidate being revoked in one or more countries, which would materially jeopardize our right to commercialize BOW015 in India and such other countries.

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

We have entered into agreements with Mabxience for the development and future distribution of BOW015 in certain Latin American countries, with Polpharma for the development and commercialization of BOW015, BOW050 and BOW070 in certain European and Middle Eastern countries, and with Livzon for development and commercialization of BOW015, BOW070 and up to three other biosimilar pipeline products in China and related territories. If our collaborations are not successful or if we or our partners terminate our agreements, we may not be able to progress our plans to develop and commercialize our product candidates in the related territories. Although we believe that there are appropriate alternative partners in each territory, there is no guarantee that we could identify and negotiate satisfactory terms with any such alternative partner, or that we could do so in a timeframe that would not compromise our ability to commercialize our product candidates in a timely manner or at all.

If we cannot maintain successful partnerships, our business, financial condition and operating results may be adversely affected.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

Our business strategy incorporates significant international expansion, with a primary focus on developed markets, such as Europe, as well as local production markets, such as China and Brazil and accessible markets such as India and Latin America. We plan to engage in manufacturing, maintain sales representatives and conduct clinical trials outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•                  multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, intellectual property laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•                  foreign laws favoring businesses that are owned by nationals of those countries as opposed to foreign-owned businesses operating locally;

•                  failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•                  additional potentially relevant third-party patent or other rights;

•                  complexities and difficulties in obtaining protection and enforcing our intellectual property;

•                  difficulties in staffing and managing foreign operations;

•                  limits in our ability to penetrate and compete in international markets;

•                  financial risks, such as longer payment cycles, difficulty collecting accounts receivable, difficulty obtaining insurance coverage, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations and controls;

•                  natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

•                  certain expenses including, among others, expenses for travel, translation, and insurance; and

•                  regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions, OFAC restrictions, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations.

Any of these factors could significantly harm any future international expansion and operations and, consequently, could adversely affect our business prospects.

Our business could be harmed as a result of the risks associated with our acquisitions.

As part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property, product candidates, customer relationships and geographic coverage. We can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition.

Any acquisitions we undertake or have recently completed, including the acquisition of Bioceros Holding B.V., will likely be accompanied by business risks which may include, among other things:

•	the effect of the acquisition on our financial and strategic position and reputation;

•

the failure of an acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies, goodwill and other synergies;

•

the difficulty, cost and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;

•	the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities;

•

the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt;

•	a lack of experience in new markets, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners;

•	the possibility that we will pay more than the value we derive from the acquisition;

•	the impairment of relationships with our customers, partners or suppliers or those of the acquired business; and

•	the potential loss of key employees of the acquired business.

These factors could harm our business, results of operations or financial condition.

In addition to the risks commonly encountered in the acquisition of a business or assets as described above, we may also experience risks relating to the challenges and costs of closing a transaction. The risks described above may be exacerbated as a result of managing multiple acquisitions at once.

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

Foreign governments tend to impose strict price controls on pharmaceutical products, which may adversely affect our revenue, if any.

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

Although we aim to launch our biosimilar product candidates in markets where there is no valid third party patent protection covering the reference biologic product, or in some cases where the fundamental patent protection for the reference product has expired, if a third party holds a patent to a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for such patent to expire. In addition, in the

United States, under certain limited circumstances, patents known as “submarine” patents may issue without the corresponding application being previously published. If such a submarine patent were to issue and cover aspects of any one or more of our product candidates, it is possible that such patents could affect our ability to commercialize the affected product candidate(s). Our business will be harmed if we are unable to use the optimal formulation of our product candidates, which may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is only available on terms that are unacceptable to us. In the case of our biosimilar product candidates, this may prevent us from establishing the equivalence to the reference biologic product required to gain regulatory approval for sale of such biosimilar product within a time frame that would make the commercialization of the affected biosimilar product candidate commercially viable.

We may not have identified all the relevant patents covering our product candidates, or the scope or term of identified patents may differ from our assessment, which may affect our ability to commercialize our product candidates.

Although we have conducted searches in commercially available patent databases directed to patents that would cover reference products in our pipeline, we may not have identified all of the relevant patents. Patent filings can be complicated and involve many progeny cases in different jurisdictions around the world. Patents and patent applications are published weekly and if the databases that we use are not up to date when the search is conducted, then we may not identify relevant patents that may cover our product patents. If we fail to identify relevant patent filings in the jurisdictions in which we plan to commercialize, or if we incorrectly interpret the claims or scope of coverage afforded by any patent identified in our searches in any jurisdiction, such that our product candidates in fact infringe such patents, then our ability to commercialize our products in the applicable countries could be prevented or delayed. Further, the patents covering the reference products may be subject to adjustments or extensions under applicable law that may prolong the life of such patents. While we strive to avoid litigation by launching our product candidates in markets where the reference product is no longer subject to patent protection, if we incorrectly assess the applicable term of the patent, or if such term is extended in any jurisdiction via an appeal or otherwise, our ability to commercialize in that such jurisdiction could be adversely affected.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

We do not currently own any patents or have any patent filings with any patent offices in the world. We rely solely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. This includes our rights in our proprietary SCALE technology, which is critical to the success of our In Market, For Market strategy for commercialization of our product candidates in emerging markets. Trade secret protection and confidentiality agreements may afford only limited protection and may not: (i) prevent our competitors from duplicating our products; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage.

As part of our efforts to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us, and we include equivalent provisions in all of our material collaboration and license agreements. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and/or these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position. Also, third parties, including our competitors, may independently develop substantially equivalent proprietary information and technologies or otherwise lawfully gain access to our trade secrets and other confidential information. In such a case, we would have no right to prevent such third parties from using such proprietary information or technologies to compete with us, which could harm our competitive position.

In addition, where we enter into In Market, For Market collaborations to develop and commercialize our product candidates in emerging markets, these collaborations are expected to involve the establishment in such countries of independent manufacturing capacity for the applicable product candidates. Establishing such manufacturing capacity is expected to involve certain technology transfer by us to our strategic partners, and the provision by us of technical assistance in connection with such transfer. If our agreements with our collaborators are terminated, although these agreements provide that our former partners have no further rights in the transferred technology, such third parties could use the technology and know-how they received from us to continue to develop and commercialize the applicable products, in breach of our agreements with them, and which would materially impact our revenues from commercialization of our product candidates. In such case, it may be necessary for us to become involved in litigation or arbitration to retain and defend our rights in such technology, and to prevent such commercialization. Any such proceedings, which would be likely to be conducted in a country outside the United States, would be costly and time consuming, and would divert significant management time and resources, with no guarantee of a successful outcome.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on trademark protection to protect our business and our products. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand name recognition by potential customers or partners in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Some of our employees, consultants, collaborators, and advisors were previously employed at other biotechnology companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these individuals or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which would adversely affect our commercial development efforts.

We are dependent on proprietary technology licensed from others. If we lose our licenses, we may not be able to continue developing our products.

We have obtained licenses that give us rights to third party intellectual property that is necessary or useful to our business. These license agreements covering our product candidates impose various royalty and other obligations on us.

One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If we materially breach the obligations in our license agreements, the licensor typically has the right to terminate the license and we may not be able to market products that were covered by the license, which could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by our licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

We may not be able to protect against third-party copying of our product candidates.

We may need to resort to litigation to enforce or defend our intellectual property rights, including any misappropriation of our trade secrets or know how.  As noted above, we currently rely upon trade secrets to protect our product candidates. Our product candidates utilize the same formulations and ingredients as others used in the marketplace and, as such, may not be eligible for any patent protection. In addition, there may be third-party patents and patent applications directed to formulations, processes of manufacture or other processes that could cover our product candidates. If these third-party patent applications covering our product candidates are approved, our business, prospects and financial condition would be materially adversely affected.

Litigation or third-party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes in these proceedings could limit our activities.

Our commercial success will depend in part on not infringing or violating the intellectual property rights of others. The manufacture, use and sale of new biosimilars that are the subject of conflicting patent rights have been the subject of substantial litigation in the biosimilars industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the reference product is expiring, an area where infringement litigation is prevalent, and in the case of new reference products where a competitor has obtained patents for similar products. We cannot guarantee that our product candidates will be free from claims by third parties alleging that we have infringed their intellectual property rights. Our competitors, some of which have substantially greater resources than we do and have made substantial intellectual property investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patent rights and other intellectual property that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. Any lawsuits resulting from allegations that the operation of our business infringes the intellectual property rights of third parties could subject us to significant liability for damages and invalidate our proprietary rights, even if the lawsuits lack merit. We may not be able to develop or commercialize product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement.

Our efforts to register, protect and defend our intellectual property rights, whether we are successful or not, may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us. In addition, intellectual property litigation, whether we are successful or not, can be very expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. During the course of any litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

•	redesign or rename, in the case of trademark claims, those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Risks Related to an Investment in Our Common Stock

Our management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate internal and disclosure controls in future periods, which may lead to errors or omissions in our financial statements.

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

Additionally, in connection with our acquisition of Bioceros and the preparation of audited 2014 financial statements for that entity, Bioceros’ independent registered public accounting firm identified certain material weaknesses with regards to converting Bioceros financial statements from Dutch GAAP to U.S. GAAP.

As of September 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal controls and procedures, including the existence of the material weakness in our internal control over financial reporting, and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We are currently designing and implementing new procedures and controls intended to address the material weakness described above over the financial statement close process. While this design and implementation phase is underway, we are relying significantly on outside accounting professionals until permanent employees can be hired to fill these roles and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities.

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

Following the expiration of the SEC waiver granted to us in connection with the Merger, we will be required to make a formal assessment of the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2015. If we are unable to establish appropriate internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant price volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•                  regulatory and other developments in both the United States and abroad;

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

Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the General Corporation Law of the State of Delaware, or the DGCL, and our charter, our directors may be removed by stockholders only for cause and only by vote of the holders of 75% of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition, our amended and restated bylaws limit the ability our stockholders to call special meetings of stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2015, we entered into and closed a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with Bioceros Holding B.V., a Netherlands company (“Bioceros”) to purchase all of the outstanding shares of the share capital of Bioceros (the “Share Transfer”). Included as part of the consideration under the Stock Purchase Agreement was an initial issuance of 788,960 shares of our common stock, $0.001 par value per share (the “Common Stock”) and a second issuance of shares of Common Stock with a value of $5.0 million, calculated as set forth in the Stock Purchase Agreement, to be issued on the date that is six months after the closing date, subject to our setoff rights.

The shares of the Common Stock issued in the transaction were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. Each of the sellers in the Share Transfer has acknowledged it received restricted securities and the securities contain a legend stating the same.

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

EPIRUS BIOPHARMACEUTICALS, INC.

Date: November 16, 2015	By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Thomas Shea
Thomas Shea
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EPIRUS BIOPHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
#10.1	Collaboration Agreement, dated as of July 13, 2015, by and between the registrant and Swiss Pharma International AG				*
10.2	Stock Purchase Agreement Regarding the Sale and Transfer of All Outstanding Shares in Bioceros Holding B.V., dated as of September 9, 2015, by and among the registrant, the Sellers identified therein and Oscar Schoots and Carine van den Brink as the representatives of the Sellers	8-K	2.1	09/09/2015	000-51171
#10.3	New Collaboration Compound Supplement to the Collaboration Agreement, dated as of September 24, 2015, by and between the registrant and Livzon Mabpharm Inc.				*
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required by 18 U.S.C. 1350				**
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to Condensed Consolidated Financial Statements

*

*Filed herewith.

**Furnished herewith.

# Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by the registrant with the Securities and Exchange Commission. The omitted portions of the Exhibit have been separately filed by the registrant with the Securities and Exchange Commission.