Form 10-K/A
period 2015-12-31
EPIRUS Biopharmaceuticals, Inc.
filed 2016-04-29
CIK 1135906

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
(Do not check if a smaller reporting company)

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of April  26, 2016 was 26,184,349.

EPIRUS Biopharmaceuticals, Inc.

Form 10-K/A

Explanatory Note

This annual report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “Original Filing”) for the purposes of including information that was to be incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2015 and is therefore amending its annual report on Form 10-K as set forth below to include such information.

The registrant’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.3, 31.4 and 32.2. Accordingly, the registrant hereby amends Item 15 in the Form 10-K to add such certifications as Exhibits.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this annual report on Form 10-K/A is not a representation that any statements contained in items of the registrant’s annual report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

On July 15, 2014, EPIRUS Biopharmaceuticals, Inc., a Delaware corporation and private company, or Private Epirus, completed its merger with EB Sub, Inc., a wholly-owned subsidiary of Zalicus Inc., a Delaware corporation, or Zalicus (the “Merger”). As part of the Merger, Zalicus was renamed EPIRUS Biopharmaceuticals, Inc., or Public Epirus, and Private Epirus was renamed EB Sub, Inc., or EB Sub.

In this Amendment, unless the context specifically indicates otherwise, “the Company,” “we,” “us,” “our,” and “Epirus,” refer to Public Epirus and its subsidiaries following the Merger, effective on July 15, 2014, and to Private Epirus and its subsidiaries prior to the Merger. References to “Pre-Merger Zalicus” mean Zalicus prior to the Merger effective on July 15, 2014.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

General

Our board of directors is currently comprised of eight directors divided into three classes with staggered three-year terms. There are currently three directors in Class I, two directors in Class II and three directors in Class III. The term of office of our Class II directors, J. Kevin Buchi and William Hunter, M.D., will expire at the 2016 annual meeting of stockholders. The term of office of our Class III directors, Mark H.N. Corrigan, M.D., Amit Munshi and Julie McHugh, will expire at the 2017 annual meeting of stockholders. The term of office of our Class I directors, Geoffrey Duyk, M.D., Ph.D., Daotian Fu, Ph.D. and Scott Rocklage, Ph.D. will expire at the 2018 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers.

Set forth below is the name, age, and position of each of our directors as of April 15, 2016 and certain biographical information for each director.

Name	Age	Positions and Offices Held with Company*	Director Since
J. Kevin Buchi(1)	60	Director	2014
William Hunter, M.D.	53	Director	2009
Mark H.N. Corrigan, M.D.	58	Director, Chairman of the Board	2009
Amit Munshi(1)	48	Director, President, Chief Executive Officer	2014
Julie McHugh(1)	51	Director	2014
Geoffrey Duyk, M.D., Ph.D.(1)	57	Director	2014
Daotian Fu, Ph.D.(1)	53	Director	2014
Scott Rocklage, Ph.D.(1)	61	Director	2014

*

For purposes of this table, “the Company” refers to the Company, together with Pre-Merger Zalicus, but excluding Private Epirus. Prior to the Merger, the following persons served as directors of Private Epirus beginning in the years indicated: Mr. Buchi (2013), Mr. Munshi (2012), Dr. Duyk (2011), Dr. Fu (2014) and Dr. Rocklage (2011).

(1)	Appointed to the Company’s board in July 2014 in connection with the Merger.

Director Biographies

J. Kevin Buchi—Mr. Buchi has served as a member of our board of directors since the Merger closed in July 2014. Mr. Buchi currently serves as Chief Executive Officer of TetraLogic Pharmaceuticals Corp. Mr. Buchi served as Corporate Vice President, Global Branded Products for Teva Pharmaceutical Industries Ltd. from the completion of the acquisition of Cephalon, Inc. in October 2011, until May 2012. Prior to joining Teva, Mr. Buchi was Cephalon’s Chief Executive Officer from 1991 to 2011. Mr. Buchi serves as a member of the board of directors of TetraLogic Pharmaceuticals Corp., Stemline Therapeutics, Inc. Alexza Pharmaceuticals, Inc., Benitec Biopharma Limited and Forward Pharma, all publicly traded companies. Mr. Buchi serves on the compensation committee of Alexza, serves on the audit committees of Forward Pharma and Benitec Biopharma, and serves on the audit, the compensation and the nominating and corporate governance committees of Stemline. Mr. Buchi graduated from Cornell University with a degree in chemistry and received a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University. He is a Certified Public Accountant. Our board of directors believes that Mr. Buchi is qualified to serve as a director based on his experience as an officer and director of other pharmaceutical companies and his educational background in chemistry and accounting.

William Hunter, M.D.—Dr. Hunter has served as a member of our board of directors since the Merger closed in July 2014, and prior to that time served as a director of Pre-Merger Zalicus beginning in December 2009. Dr. Hunter has been the President and Chief Executive Officer of Cardiome Pharma Corp., a publicly traded drug development and research company, since July 2012. Dr. Hunter has served on the board of directors of Cardiome since June 2007 and has served on the board of directors of International Healthcare Investments Limited, a publicly traded company, since August 2014. Dr. Hunter serves on the nominating and corporate governance committee of Cardiome. Dr. Hunter founded Angiotech Pharmaceuticals, Inc., a publicly traded pharmaceutical and medical device company in November 1992, and served as a director and its President and Chief Executive Officer until October 2011. In January 2011, Angiotech voluntarily filed under the Canada Companies’ Creditors Arrangement Act (the “CCAA”) to pursue a restructuring supervised by the Supreme Court of British Columbia, and also voluntarily filed a petition under Chapter 15 of the United States Bankruptcy Code to obtain recognition and enforcement in the United States of the restructuring being pursued under the CCAA proceedings. The Angiotech restructuring was completed in May 2011. Dr. Hunter holds a B.Sc. from McGill University and an M.Sc. and M.D. from the University of British Columbia. Our board of directors believes that Dr. Hunter is qualified to serve as a director based on his medical expertise and his experience as an officer and director of other pharmaceutical companies.

Mark H.N. Corrigan, M.D.—Dr. Corrigan has served as a member of our board of directors since the Merger closed in July 2014, and prior to that time served as a director of Pre-Merger Zalicus beginning in December 2009. Dr. Corrigan served as president and chief executive officer of Pre-Merger Zalicus from January 2010 until the Merger closed in July 2014. Dr. Corrigan was Executive Vice President, Research & Development of Sunovion Pharmaceuticals Inc. (formerly Sepracor Inc.), a publicly traded pharmaceutical company, from April 2003 until December 2009. Prior to joining Sunovion Pharmaceuticals, Dr. Corrigan spent 10 years with Pharmacia & Upjohn, Inc., a publicly traded pharmaceutical company acquired by Pfizer, Inc. in 2002, most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Prior to joining the pharmaceutical industry, Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing on psychoneuroendocrinology. Dr. Corrigan currently serves on the boards of Cardiome Pharma Corporation and CoLucid Pharmaceuticals, Inc., both public companies, and on the boards of Quartet Medicines Inc. and Accele Biopharma, both private companies. Dr. Corrigan serves on the nominating and corporate governance committee of Cardiome Pharma and serves on the compensation committees of CoLucid Pharmaceuticals and Quartet Medicines. Dr. Corrigan also serves on the scientific advisory board of Oxeia Biopharmaceuticals, Inc. Dr. Corrigan served on the board of directors of Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.), a publicly traded biopharmaceutical company, from 2008 until 2014. Dr. Corrigan served on the board of directors of Avanir Pharmaceuticals, a publicly traded company, where he was chairman of the Scientific Committee and served on the nominating and corporate governance committee from 2014 until 2015. Dr. Corrigan holds a B.A. and an M.D. from the University of Virginia and subsequently received specialty training in Psychiatry at Cornell and Maine Medical Center. Our board of directors believes that Dr. Corrigan is qualified to serve as a director based on his medical expertise, his experience as president and chief executive officer of Pre-Merger Zalicus and his experience as an officer and director of other pharmaceutical companies.

Amit Munshi—Mr. Munshi has served as President, Chief Executive Officer and a director of the Company since the Merger closed in July 2014, and prior to that time served as President and Chief Executive Officer and a director of Private Epirus beginning in May 2012. Mr. Munshi served as Chief Executive Officer of Percivia LLC in 2011 and also was a co-founder, and the chief business officer, at Kythera Biopharmaceuticals, Inc. (acquired by Allegran Plc), a publicly traded company, from August 2005 until December 2010. Previously, he held leadership positions at Amgen Inc., including General Manager, Nephrology Europe. Mr. Munshi has more than 25 years of pharmaceutical and biotechnology experience both in the United States and internationally, including general management, product development, licensing, and business development experience. Mr. Munshi serves on the boards of Oxeia Biopharmaceuticals, Inc., of which he was a co-founder and executive officer, Adrista, Inc. and Cytrellis Biosystems, Inc., all of which are privately held companies, and previously served on the boards of Nephrian, Inc., a privately held company, from 2005 until 2010 and Cynvenio Biosystems, Inc., a privately held company, from 2012 until 2014. Mr. Munshi serves on the compensation committee of Oxeia Biopharmaceuticals. Our board of directors believes that Mr. Munshi is qualified to serve as a director based on his experience as President and Chief Executive Officer of both the Company and Private Epirus and his experience as an officer and director of other pharmaceutical companies.

Julie McHugh—Ms. McHugh has served as a member of our board of directors since the Merger closed in July 2014. Ms. McHugh served as chief operating officer for Endo Health Solutions, Inc. from March 2010 until May 2013, where she was responsible for the specialty pharmaceutical and generic drug businesses. Prior to joining Endo, Ms. McHugh was the chief executive officer of Nora Therapeutics, Inc., a venture capital backed company developing novel therapies for the treatment of infertility disorders, from April 2009 until December 2009. Ms. McHugh also served as company group chairman for Johnson & Johnson’s worldwide virology business unit from 2006 to 2008, and she was previously president of Centocor, Inc., a Johnson & Johnson subsidiary. While at Johnson & Johnson, Ms. McHugh oversaw the development and launches of several products, including Remicade® (infliximab), Prezista® (darunavir) and Intelence® (etravirine). She currently serves on the board of visitors for the Smeal College of Business of the Pennsylvania State University and the board of directors for Ironwood Pharmaceuticals, Inc., Trevena Pharmaceuticals, Inc. and Aerie Pharmaceuticals, Inc., all of which are publicly traded companies and Xellia Pharmaceuticals, Inc., a privately held company. Ms. McHugh serves on the nominating and corporate governance committee of Trevena Pharmaceuticals, serves on the commercial committee of Xellia Pharmaceuticals and serves on the audit committees of Ironwood Pharmaceuticals and Aerie Pharmaceuticals. She previously served on the board of directors for ViroPharma Inc., a publicly traded company, from January 2011 until January 2013, the Biotechnology Industry Organization (BIO), the Pennsylvania Biotechnology Association and the New England Healthcare Institute (NEHI). Ms. McHugh received her masters of business administration degree from St. Joseph’s University and her Bachelor of Science degree from Pennsylvania State University. Our board of directors believes that Ms. McHugh is qualified to serve as a director based on her product development and launch experience and her experience as a director and officer of other pharmaceutical companies.

Geoffrey Duyk, M.D., Ph.D.—Dr. Duyk has served as a member of our board of directors since the Merger closed in July 2014. Dr. Duyk is currently a partner at TPG Capital, L.P. and managing director for TPG Biotech and TPG Alternative and Renewable Technologies. Dr. Duyk previously served as a board member and President of Research & Development at Exelixis, Inc. from 1996 to 2003, as a board member of Moksha8 Inc. from 2013 to 2014 and as a board member of Karos Pharmaceuticals, Inc. from 2010 to 2015. Previously, Dr. Duyk was one of the founding scientific staff at Millennium Pharmaceuticals Inc. (now Millennium: The Takeda Oncology Company) and served as Vice President of Genomics at Millennium Pharmaceuticals Inc. He also was an Assistant Professor at Harvard Medical School and Assistant Investigator of the Howard Hughes Medical Institute. Dr. Duyk currently serves on the board of directors of two publicly traded companies, Amyris, Inc. and Aerie Pharmaceuticals, Inc. and serves on the board of directors of Beta Renewables S.p.A., DNAnexus, Inc., Elevance Renewable Sciences, Inc., Galleon Pharmaceuticals, Inc., Genomatica, Inc., Ebes and ReGen Holdings Limited, all privately held companies. Dr. Duyk serves on the audit committee of Amyris, serves on the nominating and corporate governance committee of Aerie Pharmaceuticals, serves on the compensation committees of Elevance Renewable Sciences and DNAnexus, Inc. and serves on the compensation and nominating and corporate governance committees of Genomatica. Dr. Duyk is also a member of the board of directors of the American Society of Human Genetics and a member of the Board of Trustees for Case Western Reserve University. He is a member of the scientific advisory board for Jackson Laboratories (Bar Harbor, ME). Our board of directors believes that Dr. Duyk is qualified to serve as a director based on his scientific expertise and his experience as an officer and director of other pharmaceutical companies.

Daotian Fu, Ph.D.—Dr. Fu has served as a member of our board of directors since the Merger closed in July 2014. Dr. Fu is Vice President and director of Livzon Pharmaceutical Group Inc. He is also General Manager of Livzon MabPharm Inc., an early stage biologics development company partially funded by Livzon Pharmaceutical Group Inc. Prior to joining Livzon, Dr. Fu was Vice President at Genzyme for over ten years where he was responsible for the quality control and analytical development of all biologics in development. He has also held several technical and management positions, including Director at Charles River Laboratories and Manager of Neose Pharmaceuticals. Our board of directors believes that Dr. Fu is qualified to serve as a director based on his scientific expertise, his experience as a director and officer at Livzon and his additional technical and managerial experience.

Scott Rocklage, Ph.D.—Dr. Rocklage has served as a member of our board of directors since the Merger closed in July 2014. Dr. Rocklage has been Venture Partner of 5AM Ventures Management, LLC since 2003, and a Managing Partner since 2004. Dr. Rocklage has over three decades of healthcare management experience with strategic leadership responsibilities that led to FDA approval of three U.S. New Drug Applications (Omniscan™, Teslascan® and Cubicin®), and he has entered multiple drug candidates into clinical trials. Dr. Rocklage has served as Chairman and CEO of Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.), President and CEO of Nycomed Salutar, Inc., and has also held various R&D positions at Nycomed Salutar and Catalytica, Inc. Dr. Rocklage currently serves on the board of directors of Achaogen, Inc., a publicly traded company and also serves on the boards of Pulmatrix, Inc., Kinestral, Inc., Rennovia, Inc., Novira Therapeutics, Inc. and Cidara Therapeutics, Inc. (formerly K2 Therapeutics Inc.), all privately held companies. Dr. Rocklage serves on the compensation committees of Pulmatrix and Novira and serves on the audit committee of Achaogen. Dr. Rocklage was formerly Executive Chairman of Ilypsa, Inc. (acquired by Amgen Inc.), Miikana Therapeutics Inc. (acquired by EntreMed Inc.) and Semprus BioSciences (acquired by Teleflex Inc.). Dr. Rocklage received his B.S. in Chemistry from the University of California, Berkeley and his PhD in Chemistry from the Massachusetts Institute of Technology where he conducted research in the laboratory of Richard R. Schrock (Nobel Prize in Chemistry in 2005). Our board of directors believes that Dr. Rocklage is qualified to serve as a director based on his scientific expertise, his healthcare management experience and his experience as a director and officer of other pharmaceutical companies.

EXECUTIVE OFFICERS

Set forth below is the name, age, and position of each of our executive officers as of April 15, 2016 and certain biographical information for each executive officer.

Name	Age	Position
Amit Munshi	48	President, Chief Executive Officer and Director
Michael Wyand, DVM, Ph.D.	60	Senior Vice President, Chief Technical Officer
Thomas Shea	56	Senior Vice President, Chief Financial Officer and Treasurer
Robert Ticktin	54	Senior Vice President, General Counsel and Secretary
Vincent Aurentz	48	Senior Vice President, Chief Business Officer

Amit Munshi—For biographical information, see “Directors—Director Biographies.”

Michael Wyand, DVM, Ph.D.—Dr. Wyand has served as our Senior Vice President and Chief Technical Officer since April 2015, and previously served as our Senior Vice President of Clinical, Regulatory and Manufacturing from June 2012 through April 2015. Dr. Wyand is a former Senior Vice President of Global Operations of Percivia LLC where he worked from August 2011 to April 2012 on a portfolio of biosimilar molecules for emerging markets. Prior to that, Dr. Wyand was Senior Vice President of Development at BioAssets Development Corporation, Inc. (sold to Cephalon Inc.) from December 2007 to October 2010 and was a Senior Vice President of Research and Development at Therion Biologics Corporation from June 2001 to November 2006. At Therion, Dr. Wyand was responsible for designing and building a cGMP compliant manufacturing facility and taking two cancer vaccines for prostate and pancreatic cancer through later stage development. At the start of his career Dr. Wyand was President and Chief Scientific Officer of Mason Laboratories and served as Vice President of Preclinical Development at Genzyme Transgenics Corp. Prior to his 25 years of biopharmaceutical experience, Dr. Wyand trained in comparative pathology at Harvard Medical School, received his DVM from Purdue University and graduated as a University Scholar, Phi Beta Kappa, from the University of Connecticut.

Thomas Shea—Mr. Shea has served as our Senior Vice President, Chief Financial Officer and Treasurer since June 2013. He was formerly the Chief Financial Officer of Euthymics Bioscience, Inc., Neurovance, Inc. and EBI Life Sciences, Inc., three affiliated companies developing neurological and pain drug candidates, from 2011 to June 2013. Previously, Mr. Shea was the Chief Financial Officer of Tolerx, Inc., an autoimmune company, for six years, from 2005 to 2011, and Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.) for 10 years. At Cubist, Mr. Shea was an integral part of the leadership team transitioning the company from a private to a public company. Mr. Shea currently serves on the board of directors of Compliance Management Group, a private company.

Robert Ticktin—Mr. Ticktin has served as our Senior Vice President, General Counsel and Secretary since April 2014. Prior to that, since 2004, Mr. Ticktin was Associate General Counsel at Amgen Inc., where he held various positions in the legal department, including leading legal support for mergers & acquisitions, licensing, alliance management, international operations and, most recently, global production and procurement activities. Mr. Ticktin commenced his legal career in New York City at global law firms, Simpson Thacher & Bartlett LLP and Latham & Watkins LLP. Mr. Ticktin received a B.A. in Economics from The Ohio State University and a J.D. from Fordham University School of Law.

Vincent Aurentz—Mr. Aurentz has served as our Senior Vice President and Chief Business Officer since November 2015. He was formerly the President of HemoShear Therapeutics, from July 2013 to November 2015, where he oversaw the scientific and business development efforts including collaborations with global organizations such as Pfizer, Eli Lilly, Janssen R&D and Children’s National Health System. Prior to joining HemoShear Therapeutics, Mr. Aurentz was Executive Vice President and member of the Executive Management Board at Merck KGaA (Merck Serono), from July 2012 to December 2013, where he directed R&D programs, portfolio strategy and headed all deal activity and venture investments. He is a former Executive Vice President at Quintiles, where he served from October 2010 to April 2012, Co-founder and Managing Director of a venture capital and advisory business and started his career at Andersen Consulting (now Accenture).

CORPORATE GOVERNANCE

Independent Directors

Our board of directors has determined that each of Mr. Buchi, Drs. Duyk, Rocklage and Hunter and Ms. McHugh qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Stock Market LLC (“Nasdaq”). Our board of directors determined that Mr. Munshi and Drs. Fu and Corrigan do not qualify as independent directors in accordance with the published listing requirements of Nasdaq, because Mr. Munshi is our current Chief Executive Officer, Dr. Corrigan is our former Chief Executive Officer and Dr. Fu is a general manager of Livzon MabPharm Inc., with whom we have entered into an Exclusive License and Collaboration Agreement and a New Collaboration Compound Supplement to the Collaboration Agreement. The Nasdaq independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors and its committees schedule meetings throughout the year, and also can hold special meetings and act by written consent from time to time as appropriate. The non-employee directors of our board of directors also hold separate regularly scheduled executive session meetings at least twice a year at which only non-employee directors are present. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full board of directors. Each current member of each committee of our board of directors qualifies as an independent director in accordance with the Nasdaq standards described above and SEC rules and regulations. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are available on our website at www.epirusbiopharma.com under the Investors tab. The inclusion of our website address in this annual report on Form 10-K/A does not include or incorporate by reference the information on our website into this annual report on Form 10-K/A.

The following table provides membership information for each of the committees of the board of directors following the Merger:

Committee	Chair	Members
Audit Committee	J. Kevin Buchi(1)	William Hunter, M.D. Julie McHugh(1)
Compensation Committee	Scott Rocklage, Ph.D.(2)	Julie McHugh(2)
Nominating and Corporate Governance Committee	Geoffrey Duyk, M.D., Ph.D.(3)	William Hunter, M.D.

(1)	Appointed to the audit committee of Public Epirus in July 2014 in connection with the Merger.
(2)	Appointed to the compensation committee of Public Epirus in July 2014 in connection with the Merger.
(3)	Appointed to the nominating and corporate governance committee of Public Epirus in July 2014 in connection with the Merger.

Audit Committee

Our audit committee currently consists of J. Kevin Buchi, William Hunter, M.D. and Julie McHugh. Mr. Buchi serves as the chair of the audit committee. Our board of directors annually reviews the Nasdaq listing standards definition of independence for audit committee members and has determined that all current members of our audit committee are independent (as independence is currently defined in applicable Nasdaq listing standards and Rule 10A-3 promulgated under the Exchange Act).

Mr. Buchi qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of Mr. Buchi as an “audit committee financial expert” does not impose on him any duties, obligations or liabilities that are greater than those that are generally imposed on him as a member of our audit committee and our board of directors, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our audit committee or board of directors.

The audit committee monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Our audit committee monitors compliance with our code of business conduct and ethics. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. Related party transactions will be approved by our audit committee before we enter into them, in accordance with the applicable rules of Nasdaq.

Both our independent registered public accounting firm and internal financial personnel regularly meet with, and have unrestricted access to, the audit committee.

Compensation Committee

Our compensation committee consists of Scott Rocklage, Ph.D. and Julie McHugh. Dr. Rocklage serves as chair of the compensation committee. Our board of directors has determined that Dr. Rocklage and Ms. McHugh satisfy the independence requirements of Nasdaq and the SEC rules and regulations for directors. Although, as a smaller reporting company for the fiscal year ending December 31, 2015 we are not subject to Nasdaq’s enhanced compensation committee independence standards, each of the members of our compensation committee would satisfy these more stringent standards. Each member of our compensation committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The compensation committee makes recommendations to the board of directors and reviews and approves our compensation policies and all forms of compensation to be provided to our directors and executive officers, including, among other things, annual salaries, bonuses, and stock option and other incentive compensation arrangements. In addition, our compensation committee administers our stock option and employee stock purchase plans, including granting stock options to our directors and executive officers. Our compensation committee also reviews and approves employment agreements with executive officers and other compensation policies and matters.

In accordance with Nasdaq listing standards and our compensation committee charter, our compensation committee has the authority and responsibility to retain or obtain the advice of compensation consultants, legal counsel and other compensation advisors, the authority to fund such advisors, and the responsibility to consider the independence factors specified under applicable law and any additional factors the compensation committee deems relevant. During 2015, the compensation committee engaged Nancy Arnosti of Arnosti Consulting to provide advice in connection with executive compensation programs and used Ms. Arnosti’s recommendations as part of its decision-making process for setting the named executive officers’ 2015 compensation. The compensation committee assessed the independence of Ms. Arnosti pursuant to Nasdaq listing standards and concluded that the work of Ms. Arnosti had not raised any conflict of interest.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Geoffrey Duyk, M.D., Ph.D. and William Hunter, M.D. Dr. Duyk serves as chair of the nominating and corporate governance committee. Our board of directors has determined that Drs. Duyk and Hunter satisfy the independence requirements of the Nasdaq and the SEC rules and regulations for directors.

Our nominating and corporate governance committee identifies, evaluates and recommends nominees to our board of directors and committees of our board of directors, conducts searches for appropriate directors and evaluates the performance of our board of directors and of individual directors. In evaluating potential nominees to the board of directors, the nominating and corporate governance committee considers a wide variety of qualifications, attributes and other factors and recognizes that a diversity of viewpoints and practical experience can enhance the effectiveness of our board of directors. Accordingly, as part of its evaluation of each candidate, the nominating and corporate governance committee takes into account a candidate’s background, experience, qualifications, attributes and skills that may complement, supplement or duplicate those of other prospective candidates and current directors. The nominating and corporate governance committee may also consider candidates recommended by stockholders. The nominating and corporate governance committee is also responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to the board concerning corporate governance matters. Our nominating and corporate governance committee considers the overall diversity and composition of the board of directors in identifying director nominees.

Board Meetings and Attendance

In 2015, our board of directors held five meetings, the audit committee held six meetings, the compensation committee held six meetings and the nominating and corporate governance committee held two meetings. No director attended less than 75% of the aggregate of the total number of board meetings held during such director’s term and the total number of meetings of the committees on which such director served during such director’s term.

Director Attendance at Annual Meetings of Stockholders

Directors are encouraged, but not required, to attend our annual stockholder meetings. Half of the directors on our board of directors attended our annual meeting in 2015.

Board Leadership Structure

Our board of directors separates the positions of Chairman of the Board and Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business activities, while allowing the Chairman of the Board to lead our board of directors in its fundamental role of providing advice to and independent oversight of our management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman of the Board, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors is led by our Chairman of the Board. The Chairman of the Board chairs all board meetings (including executive sessions), acts as liaison between the non-employee directors and management, approves board meeting schedules and oversees the information distributed in advance of board meetings, is available to our internal and outside corporate counsel to discuss and, as necessary, respond to stockholder communications to our board of directors and calls meetings of the non-employee directors. We believe that having different people serving in the roles of Chairman of the Board and Chief Executive Officer is an appropriate and effective organizational structure for our Company.

Risk Oversight

Our board of directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our board of directors performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of the Company, our board of directors addresses the primary risks associated with those operations and corporate functions. In addition, our board of directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our board committees also oversees the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Financial Officer reports to the audit committee with respect to risk management and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our audit committee meets privately with representatives from our independent registered public accounting firm and our Chief Financial Officer. The audit committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our board of directors regarding these activities.

Code of Business Conduct

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, executive officers (including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our code of business conduct and ethics is posted on our website at www.epirusbiopharma.com under the Investors tab. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions, applicable to our directors and executive officers at the same location on our website identified above and also in a Current Report on Form 8-K, as required, within four business days following the date of such amendment or waiver. The inclusion of our website address in this annual report on Form 10-K/A does not include or incorporate by reference the information on our website into this annual report on Form 10-K/A.

Limitation of Liability and Indemnification

We have entered into indemnification agreements with each of our directors and executive officers. The agreements provide that we will indemnify each of our directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as one of our directors or executive officers, to the fullest extent permitted by Delaware law, our current certificate of incorporation and bylaws. In addition, the agreements provide that, to the fullest extent permitted by Delaware law, but subject to various exceptions, we will advance all expenses incurred by our directors and executive officers in connection with a legal proceeding.

Communications to the Board of Directors

Stockholders interested in communicating with the non-employee directors regarding their concerns or issues may address correspondence to a particular director, or to the non-employee directors generally, in care of EPIRUS Biopharmaceuticals, Inc., 699 Boylston Street, Eighth Floor, Boston, MA 02116, Attn: Secretary of the Company. The Secretary of the Company has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, the Secretary of the Company will forward it, depending on the subject matter, to the Chairman of the Board of Directors, chair of a committee of the board of directors, the full board of directors or a particular director, as appropriate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and certain holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2015, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation that we paid to our Chief Executive Officer (principal executive officer) and each of our two other most highly compensated executive officers during the years ended December 31, 2015 and December 31, 2014. We refer to these executive officers in this annual report on Form 10-K/A as our named executive officers.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Amit Munshi President and Chief Executive Officer	2015	459,119	(3)	237,430	2,624,900	198,422	126,097	(4)	3,645,969
	2014	428,125	(5)	—	1,447,061	192,656	53,556	(6)	2,121,402

Thomas Shea Senior Vice President, Chief Financial Officer and Treasurer	2015	306,268	(7)	73,784	794,577	92,597	—		1,267,226
	2014	292,708	(8)	—	407,150	92,203	—		792,061

Michael Wyand, DVM, Ph.D. Senior Vice President, Chief Technical Officer	2015	306,268	(7)	62,630	818,025	92,597	—		1,279,519
	2014	294,167	(9)	—	376,008	92,663	—		762,838

(1)

The amounts reported in this column represent the aggregate grant date fair value of stock awards and option awards computed in accordance with FASB ASC Topic 718. The fair value of each stock award and option award is estimated on the date of grant using the Black-Scholes option-pricing model. See Note 13 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2014 and Note 15 of Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2015 for a discussion of our assumptions in determining the ASC 718 values of our stock awards and option awards.

(2)

The Non-Equity Incentive Plan Compensation represents the cash bonuses paid in February 2015 and February 2016, for 2014 and 2015, respectively, to executives based on personal and corporate targets. For further information about Epirus’ annual bonus program for 2014 and 2015, see “Narrative Disclosure to Summary Compensation Table.”

(3)	Includes $9,119 worth of Restricted Stock Units (RSUs) granted in lieu of a cash merit increase, at the election of the executive officer.
(4)

Represents payments made for such executive officer’s apartment rental and furnishings for such apartment in Boston, MA, premiums on a key-man life insurance policy, commuting expenses for such executive officer’s commute from his home to Boston, MA and gross-up payments to cover taxes owed on certain perquisites.

(5)	Represents the aggregate of a base salary of $375,000 paid to such executive officer from January 1, 2014 through April 15, 2014 and $450,000 paid from April 16, 2014 through December 31, 2014.
(6)	Represents payments made for such executive officer’s apartment rental and furnishings for such apartment in Boston, MA and premiums on a key-man life insurance policy.
(7)	Includes $6,268 worth of RSUs granted in lieu of a cash merit increase, at the election of the executive officer.
(8)	Represents the aggregate of a base salary of $275,000 paid to such executive officer from January 1, 2014 through April 15, 2014 and $300,000 paid from April 16, 2014 through December 31, 2014.
(9)	Represents the aggregate of a base salary of $280,000 paid to such executive officer from January 1, 2014 through April 15, 2014 and $300,000 paid from April 16, 2014 through December 31, 2014.

Narrative Disclosure to Summary Compensation Table

Our executive compensation programs are designed to fairly compensate our executive officers, attract and retain highly qualified executive officers, motivate the performance of our executive officers towards, and reward the achievement of, clearly defined corporate goals, and align our executive officers’ long-term interests with those of our stockholders. Under these programs, our named executive officers are rewarded for the achievement of specific annual, long-term and strategic goals, corporate goals and individual goals. Our compensation programs are designed to motivate our executives to create a successful company. We believe that our compensation program, with its balance of short-term incentives (including cash bonus awards) and long-term incentives (including equity awards that vest over up to four years), rewards sustained performance that is aligned with long-term stockholder interests.

Highlights of our named executive officer compensation program for 2015 include:

2015 Salaries

The named executive officers receive a base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for the named executive officers were increased by 3.75% in 2015 compared to 2014. The named executive officers elected to take such increase in the form of RSUs in lieu of cash. Base salaries for the named executive officers were increased by 3% in 2016 compared to 2015. They are as follows:

Named Executive Officer	April 16, 2014-December 31, 2014 Base Salary($)	2015 Base Salary ($)		2016 Base Salary ($)(1)
Amit Munshi	450,000	459,119	(2)	464,006
Thomas Shea	300,000	306,268	(3)	309,338
Michael Wyand, DVM, Ph.D.	300,000	306,268	(3)	309,338

(1)	Increase of 3% was calculated on the cash value (including the Restricted Stock Units) of such executive’s 2015 Base Salary and was added to such executive’s 2014 Base Salary.
(2)	Includes $9,119 worth of Restricted Stock Units (RSUs) granted in lieu of a cash merit increase, at the election of the executive officer.
(3)	Includes $6,268 worth of RSUs granted in lieu of a cash merit increase, at the election of the executive officer.

2015 Bonuses

Our named executive officers’ target bonus percentages are determined as percentages of their base salaries, which percentages were negotiated upon hire. Target bonus percentages for the named executive officers remained the same in 2016 as they were in 2015. The following table sets forth the 2015 and 2016 target bonus percentages:

Named Executive Officer	2015 and 2016 Target Bonus Percentages of Base Salary
Amit Munshi	50%
Thomas Shea	35%
Michael Wyand, DVM, Ph.D.	35%

Bonuses were awarded based on achievement of corporate goals, including but not limited to achievement of certain financial goals and development milestones. The actual annual cash bonuses awarded to each named executive officer for 2015 performance were 85% of their target bonuses, based on the achievement of the goals and milestones at the end of 2015, and are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Compensation

The named executive officers received stock option and restricted stock unit grants under the CombinatoRx, Incorporated Amended and Restated 2004 Incentive Plan, which has subsequently been replaced by our 2015 Equity Incentive Plan. These named executive officers also continue to hold stock options that they acquired prior to the Merger under the Fourteen 22, Inc. 2011 Equity Incentive Plan of Private Epirus. Such stock options were converted into stock options of Public Epirus in connection with the Merger, based on the exchange ratio used to convert shares in the Merger (each outstanding share of Private Epirus capital stock was converted into the right to receive approximately 0.13259 shares of the Company’s common stock (after giving effect to the 1-for-10 reverse stock split effected on July 16, 2014)).

The following table sets forth the stock options and restricted stock units granted to our named executive officers in the 2015 fiscal year:

Named Executive Officer	Grant Date	Number of Shares Subject to Options	Option Exercise Price Per Share	Number of Shares Underlying RSU Awards
Amit Munshi	February 27, 2015	301,225	$10.53
	February 27, 2015			39,548
	February 27, 2015			1,519
	November 2, 2015	199,537	$5.55
Thomas Shea	February 27, 2015	93,609	$10.53
	February 27, 2015			12,290
	February 27, 2015			1,044
	November 2, 2015	56,842	$5.55
Michael Wyand, DVM, Ph.D.	February 27, 2015	79,461	$10.53
	February 27, 2015			10,432
	February 27, 2015			1,044
	April 2, 2015	20,000	$8.40
	November 2, 2015	58,247	$5.55

Severance Plan

On January 21, 2015, our board of directors adopted and approved the EPIRUS Biopharmaceuticals, Inc. Severance Plan (the “Severance Plan”), effective January 21, 2015, for employees at the level of Vice President or above, including our named executive officers.

The Severance Plan provides for the payment of severance and other benefits to eligible employees in the event of a termination of employment with the Company or any of its subsidiaries by the Company without cause or by the employee for good reason, each as defined in the Severance Plan (each, a “Qualifying Termination”). In the event of a Qualifying Termination and subject to the applicable participant’s execution of a general release of liability against the Company, the Severance Plan provides a lump-sum cash severance payment, payable within 60 days following the termination date, equal to the product of (i) the participant’s “Severance Multiple” and (ii) the sum of (a) the participant’s monthly base salary and (b) the monthly COBRA premium for group medical and dental benefits for the participant and the participant’s spouse and dependents. If the Qualifying Termination does not occur during the 60-day period prior to or the 12-month period following a change in control (as defined in the Severance Plan), the Severance Multiples are 12 for the Chief Executive Officer, 9 for each Senior Vice President who reports to the Chief Executive Officer (including Mr. Shea and Dr. Wyand) and 6 for each Senior Vice President who does not report to the Chief Executive Officer and each Vice President (who is not a Senior Vice President). If the Qualifying Termination occurs during the 60-day period prior to or the 12-month period following a change in control, the Severance Multiples are 16 for the Chief Executive Officer, 12 for each Senior Vice President who reports to the Chief Executive Officer and 6 for each Senior Vice President who does not report to the Chief Executive Officer and each Vice President (who is not a Senior Vice President). In addition, upon such a termination within the 60-day period prior to or the 12-month period following a change in control, each participant’s equity awards will fully vest, with performance-based awards vesting at target levels unless more favorable vesting provisions are provided in the applicable award agreement.

Severance benefits under the Severance Plan are subject to cutback under certain conditions in the event that Section 280G of the Internal Revenue Code would apply to the benefits. The Severance Plan supersedes any existing rights to severance of any participant.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees, including the plan’s 4% safe harbor match. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including named executive officers, in accordance with our compensation policies.

Employee Stock Purchase Plan

We currently maintain our 2015 Employee Stock Purchase Plan (the “ESPP”), which allows shares of our common stock to be sold to eligible employees of the Company through payroll deductions at a discount from market value. Our named executive officers are eligible to participate in the ESPP on the same terms as other qualifying full-time employees.

Employee Benefits and Perquisites

All of our full-time employees, including named executive officers, are eligible to participate in our health and welfare plans, including:

•                  medical, dental and vision benefits;

•                  medical and dependent care flexible spending accounts;

•                  short-term and long-term disability insurance; and

•                  life insurance.

We also reimburse all full-time employees, including named executive officers, for commuting and parking expenses up to a maximum of $300 per month, as well as certain cell phone costs up to a maximum of $75 per month. In addition, we provide Mr. Munshi with approximately $43,000 per year to cover rental expenses and other apartment services expenses for an apartment in Boston, Massachusetts, where our headquarters is located, and approximately $20,000 per year to cover commuting expenses from Mr. Munshi’s home to the apartment in Boston, MA. We also provide vacation and other paid holidays to all full-time employees, including our named executive officers, which are comparable to those provided at peer companies. At this time, we do not provide any other special benefits or other perquisites to our named executive officers. We believe the health and welfare plans and perquisites described above are necessary and appropriate to provide a competitive compensation package to the named executive officers.

Tax Gross-Ups

In 2015, we made a gross-up payment to cover Mr. Munshi’s taxes incurred for certain perquisites provided by the Company, including the corporate apartment and the commuting expenses noted above, and will make a similar payment for Mr. Munshi’s 2016 taxes.

We do not make gross-up payments to cover any of our other named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by the Company.

Outstanding Equity Awards as of December 31, 2015

The following table sets forth information regarding each option held by each of our named executive officers as of December 31, 2015. The vesting applicable to each outstanding option is described in the footnotes to the table below.

Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Number of Restricted Stock Units (#) Vested	Number of Restricted Stock Units (#) Unvested(2)		Option Exercise Price ($)	Option Expiration Date
Amit Munshi	06/28/2012	30,634	12,763	(3)(4)	—	—		1.00	06/28/2022
	12/20/2012	9,319	9,320	(3)(5)	—	—		1.00	12/20/2022
	05/14/2013	5,475	9,385	(3)(6)	—	—		1.00	05/14/2023
	04/15/2014	138,622	194,072	(3)(5)	—	—		7.40	04/15/2024
	02/27/2015	—	301,225	(5)	—	—		10.53	02/27/2025
	02/27/2015	—	—		—	39,548	(7)	—	—
	02/27/2015	—	—		—	1,519	(8)	—	—
	11/02/2015	—	199,537	(5)	—	—		5.55	11/02/2025
Thomas Shea	07/08/2013	2,066	18,596	(3)(9)	—	—		1.30	07/08/2023
	04/15/2014	39,003	54,605	(3)(5)	—	—		7.40	04/15/2024
	02/27/2015	—	93,609	(5)	—	—		10.53	02/27/2025
	02/27/2015	—	—		—	12,290	(7)	—	—
	02/27/2015	—	—		—	1,044	(8)	—	—
	11/02/2015	—	56,842	(5)				5.55	11/02/2025
Michael Wyand, DVM, Ph.D.	06/28/2012	15,427	4,782	(3)(10)	—	—		1.00	06/28/2022
	12/20/2012	976	2,904	(3)(5)	—	—		1.00	12/20/2022
	05/14/2013	567	1,702	(3)(6)	—	—		1.00	05/14/2023
	04/15/2014	36,020	36,020	(3)(5)	—	—		7.40	04/15/2024
	02/27/2015	—	79,461	(5)	—	—		10.53	02/27/2025
	02/27/2015	—	—		—	10,432	(7)	—	—
	02/27/2015	—	—		—	1,044	(8)	—	—
	04/02/2015	—	20,000	(5)	—	—		8.40	04/02/2025
	11/02/2015	—	58,247	(5)	—	—		5.55	11/02/2025

(1)

Under the Severance Plan, upon a Qualifying Termination (as defined therein) within the 60-day period prior to or the 12-month period following a change in control, all shares subject to the option will fully vest.

(2)

Under the Severance Plan, upon a Qualifying Termination (as defined therein) within the 60-day period prior to or the 12-month period following a change in control, all shares subject to the restricted stock unit award will fully vest.

(3)

Stock option was granted prior to the Merger under the Fourteen 22, Inc. 2011 Equity Incentive Plan of Private Epirus. Such stock option was converted into stock options of Public Epirus in connection with the Merger, granted under the CombinatoRx, Incorporated Amended and Restated 2004 Incentive Plan, which has subsequently been replaced by our 2015 Equity Incentive Plan, based on the exchange ratio used to convert shares in the Merger (each outstanding share of Private Epirus capital stock was converted into the right to receive approximately 0.13259 shares of Public Epirus common stock (after giving effect to the 1-for-10 reverse stock split effected on July 16, 2014)).

(4)	25% of the shares subject to this option vest on May 18, 2013 and the remaining shares vest in substantially equal monthly installments thereafter over the next three years of service.
(5)

25% of the shares subject to the applicable option vest on the first anniversary of the applicable grant date and the remaining shares vest in substantially equal monthly installments thereafter over the next three years of service.

(6)	25% of the shares subject to this option vest on December 20, 2013 and the remaining shares vest in substantially equal monthly installments thereafter over the next three years of service.
(7)	All shares underlying this restricted stock unit award vest in four (4) substantially equal annual installments beginning on the one year anniversary of the grant date.
(8)	All shares underlying this restricted stock unit award vest in full on the one year anniversary of the grant date.
(9)	25% of the shares subject to this option vest on June 3, 2014 and the remaining shares vest in substantially equal monthly installments thereafter over the next three years of service.
(10)	25% of the shares subject to this option vest on June 15, 2013 and the remaining shares vest in substantially equal monthly installments thereafter over the next three years of service.

Employment Agreements with Our Named Executive Officers

We entered into an offer letter agreement with Amit Munshi, our President and Chief Executive Officer, dated May 17, 2012. The letter provided for a base salary of $375,000 and the opportunity to earn an annual bonus of up to 35% of base salary (Mr. Munshi’s current base salary and bonus eligibility are $464,006 and 50%, respectively). The offer letter also provided for the initial grant of an option to purchase 924,158 shares. Twenty-five percent of the shares subject to the stock options granted to Mr. Munshi were to vest on the one-year anniversary of his start date, subject to his continued employment with Epirus, and the remaining shares were to vest monthly over the next 36 months in substantially equal monthly installments, subject to his continued employment. The offer letter also provided for additional future grants of options to maintain Mr. Munshi’s 4% equity interest in Epirus if the number of shares of Epirus increased due to the purchase of additional tranches of Series A preferred shares, subject to his continued employment as Chief Executive Officer, and Mr. Munshi received additional options pursuant to this provision. In addition, the letter provided for additional option grants and a one-time cash bonus of up to $100,000, each at the discretion of the board of directors, if certain performance goals were achieved by the Company within 12 months of the commencement of Mr. Munshi’s employment. These performance goals were not achieved.

We entered into an offer letter agreement with Thomas Shea, our Senior Vice President, Chief Financial Officer and Treasurer, dated April 29, 2013. The letter provided for an annual base salary of $275,000 and eligibility for an annual bonus of 25% of his base salary (Mr. Shea’s current base salary and bonus eligibility are $309,338 and 35%, respectively). In addition, the offer letter provided for the grant of an option to purchase 374,000 shares of Epirus’s common stock. Twenty-five percent of the shares subject to the stock options granted to Mr. Shea were to vest on the one-year anniversary of his start date, subject to his continued employment with Epirus, and the remaining were to vest monthly over the next 36 months in substantially equal monthly installments, subject to continued employment.

We entered into an offer letter agreement with Michael Wyand, DVM, Ph.D., our Senior Vice President and Chief Technical Officer, dated June 15, 2012. The letter provides for an annual salary of $280,000 and eligibility for an annual bonus of 25% of his base salary (Dr. Wyand’s current base salary and bonus eligibility are $309,338 and 35%, respectively). In addition, the offer letter provided for the grant of an option to purchase 288,800 shares of Epirus’s common stock. Twenty-five percent of the shares subject to the stock options granted to Dr. Wyand were to vest on the one-year anniversary of his start date, subject to his continued employment with Epirus, and the remaining were to vest monthly over the next 36 months in substantially equal monthly installments, subject to continued employment. The offer letter also provided for additional future grants of options to maintain his equity interest in Epirus if the number of shares of Epirus increased due to the purchase of additional tranches of Series A preferred shares, subject to his continued employment, and Dr. Wyand received additional options pursuant to this provision.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

On April 2, 2015, the board of directors adopted the Amended and Restated Non-Employee Director Compensation Policy, which became effective as of the 2015 annual meeting which was held on June 4, 2015.

Pursuant to this policy, the annual retainer for the Chairman of the Board is $60,000 and the annual retainer for all other non-employee directors is $40,000. The policy provides that each member of the audit committee other than the chair will receive an additional $7,500 annual retainer for service on such committee, each member of the compensation committee other than the chair will receive an additional $5,000 annual retainer for service on such committee and each member of the nominating and corporate governance committee other than the chair will receive an additional $3,500 annual retainer for service on such committee. The chair of the audit committee will receive an additional $15,000 annual retainer; the chair of the compensation committee will receive an additional $10,000 annual retainer; and the chair of the nominating and corporate governance committee will receive an additional $7,500 annual retainer. The retainers will be paid quarterly in arrears. In the event a non-employee director does not serve as a non-employee director, or in the applicable positions described herein, for an entire calendar quarter, such non-employee director will receive a prorated portion of the retainer(s) otherwise payable to such non-employee director for such calendar quarter, with such prorated portion determined by multiplying such otherwise payable retainer(s) by a fraction, the numerator of which is the number of days during which the non-employee director serves as a non-employee director or in the applicable positions described herein during the applicable calendar quarter and the denominator of which is the number of days in the applicable calendar quarter.

Pursuant to this policy, on the day following each annual meeting of our stockholders, each non-employee director will be granted a stock option to purchase 9,000 shares of common stock, which will vest in four equal quarterly installments over the one-year period following the date of grant. Each newly elected non-employee director who joins our board will receive an initial award of a stock option to purchase 14,000 shares of common stock, which will vest in equal monthly installments over a three-year period following the date of grant. All stock option grants to non-employee directors will have an exercise price equal to the fair market value per share (as defined in the applicable equity plan) on the date of grant and a term of ten years from the date of grant (subject to earlier termination in connection with termination of service) and will be subject to the terms of our 2015 Equity Incentive Plan or any successor thereto.

Director Compensation Table for Year Ended December 31, 2015

The following table sets forth information regarding compensation earned by each of our non-employee directors during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Geoffrey Duyk, M.D., Ph.D.	45,208	32,796	78,004
Daotian Fu, Ph.D.	37,917	32,796	70,713
J. Kevin Buchi	52,917	32,796	85,713
William Hunter, M.D.	43,083	32,796	75,879
Mark H.N. Corrigan, M.D.	60,000	32,796	92,796
Scott Rocklage, Ph.D.	47,917	32,796	80,713
Julie McHugh	48,333	32,796	81,129

(1)

The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. See Note 15 of the Notes to the Financial Statements in our annual report on Form 10-K for the year ended December 31, 2015 for a discussion of our assumptions in determining the ASC 718 values of our option awards.

(2)	The following table sets forth information regarding outstanding option awards held by each of our non-employee directors as of December 31, 2015:

	Option awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Geoffrey Duyk, M.D., Ph.D.	4,500	4,500	6.39	06/05/2025	(1)
Daotian Fu, Ph.D.	4,500	4,500	6.39	06/05/2025	(1)
J. Kevin Buchi	11,049	2,210	1.30	07/08/2023	(2)
	4,500	4,500	6.39	06/05/2025	(1)
William Hunter, M.D.	250	—	57.00	01/15/2020	(3)
	250	—	79.80	09/08/2020	(3)
	250	—	144.00	05/24/2021	(3)
	250	—	45.60	05/23/2022	(3)
	250	—	34.80	06/06/2023	(3)
	6,261	6,998	11.48	07/16/2024	(4)
	4,500	4,500	6.39	06/05/2025	(1)
Mark H.N. Corrigan, M.D.	24,999	—	57.00	01/15/2020	(3)(5)
	4,998	—	159.00	02/08/2021	(3)(5)
	14,999	—	67.80	01/25/2022	(3)(5)
	8,332	—	45.60	01/03/2023	(3)(5)
	24,999	—	14.70	02/10/2024	(5)(6)
	4,500	4,500	6.39	06/05/2025	(1)
Scott Rocklage, Ph.D.	4,500	4,500	6.39	06/05/2025	(1)
Julie McHugh	6,261	6,998	11.48	07/16/2024	(4)
	4,500	4,500	6.39	06/05/2025	(1)

(1)	The shares of stock that are subject to this option vest in equal quarterly installments over one year, beginning on June 5, 2015.
(2)	The shares of stock that are subject to this option vest in substantially equal monthly installments over three years beginning on June 21, 2013.
(3)	Number of shares and option exercise price are adjusted for the 1-for-6 reverse stock split effected on October 3, 2013 and the 1-for-10 reverse stock split effected on July 16, 2014.
(4)	The shares of stock that are subject to this option vest in substantially equal monthly installments over three years beginning on July 16, 2014.
(5)	Awards were granted to Dr. Corrigan for his services as an officer of Pre-Merger Zalicus prior to his becoming a non-employee director.
(6)	Number of shares and option exercise price are adjusted for the 1-for-10 reverse stock split effected on July 16, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning beneficial ownership of our common stock as of April 15, 2016, by:

•                  each stockholder, or group of affiliated stockholders, known to us to beneficially own more than 5% of our outstanding common stock;

•                  each of our current named executive officers;

•                  each of our current directors; and

•                  all of our current executive officers and directors as a group.

The table below is based upon information supplied by directors, executive officers and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through April 15, 2016.

The percentage ownership is based upon 26,184,349 shares of common stock outstanding as of April 15, 2016.

For purposes of the table below, we deem shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2016 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders (other than our executive officers and directors)
5AM Partners III, LLC(2) 2200 Sand Hill Road, Suite 110 Menlo Park, CA 94025	2,635,255	10.0%
Jennison Associates LLC(3) 466 Lexington Avenue New York, NY 10017	2,597,868	9.9%
TPG Group Holdings (SBS) Advisors, Inc.(4) c/o TPG Global, LLC 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	2,223,922	8.5%
Camber Capital Management LLC(5) 101 Huntington Avenue, Suite 2550 Boston, MA 02199	1,847,500	7.1%
Livzon MABPharm Inc.(6) No. 132, Guihua Road North Gongbei, Zhuhai Guangdong, China 519020	1,566,023	6.0%
FMR LLC(7) 245 Summer Street Boston, MA 02210	1,474,800	5.6%

Broadfin Capital, LLC(8) 300 Park Avenue, 25th Floor New York, New York 10022	1,375,000	5.3%
Directors and Named Executive Officers
Amit Munshi(9)	510,476	1.9%
Michael Wyand, DVM, Ph.D.(10)	130,619	*
Thomas Shea(11)	117,759	*
Scott Rocklage, Ph.D.(2)(12)	2,644,255	10.1%
Mark H. N. Corrigan, Ph.D.(13)	109,186	*
J. Kevin Buchi(14)	21,890	*
William Hunter, M.D.(15)	20,185	*
Julie McHugh(16)	17,102	*
Geoffrey Duyk, M.D., Ph.D.(17)	9,000	*
Daotian Fu, Ph.D.(7)(12)	9,000	*
All current directors and executive officers as a group (12 persons(18))	3,661,578	14.0%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o EPIRUS Biopharmaceuticals, Inc., 699 Boylston Street, Eighth Floor, Boston, MA 02116.
(2)

Based on a Schedule 13D/A filed on February 10, 2015, the 2,635,255 shares include 20,345 shares subject to warrants. Of this total number of shares, 5AM Ventures III, L.P. (“Ventures III”) directly owns 2,569,045 shares, which includes 19,834 shares subject to warrants and 5AM Co-Investors III, L.P. (“Co-Investors III”) directly owns 66,210 shares, which includes 511 shares subject to warrants. 5AM Partners III, LLC (“Partners III”) is the general partner of Ventures III and Co-Investors III, and Dr. John Diekman, Andrew Schwab and Dr. Scott Rocklage, a member of our board of directors, are the managing members of Partners III. Accordingly, Partners III may be deemed to have sole voting power, and Drs. Diekman and Rocklage and Mr. Schwab may be deemed to have shared power to vote these shares.

(3)

Based on a Schedule 13G/A filed on February 5, 2016, Jennison Associates LLC (“Jennison”) furnishes investment advice to several investment companies, insurance separate accounts, and institutional clients (“Managed Portfolios”). As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the 2,500,000 shares of the common stock aggregately held by such Managed Portfolios. Prudential Financial, Inc. (“Prudential”) indirectly owns 100% of the equity interests of Jennison. As a result, Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to the common stock held by the Managed Portfolios. Jennison does not file jointly with Prudential, as such, shares of common stock reported on Jennison’s Schedule 13G are included in the shares reported on a separate Schedule 13G filed by Prudential.

(4)

Based on a Schedule 13D filed on July 25, 2014 and adjusted for the 1-for-10 reverse stock split effected at 12:01 a.m. ET on July 16, 2014, this amount represents 2,223,922 shares held of record by TPG Biotechnology Partners III, L.P. (“TPG Biotech III”). TPG Group Holdings (SBS) Advisors, Inc. (“Group Advisors”) is the general partner of TPG Group Holdings (SBS), L.P., which is the sole member of TPG Holdings I-A, LLC, which is the general partner of TPG Holdings I, L.P., which is the sole member of TPG Biotechnology GenPar III Advisors, LLC, which is the general partner of TPG Biotechnology GenPar III, L.P., which is the general partner of TPG Biotech III. Due to Group Advisors’ relationship to TPG Biotech III, Group Advisors may be deemed to beneficially own these shares. David Bonderman and James G. Coulter are officers and sole stockholders of Group Advisors, and may also be deemed to beneficially own these shares.

(5)	Based on a Schedule 13G/A filed on February 12, 2016, jointly on behalf of Camber Capital Management LLC and Stephen DuBois, who share voting power and dispositive power over these shares.
(6)

Based on a Schedule 13G filed on August 5, 2014 and adjusted for the 1-for-10 reverse stock split effected on July 16, 2014, this amount represents 1,566,023 shares held of record by Livzon MabPharm Inc. Daotian Fu, a member of our board of directors, disclaims any beneficial ownership of these shares.

(7)	Based on a Schedule 13G/A filed with the SEC on April 10, 2015, these shares are owned directly by various investment companies, registered under the Investment Company Act of 1940 (“Fidelity Funds”), advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC. Members of the family of Edward C. Johnson, III, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. Neither FMR LLC nor Edward C. Johnson, III nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(8)

Based on a Schedule 13G/A filed on February 12, 2016, jointly on behalf of Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler, who share voting power and dispositive power over these shares.

(9)	Consists of 177,083 shares of common stock held directly by Mr. Munshi and 333,393 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016.
(10)	Consists of 32,662 shares of common stock held directly by Dr. Wyand and 97,957 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016.
(11)	Consists of 31,489 shares of common stock held directly by Mr. Shea and 86,270 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016.
(12)	Consists of 9,000 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016.
(13)

Consists of 21,859 shares of common stock held directly by Dr. Corrigan and 87,327 shares of common stock underlying options (as adjusted for the 1-for-6 reverse stock split effected on October 3, 2013 and the 1-for-10 reverse stock split effected on July 16, 2014) that are vested and exercisable within 60 days of April 15, 2016.

(14)	Consists of 21,890 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016.
(15)

Consists of 1,833 shares of common stock held directly by Dr. Hunter and 18,352 shares of common stock underlying options (as adjusted for the 1-for-6 reverse stock split effected on October 3, 2013 and the 1-for-10 reverse stock split effected on July 16, 2014) that are vested and exercisable within 60 days of April 15, 2016.

(16)	Consists of 17,102 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016.
(17)

Consists of 9,000 shares of common stock underlying options that are vested and exercisable within 60 days of April 15, 2016. Geoffrey Duyk, who is one of Epirus’ directors, is a TPG Partner. Dr. Duyk has no voting or investment power over the shares held by TPG Biotechnology Partners III, L.P. The address of Dr. Duyk is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(18)

Includes 762,007 shares subject to options and 20,345 shares subject to warrants exercisable within 60 days of April 15, 2016 held by our current executive officers, including those executive officers who are not named executive officers, and directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	4,078,854	(2)	$8.59	394,402	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	4,078,854		$8.59	394,402

(1)	For outstanding restricted stock units, the exercise price was deemed to be $0.
(2)

Consists of the EPIRUS Biopharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), the EPIRUS Biopharmaceuticals, Inc. Employee Stock Purchase Plan (the “ESPP”), the CombinatoRx, Incorporated Amended and Restated 2004 Incentive Plan (the “2004 Plan”) and the CombinatoRx, Incorporated 2000 Incentive Plan (the “2000 Plan”), and includes shares of common stock subject to outstanding options under the Fourteen22, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which was assumed by us in the Merger. We have ceased granting new awards under the 2011 Plan, under the 2004 Plan and under the 2000 Plan.

(3)

All of these shares are available under the 2015 Plan, which contains an “evergreen” provision that provided for an annual increase in the number of shares of common stock available for issuance on the first day of each fiscal year of the plan beginning in 2016 through 2025, equal to the least of (i) 1,000,000 shares of common stock, (ii) 4% of the outstanding shares on that date or (iii) such lesser number determined by the administrator of the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSONS TRANSACTIONS

In addition to the compensation arrangements with directors and executive officers described elsewhere in this annual report on Form 10-K/A, the following is a description of transactions since January 1, 2014, in which we have been a participant, in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

All of the transactions set forth below were approved by a majority of our board of directors, including a majority of the independent and disinterested members of our board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third-parties.

Transactions with our Directors, Executive Officers, Key Employees and Significant Stockholders.

Indemnification Agreements.    We have entered into indemnification agreements with each of our directors and executive officers. The agreements provide that we will indemnify each of our directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as one of our directors or executive officers to the fullest extent permitted by Delaware law, our current certificate of incorporation and our bylaws (except in a proceeding initiated by such person without board approval). In addition, the agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors and executive officers in connection with a legal proceeding in which they may be entitled to indemnification.

Livzon Collaboration Agreement.    In September 2014, we entered into an Exclusive License and Collaboration Agreement (the “Collaboration Agreement”) with Livzon MabPharm Inc. (“Livzon”) and in September 2015, we entered into a New Collaboration Compound Supplement to the Collaboration Agreement with Livzon for the global development and commercialization of certain antibodies or related biological compounds, including our product candidates, BOW015, a biosimilar version of infliximab, and BOW070, a biosimilar version of tocilizumab. Livzon is a holder of greater than 5% of the Company’s capital stock and Daotian Fu, one of our directors, is General Manager of Livzon.

Moksha8 Amendments.    In December 2010, we entered into a Revenue and Negotiation Rights Agreement, which we refer to as the Moksha8 Revenue Agreement, with Moksha8 Pharmaceuticals, Inc. (“Moksha8”) to settle an outstanding promissory note issued by us to Moksha8 in May 2009. The Moksha8 Revenue Agreement provided for certain milestone and royalty payments to be made to Moksha8 based upon future licensing revenues and worldwide net sales of products that are based on the assets acquired from Moksha8. These products include BOW015, and may include biosimilars to adalimumab and rituximab, if the biosimilar products we develop are derived from the assets we acquired from Moksha8.

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

Moksha8 is owned in part by TPG Capital, which is a holder of greater than 5% of the Company’s capital stock, and Geoffrey Duyk, one of our directors, is a partner with TPG.

2014 Financing

In March 2014, we issued unsecured convertible promissory notes in an aggregate principal amount of approximately $5 million and warrants to purchase either shares of the Company’s Series A Convertible Preferred Stock or a newly issued class of equity securities in the event of a qualifying financing at an exercise price of $0.01 (the “2014 Bridge Financing”).

The notes bore interest at 8% per annum and included both optional and mandatory conversion features. The optional conversion feature allowed each note holder, as of the maturity date, to elect to convert the balance of the note plus accrued interest into shares of the Company’s Series A Convertible Preferred Stock at a conversion price of $1.00 per share. The mandatory conversion feature resulted in the automatic conversion of the notes into shares of a newly issued class of equity securities in the event of a qualifying financing prior to maturity. The mandatory conversion occurred on our issuance of Series B Preferred Convertible Stock on April 15, 2014 (the “Series B Financing”), and the notes were converted into 3,947,363 shares of Series B Convertible Preferred Stock. We entered into side letters with two of the investors allowing them to use the interest accrued on their notes towards payment of their warrant exercise price, which reduced the amount of Series B Convertible Preferred Stock that would have otherwise been issued to those investors in this conversion.

The warrants were exercisable for 999,999 shares of Series A Convertible Preferred Stock until a qualified financing occurred, at which time they became exercisable for the number of newly issued stock that is equal to the quotient of 999,999 divided by the purchase price of the newly issued stock. None of the warrants were exercised prior to the Series B Financing, and thus they all became exercisable for Series B Convertible Preferred Stock on April 15, 2014.

The participants in the 2014 Bridge Financing included certain beneficial owners of more than 5% of our capital stock and entities affiliated with certain of our directors, as set forth in the table below:

Name	Principal Amount	Shares of Series B Preferred Stock Received on Conversion of Notes	Shares of Series B Preferred Stock underlying Warrants
5AM Ventures III, L.P. and its affiliates(1)	$1,666,666.66	1,322,691	262,467	(3)
TPG Biotechnology Partners III, L.P.(2)	$1,666,666.66	1,312,336	262,467	(3)

(1)

These promissory notes and warrants were purchased by 5AM Ventures III, L.P. and 5AM Co-Investors III, L.P. Scott Rocklage, one of our directors, is a managing member of 5AM Partners III, LLC, the general partner of 5AM Ventures III, L.P. and 5AM Co-Investors III, L.P.

(2)	Geoffrey Duyk, one of our directors, is a TPG Partner.
(3)	All warrants were exercised prior to completion of the Merger.

2015 Financing

In February 2015, we closed on an underwritten public offering of 10.6 million shares of our common stock, offered at a price of $5.00 per share. Net proceeds to us from this offering were approximately $48.0 million after deducting underwriting discounts and commissions and offering expenses paid by us. 5AM Ventures III, L.P. and its affiliates, who are holders of greater than 5% of our capital stock, purchased 400,000 shares of our common stock in such financing. Scott Rocklage, one of our directors, is a managing member of 5AM Partners III, LLC, the general partner of 5AM Ventures III, L.P.

Policy for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted a written policy for the review, approval, ratification or disapproval of transactions involving the Company and “related persons.” For the purposes of the policy, “related persons” will include our directors, executive officers, director nominees, holders of more than 5% of any class of the Company’s voting securities, or the immediate family members of any of the foregoing persons. “Related Persons” will also include any firm, corporation or other entity in which any of the foregoing persons has a position or relationship, serves as a general partner or in a similar position, or in which such person, together with his or her immediate family members, has a 10% or greater beneficial ownership interest.

The policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was, is or will be a participant, the amount involved exceeds $120,000 and in which a related person had, has or will have a direct or indirect material interest. Pursuant to this policy, our audit committee will review each proposed related person transaction and consider all of the relevant facts and circumstances available. Based on that review, the audit committee will then approve or ratify only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders.

In the event the Company becomes aware of a related person transaction that has not been previously approved under the policy, the matter will be submitted promptly to the audit committee for consideration. In such event, the audit committee will evaluate its options including but not limited to ratification, amendment or termination of the related person transaction.

In the unlikely event that Company management determines that is impractical or undesirable to wait until an audit committee meeting to consummate a related person transaction, the chair of the audit committee has the authority to review and approve a related person transaction.

No member of the audit committee is permitted to participate in the review, approval or ratification of a related person transaction with respect to which such member or any of his or her immediate family members is the related person.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to the Company for the years ended December 31, 2015 and December 31, 2014, by Ernst & Young LLP, our principal independent registered public accounting firm.

	Year Ended December 31,
	2015		2014
Audit fees	$2,160,094	(1)	$2,498,308	(2)
Audit-related fees	—		—
Tax fees(3)	—		68,405
All other fees	—		—
Total fees	$2,160,094		$2,566,713

(1)

The fees incurred by Ernst & Young LLP include professional services rendered in connection with the annual audit of our consolidated financial statements for the year ending December 31, 2015 and the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q and the review and consent issued for our Registration Statements on Form S-3, S-4 and Form S-8.

(2)

The fees incurred by Ernst & Young LLP include professional services rendered in connection with the annual audit of our consolidated financial statements for the years ending December 31, 2014 and 2013 and the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q and the review and consent issued for our Registration Statements on Form S-4 and Form S-8.

All fees described above were pre-approved by the audit committee in accordance with the requirements of Regulation S-X under the Exchange Act.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services, tax services and other related services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The Exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this annual report on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the registrant’s annual report on Form 10-K for the year ended December 31, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIRUS Biopharmaceuticals, Inc.

April 29, 2016	By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer

EPIRUS BIOPHARMACEUTICALS, INC.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
31.3	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*
31.4	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002				*

*            Filed herewith.