Form 10-Q
period 2016-03-31
EPIRUS Biopharmaceuticals, Inc.
filed 2016-05-10
CIK 1135906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2016:  26,184,349 shares

EPIRUS BIOPHARMACEUTICALS, INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$20,865	$31,515
Restricted cash	1,800	—
Prepaids and other current assets	3,029	3,732
Total current assets	25,694	35,247
Property and equipment, net	2,695	2,073
Intangible assets, net	6,211	6,410
Goodwill	26,361	26,361
Restricted cash	124	1,924
Other assets	256	249
Total assets	$61,341	$72,264
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,750	$2,051
Accrued development costs	5,472	4,438
Accrued expenses	2,704	4,003
Short term debt, net of debt discount	14,852	14,833
Accrued purchase price liability	1,625	5,493
Deferred revenue	3,349	957
Current portion of settlement of obligation	490	978
Other current liabilities	200	343
Deferred tax benefit	185	185
Total current liabilities	32,627	33,281
Deferred revenue, net of current portion	1,167	1,173
Deferred tax liability	648	648
Deferred tax benefit, net of current portion	323	369
Other non-current liabilities	410	425
Total liabilities	35,175	35,896
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized - 5,000,000 shares, Issued and Outstanding - 0 shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; Authorized - 70,000,000 shares at March 31, 2016 and December 31, 2015; Issued and Outstanding - 26,184,349 and 24,377,573 shares at March 31, 2016 and December 31, 2015, respectively	26	24
Additional paid-in capital	181,126	175,126
Accumulated other comprehensive income (loss)	39	(23)
Accumulated deficit	(155,025)	(138,759)
Total stockholders' equity	26,166	36,368
Total liabilities and stockholders' equity	$61,341	$72,264

See accompanying notes to condensed consolidated financial statements.

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$803	$25

Operating expenses:
Research and development	10,342	3,079
General and administrative	6,468	4,168
Total operating expenses	16,810	7,247
Loss from operations	(16,007)	(7,222)
Other income (expense):
Interest income (expense), net	(372)	(281)
Other income (expense), net	71	(30)
Total other income (expense), net	(301)	(311)
Loss before income taxes	(16,308)	(7,533)
Benefit from income taxes	42	12
Net loss	$(16,266)	$(7,521)
Net loss per share--basic and diluted	$(0.66)	$(0.39)
Weighted-average number of common shares used in net loss per share calculation--basic and diluted	24,818,224	19,284,653
Foreign currency translation adjustment	62	—
Comprehensive loss	$(16,204)	$(7,521)

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,266)	$(7,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	96
Non-cash interest expense	66	133
Non-cash accretion expense	117	—
Stock-based compensation and vesting of restricted stock	1,999	468
Deferred rent and lease incentive activity	(15)	(6)
Deferred taxes	(46)	(46)
Changes in operating assets and liabilities:
Prepaids and other current assets	703	(360)
Other non-current assets	(7)	154
Accounts payable	1,104	175
Accrued expenses and other current liabilities	(455)	(1,399)
Other non-current liabilities	—	(125)
Settlement obligation	(488)	—
Deferred revenue	2,386	243
Net cash used in operating activities	(10,615)	(8,188)
Cash flows from investing activities:
Purchases of property and equipment	(70)	—
Net cash provided by investing activities	(70)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	18	48,027
Proceeds from the exercise of common stock options	—	245
Net cash used in financing activities	18	48,272
Non-cash activity
Effect of exchange rate on cash	17	—
Net increase (decrease) in cash and cash equivalents	(10,650)	40,084
Cash and cash equivalents—Beginning of period	31,515	21,462
Cash and cash equivalents—End of period	$20,865	$61,546
Supplemental disclosure of cash flow information
Issuance of common stock related to Bioceros acquisition (see Note 5)	$5,000	$—
Cash paid for interest	$309	$149
Cash paid for income taxes	$3	$34
Supplemental schedule of non-cash investing and financing activities:
Amounts in accounts payable for capital expenditures	$595	$—

See accompanying notes to condensed consolidated financial statements

EPIRUS Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

(In thousands, except share and per share amounts)

1.Organization

EPIRUS Biopharmaceuticals, Inc. (the “Company”) is a global biopharmaceutical company focused on building biosimilar business targeting rare diseases by improving patient access through cost-effective medicines. The Company’s ability to deliver on this vision is anchored in its strong technical platform and pragmatic approach to development and commercialization.

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

In May 2016, the Company announced the reprioritization of its pipeline to focus exclusively on developing biosimilars for the treatment of rare diseases.  This includes reallocating the Company’s resources to focus on the development of BOW080 (eculizumab; reference biologic Soliris®) for the potential treatment of ultra-rare blood disorders and BOW070 (tocilizumab; reference biologic Actemra®) for the potential treatment of an uncommon lymphoproliferative disorder known as Castleman’s disease.  The Company will suspend the development of its prior lead program, BOW015 (infliximab, reference biologic Remicade®), and work to further evaluate strategic options for that program, which may include partnerships, divestitures and/or other value-generating alternatives. The Company’s decision to suspend its BOW015 program is based on cost-savings, not technical reasons, and the program remains ready to commence its planned global Phase 3 clinical study. In connection with the matters described above, the Company also announced staff reductions of up to approximately 40% of the Company’s workforce.

To date, the Company has devoted substantially all of its efforts to product research and development market research, and raising capital. The Company is subject to a number of risks similar to those of other development stage life science companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the industry, including rapid technological change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability. As presented in the financial statements, at March 31, 2016, the Company had cash and cash equivalents of $20,865 and an accumulated deficit of $155,025. During the three months ended March 31, 2016, the Company incurred a net loss of $16,266. The Company believes that its existing cash and cash equivalents, following the staff reductions and related operational changes described above, will be sufficient to fund its current operating plan and capital expenditure requirements through the second quarter of 2016. The Company is currently evaluating options for obtaining financing to fund its operations, which it will need to accomplish in the near term.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (January 2011) through March 31, 2016 of $155,025, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its cash requirements for the twelve months following March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to the common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

2.Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2016.

3.Summary of Significant Accounting Policies

In the three months ended March 31, 2016, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual consolidated financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Epirus and its wholly owned subsidiaries as of March 31, 2016: EB Sub, Inc., a Delaware Corporation, Epirus Biopharmaceuticals Ltd., a United Kingdom corporation, Epirus Biopharmaceuticals (Switzerland) GmbH, a Swiss corporation, Epirus Brasil Tecnologia Ltda, a Brazilian corporation and Epirus Biopharmaceuticals (Netherlands) B.V., a Netherlands corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued.  The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  Adoption of this ASU resulted in a reclassification of the net current deferred tax asset of $109 and the net current deferred tax liability of $80 to the net non-current deferred tax liability in the Company’s consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which amends ASC Topic 718, Compensation – Stock Compensation.  The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position or results of operations.

4.Business Agreements

As noted above, in May 2016, the Company made the strategic decision to suspend the development of its prior lead program, BOW015, and will work to further evaluate strategic options for that program, which may include partnerships, divestitures and/or other value-generating alternatives.  As the Company pursues this strategic review, it will also be reviewing its rights and obligations under the agreements described below.

Sun Pharmaceutical Industries (formerly known as Ranbaxy Laboratories)

In January 2014, the Company and Sun Pharmaceutical Industries Limited (formerly known as Ranbaxy Laboratories Limited) (“Sun”) executed a royalty-bearing and non-transferrable license agreement (“Sun License Agreement”) for BOW015 to Sun for a broad range of territories including India, selected Southeast Asian markets and North Africa. Under the terms of the Sun License Agreement, the Company and Sun agreed to pursue the commercialization of BOW015 in India and Sun received the right to sell BOW015 in the territories specified in the agreement. Sun does not have the right to manufacture BOW015.

For the three months ended March 31, 2016 and 2015, the Company recorded royalty revenue of $40 and $17, respectively, related to commercial sales of the Company’s product, Infimab, which the Company launched with its commercialization partner Sun during the fourth quarter of 2014.  As of March 31, 2016, outstanding royalty payments under the Sun agreement were $40.

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

The Company has invoiced Sun for a total of $1,375 in milestone payments, including the upfront payment, and received payments totaling $1,250 through March 31, 2016.

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

These potential milestone and royalty payments have not been earned as of March 31, 2016.

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

The Polpharma Collaboration Agreement provides that Polpharma would bear 51% and the Company would bear 49% of total costs associated with the development programs for the three products in the designated territories.  For clinical trial costs incurred in connection with global development, the cost sharing ratio is changed from 100% to 38% of total costs.  As a result, under the agreement, Polpharma would bear 19% and the Company would bear 81% of total clinical trial costs incurred. Following commercial launch, profits and losses for the three products in the designated territories would be split 51% for Polpharma and 49% for the Company.

For the three month period ended March 31, 2016, the Company recorded revenue of $570 related to this agreement.  The Company invoiced and received a payment in the amount of $2,309 from Polpharma in January 2016.  As of March 31, 2016, the Company had a deferred revenue balance of $2,263 related to the payment received for services that will be performed in future quarters of 2016.

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

The Company will pay a total of $4,500 to Livzon to complete the pre-clinical development activities, consisting of: (i) an initial cash payment of $1,500 within 10 days of entry into the Livzon Supplement Agreement, which amount was paid on October 10, 2015, and (ii) three additional cash payments of $1,000 each upon the achievement of certain pre-clinical development milestones. The Company is expensing costs under the Supplement Agreement, as incurred, over the period that the work is performed (currently estimated at 18 months). For the three month period ended March 31, 2016, the Company recorded expense of $500 under the Livzon Supplement Agreement.

Each of the parties is eligible to receive from the other party royalty payments, based on gross margin of BOW070 in the other party’s territory, ranging from the low- to mid-single digit percentages.

As of March 31, 2016, Livzon owned approximately 6% of the Company’s issued and outstanding common stock.

5. Acquisition

On September 9, 2015, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 100% of the voting interests of Bioceros Holding B.V. (“Bioceros”), enabling the Company to expand its biosimilar pipeline and vertically integrate product development capabilities.

The Company paid a total of $14,100 in consideration consisting of:  (i) an initial cash payment of $3,400 at closing, (ii) a second cash payment of $1,700, to be paid on the first anniversary of the closing date , (iii) an initial issuance of 788,960 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), with a value of $4,000 using a 10 day pre-closing date average price for issuance of $5.07  (value of $4,568 on acquisition date) and (iv) a second issuance of shares of Common Stock with a value of $5,000, calculated based on the Company’s stock price as set forth in the Stock Purchase Agreement, issued on the date that was six months after the closing date (“Second Installment Shares”) , subject to the Company’s setoff rights with regard to the second cash payment and Second Installment Shares. Of the Second Installment Shares, shares with an undiscounted value of $1,015 were to be issued to Bioceros key employees.  In addition, the shareholders of Bioceros would receive a pro rata share of a net cash payout equal to the aggregate amount of: (a) Bioceros’ net working capital as the acquisition date; plus (b) revenue agreements signed from select Bioceros customers subsequent to the acquisition date and through December 31, 2015; in excess of (c) $1,200, calculated as set forth in the Stock Purchase Agreement.  As of September 9, 2015, the Company estimated this amount to be $409.

As of December 31, 2015, the Company evaluated the net cash payout liability of $409 and reduced the fair value to $0.  This reduction was recorded as a credit to general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended December 31, 2015.

On March 9, 2016, the Company issued 1,772,107 shares of Common Stock using a 10 day pre-closing date average price of $2.82 for the Second Installment Shares.

Second Installment Shares

As described above, shares with an undiscounted value of $1,015 from the Second Installment Shares were to be issued to Bioceros key employees and are subject to those employees’ continued employment.  Pursuant to the Stock Purchase Agreement, 75% of the shares to be issued to Bioceros key employees on March 9, 2016 in connection with the Second Installment Shares will be held in an escrow account and released in three equal installments 12, 18 and 24 months after the closing date, unless the employee is terminated for cause or voluntarily resigns prior to each release date.

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

The Company recognized $889 of stock-based compensation expense related to the Second Installment Shares for the key employees in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016.

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

(4)

Represents the fair value of the final cash payment of $1,700, which, pursuant to the Stock Purchase Agreement, the Company will pay on September 9, 2016. This amount has been recorded as a liability on the Company’s consolidated balance sheet as of September 9, 2015 and recorded at fair value utilizing a discount rate of 10.7%.

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

6.Goodwill and Intangible Assets, Net

Goodwill

The Company’s goodwill balance as of March 31, 2016 was $26,361.  As of March 31, 2016, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company.

Intangibles

Intangible assets, net of accumulated amortization is as follows:

	March 31, 2016	December 31, 2015
Intangible assets (excluding IPR&D)	$6,878	$6,878
Less: accumulated amortization—intangible assets	(667)	(468)
Intangible assets, net (excluding IPR&D)	$6,211	$6,410

Amortization expense, which is included within research and development expense in the consolidated statements of operations and comprehensive loss, was $199 for the three months ended March 31, 2016 and $57 for the three months ended March 31, 2015. The weighted average amortization period for intangible assets is 11.6 years.

The estimated aggregate amortization of intangible assets as of March 31, 2016, for each of the five succeeding years and thereafter is as follows:

March 31, 2016

April 1, 2016 - December 31, 2016	$558
2017	757
2018	757
2019	757
2020	757
2021 and thereafter	2,625
Total	$6,211

7.Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued compensation	$819	$2,057
Accrued professional fees	1,112	1,502
Accrued interest expense	311	264
Other	462	180
Total accrued expenses	$2,704	$4,003

8.Debt

Hercules Notes

As of March 31, 2016, the Company had outstanding borrowings under the Loan Agreement of $15,000. Due to the going concern opinion issued as of December 31, 2015 and the fact that the Note may be declared immediately due by Hercules, upon the occurrence of a material adverse change in the Company’s business or other events of default under the Loan Agreement, the Company has recorded all amounts due under the Note as a short-term debt obligation. As of March 31, 2016, the short-term debt obligation was $14,852, net of a debt discount of $148. Amortization of the debt discount, which was recorded as interest expense in the statement of operations, was approximately $19 and $16 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Future principal payments, which exclude the 3% end of term charge that will be payable upon repayment of the notes in full, in connection with the Loan Agreement, as of March 31, 2016 are as follows:

Principal Payments
April 1, 2016 - December 31, 2016	$3,693
2017	5,940
2018	5,367
Total	$15,000

9.Capital Stock

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

The Company will pay BTIG a commission equal to 3% of the gross proceeds from the sale of shares of common stock under the Sales Agreement, if any. Pursuant to the terms of the Sales Agreement, the Company also provided BTIG with customary indemnification rights. The Company has also agreed to reimburse BTIG for its reasonable out-of-pocket expenses, including the fees and disbursements of counsel to BTIG, incurred in connection with the Offering. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include research and development expenditures, clinical trial expenditures, commercialization activities and working capital. As of April 28, 2016, proceeds under this Sales Agreement have not been material.

On March 9, 2016 the Company issued 1,772,107 shares of its common stock to former holders of Bioceros preferred and common stock in connection with the acquisition of Bioceros (see Note 5).

10.Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,865	$—	$—	$20,865
	$20,865	$—	$—	$20,865

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$31,515	$—	$—	$31,515
	$31,515	$—	$—	$31,515

As of March 31, 2016, the Company did not have any liabilities measured at fair value on a recurring basis.

11.Stock-Based Compensation

On April 2, 2015, the board of directors of the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”) and on June 4, 2015, the stockholders of the Company approved the 2015 Plan.  Pursuant to the 2015 Plan, 1,700,000 shares of common stock were initially authorized for issuance. On March 29, 2016, the Company increased the shares of common stock authorized issuance under the 2015 Plan by 975,102 as a result of an automatic annual increase effective as of January 1, 2016.  The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, cash-based awards and awards that are convertible into or otherwise based on the Company's common stock. As of March 31, 2016, the Company had 1,401,244 shares of common stock available for issuance under the 2015 Plan.

For the three months ended March 31, 2016, the Company recognized stock-based compensation expense of approximately $1,999 in connection with its stock-based payment awards, including $889 related to key employees of Bioceros (see Note 5).  For the three months ended March 31, 2015, the Company recognized stock-based compensation expense of approximately $526 in connection with its stock-based payment awards. The Company also recorded a reduction in stock-based compensation expense for the three months ended March 31, 2015 of $100 resulting from the modification of an award for a former officer of the Company.

Stock Options

A summary of stock option activity during the three months ended March 31, 2016 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value

Outstanding at December 31, 2015	3,613,427	$8.81	8.8	485
Granted	54,400	3.34
Exercised	—	—
Cancelled	(103,380)	6.49

Outstanding at March 31, 2016	3,564,447	$8.80	8.7	$390

Vested and expected to vest at March 31, 2016	3,421,869	$8.80	8.7	$374

Exercisable at March 31, 2016	1,047,693	$12.81	7.8	$297

Weighted average grant-date fair value of options granted during the period	$2.34

Cash received upon exercise of options	$—

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s common stock fair value on March 31, 2016 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. As of March 31, 2016, there was $10,025 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.9 years.

During the three months ended March 31, 2016 and 2015, the range of assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2016	2015

Risk-free interest rate	1.58%	1.35%-1.82%
Expected volatility	82.00%	61.40%-62.53%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

A summary of the activity of nonvested restricted stock units (“RSUs”) for the nine months ended March 31, 2016 is as follows:

Weighted-
Average
Number	Weighted-	Remaining
of	Average	Contractual	Aggregate
Restricted	Grant Date	Term	Intrinsic

	Stock Units	Fair Value	(in years)	Value

Nonvested at December 31, 2015	124,442	$10.53	2.9	$385
Granted	—	—	—	—
Vested	(38,238)	10.53	—	—
Cancelled	(852)	10.53	—	—
Nonvested at March 31, 2016	85,352	$10.53	1.9	$230

Vested and expected to vest at:
March 31, 2016	81,938	$10.53	1.9	$221
Exercisable at:
March 31, 2016	—	$—	—	$—

As of March 31, 2016, there was $872 of total unrecognized stock-based compensation expense related to nonvested RSUs. The expense is expected to be recognized over a weighted-average period of 2.9 years.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in a six-month offering period.  Participants may purchase shares of the Company’s Common Stock, through payroll deductions, at a price equal to 85% of the fair market value of the Common Stock on the first day of the applicable six-month offering period, or the last day of the applicable six-month offering period, whichever is lower.  Purchase dates under the ESPP occur on or about June 1 and December 1 of each year.  On March 29, 2016, the Company increased the shares of common stock under the ESPP by 120,000 as a result of an automatic annual increase.

 As of March 31, 2016, 472,722 shares of the Company’s Common Stock remain available for issuance under the ESPP.

12.Income Taxes

For the three months ended March 31, 2016, the Company recorded an income tax benefit of $42, which is due primarily to the amortization of the Company’s deferred tax benefit related to the transfer of IPR&D to the Company’s subsidiary, Epirus Switzerland GmbH, a Swiss corporation (the “Tax Benefit”) of $46, offset by tax expense for cash flows generated in foreign territories of $4.

For the three months ended March 31, 2015, the Company recorded an income tax benefit of $12, which is due primarily to the Tax Benefit of $46, offset by tax expense for cash flows generated in foreign territories of $27 and minimum state taxes due in the United States of $7.

The Company has evaluated the positive and negative evidence on the realizability of its deferred tax assets in each jurisdiction and management has determined that it is more likely than not that the Company will not utilize the benefits of its deferred tax assets in each jurisdiction except the Netherlands. Accordingly, the deferred tax assets have been fully reserved as of March 31, 2016 and December 31, 2015.

13.Commitments

As of March 31, 2016, future minimum lease payments under all of the Company’s operating leases are as follows:

March 31, 2016
April 1, 2016 - December 31, 2016	$1,791
2017	1,106
2018	644
2019	655
2020	666
2021 and thereafter	464
Total	$5,326
Less: Future sublease payments to be received	(941)
Net future lease payments	$4,385

14.Net Loss Per Share

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2016 and 2015, as they would be anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	3,564,447	2,411,898
Settlement of loan agreement	248,093	248,093
Warrants to purchase common stock	92,892	93,040
Nonvested restricted stock units	85,352	126,621
Employee stock purchase plan	10,586	—
Nonvested restricted stock awards	—	13,259

15Legal Proceedings

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

On April 22, 2015, the Company entered into a Settlement Agreement with RLS (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties finalized the remaining BOW015 batch production schedule with RLS agreeing to manufacture 15 final batches of BOW015 on or before June 30, 2016 with the Company’s option to have RLS manufacture an additional 5 batches on or before December 31, 2016. In January 2016, the Company amended the Settlement with RLS to extend the time for RLS to manufacture the 15 final batches from June 30, 2016 to June 30, 2017. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the Drug Controller General of India (“DCGI”) to the Company or its designee, with all costs of the transfer to be borne by the Company and subject to the DCGI’s approval of such transfer. The Company has agreed to pay to RLS a fee of approximately $2,250, payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder. The Company made the first payment of $750 on April 27, 2015 and made two additional payments of $500 on September 10, 2015 and February 3, 2016.

16.Subsequent Events

On May 9, 2016, the Company announced the reprioritization of the Company’s pipeline to focus exclusively on developing biosimilars for the treatment of rare diseases. This will involve, among other things, reallocating the Company’s resources to focus on the development of BOW080 (eculizumab; reference biologic Soliris®) for the potential treatment of ultra-rare blood disorders and BOW070 (tocilizumab; reference biologic Actemra®) for the potential treatment of an uncommon lymphoproliferative disorder known as Castleman’s disease. The Company has also suspended development of what had previously been its lead program, BOW015 (infliximab, reference biologic Remicade®). The Company is engaged in a strategic review of its options, including with respect to the BOW015 program, which may include partnerships, divestitures and/or other value-generating alternatives. The Company’s decision to suspend its BOW015 program is based on cost-savings, not technical reasons, and the program remains ready to commence its planned global Phase 3 clinical study. If the Company is not able to form a partnership for or divestiture as planned for BOW015, the intangible asset associated with the BOW015 program with a carrying value of $3,323 as of March 31, 2016, may be subject to future impairment.

The Company’s new focus on biosimilars that treat rare diseases necessitates a restructuring of the Company’s operations and a corresponding reduction in up to approximately 40% of its workforce, to align its resources more closely with its corporate objectives.

Additionally, as announced on May 9, 2016, Amit Munshi, the Company’s President and Chief Executive Officer and a Director, has resigned from those positions with the Company. Scott Rocklage, a Director of the Company, has been appointed Acting Chief Executive Officer of the Company and Michael Wyand, the Company’s Chief Technical Officer, was appointed as President and Chief Operating Officer of the Company. In connection with these actions, the size of the Company’s Board has also been reduced from eight members to seven, with two members remaining in Class III.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this quarterly report on Form 10‑Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10‑Q include historical information and other information with respect to our plans and strategy for our business and contain forward‑looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including but not limited to those set forth under the “Risk Factors” section of this report and elsewhere in this quarterly report on Form 10‑Q.

In the following discussion, the terms “Epirus,” “we,” “our,” “us” or the “Company” refer to EPIRUS Biopharmaceuticals, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements are based upon current expectations that involve risks, changes in circumstances, assumptions and uncertainties. Important factors that could cause actual results to differ materially from those reflected in our forward-looking statements include, among others:

•	our inability to obtain regulatory approval for, or successfully commercialize, our product candidates;

•	our inability to access sufficient capital resources to fund our operations as a going concern beyond the second quarter of 2016;

•	our inability to successfully transition the strategic direction of our company to one that is focused on the development of biosimilar product candidates for the treatment of rare diseases;

•our inability to secure and maintain relationships with collaborators and single-source contract manufacturers;

•	our history of operating losses and inability to ever become profitable;

•	our limited history of complying with public company reporting requirements;

•	our limited sales and marketing infrastructure;

•	uncertainty and volatility in the price of our common stock;

•	our inability to develop, implement and maintain appropriate internal controls;

•	our inability to remediate the material weaknesses in our internal control over financial reporting;

•	uncertainty as to our employees’, independent contractors’ and other collaborators’ compliance with regulatory standards and requirements and insider trading rules;

•	uncertainty as to the relationship between the benefits of our product candidates and the risks of their side‑effect profiles;

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

•	uncertainty relating to U.S. regulatory and legal landscapes and a fragmented payer market;

•	the extent of government regulations;

•	uncertainty of clinical trial results;

•	a loss of any of our key management personnel;

•	our inability to develop or commercialize our product candidates due to intellectual property rights held by third parties and our inability to protect the confidentiality of our trade secrets; and

•	the cost and effects of potential litigation.

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

We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2015, which contains a discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (“SEC”) from time to time, including on Form 10-K, Form 10‑Q and Form 8‑K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward‑looking statements in this report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

Overview

We are a global biopharmaceutical company focused on building a biosimilar business by improving patient access through cost-effective medicines for the treatment of rare diseases. Our ability to deliver on this vision is anchored in our strong technical platform and pragmatic approach to development and commercialization.

Our business focuses on biosimilars, which are biologic drugs that are demonstrated to be “highly similar” to a previously approved biologic drug, known as a “reference product”. A biosimilar has to undergo extensive analytical characterization and prove similarity in efficacy and safety to the reference product in order to be approved by regulators.

On May 9, 2016, we announced the reprioritization of our pipeline to focus exclusively on developing biosimilars for the treatment of rare diseases. This will involve, among other things, reallocating our resources to focus on the development of BOW080 (eculizumab; reference biologic Soliris®) for the potential treatment of ultra-rare blood disorders and BOW070 (tocilizumab; reference biologic Actemra®) for the potential treatment of an uncommon lymphoproliferative disorder known as Castleman’s disease. We have also suspended work on what had previously been our lead program, BOW015 (infliximab, reference biologic Remicade®). We are engaged in a strategic review of our options, including with respect to the BOW015 program, which may include partnerships, divestitures and/or other value-generating alternatives. Our decision to suspend our BOW015 program is based on cost-savings, not technical reasons, and the program remains ready to commence its planned global Phase 3 clinical study.  Our new focus on biosimilars that treat rare diseases necessitates a restructuring of our operations and a corresponding reduction in workforce, by up to approximately 40%of our employees, to align our resources more closely with our corporate objectives.

Additionally, as announced on May 9, 2016, Amit Munshi, our President and Chief Executive Officer and a Director, has resigned from those positions with us. Scott Rocklage, a Director, has been appointed Acting Chief Executive Officer of Epirus and Michael Wyand, our Chief Technical Officer, was appointed as President and Chief Operating Officer of Epirus. In connection with these actions, the size of our Board has also been reduced from eight members to seven, with two members remaining in Class III.

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

We believe the path to achieving our goals has a foundation in the following key strategies:

•	focus on the development of biosimilars for the treatment of rare diseases;

•	build and utilize technical capabilities to optimize product characteristics and manage costs;

•	enter into partnership arrangements where we expect to retain substantial economics over time; and

•	implement an efficient global tax structure.

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

Bioceros was focused on the development of monoclonal antibodies (mAbs). We acquired Bioceros’ proprietary CHOBC cell line platform, all related intellectual property rights, a fully equipped laboratory and bioreactor capabilities designed for the development of mAbs and protein therapeutics, with a focus on biosimilars, including capabilities for the production of our new rare disease biosimilar product candidate BOW080, as further described below. We believe that the addition of Bioceros staff and capabilities, combined with existing in-house expertise, provides us with a strong technical foundation to accelerate product development and optimize product quality. Specifically, we believe that our ability to rapidly and efficiently conduct and repeat experiments to optimize product quality and cell line titers and process yields will help us to reduce regulatory risk and manage long term cost of goods.

The product candidates on which we are currently focusing are BOW080 (eculizumab; reference biologic Soliris®) for the potential treatment of ultra-rare blood disorders and BOW070 (tocilizumab; reference biologic Actemra®) for the potential treatment of an uncommon lymphoproliferative disorder known as Castleman’s disease. We expect the standardization of our technology platform and the clustering of the therapeutic area will allow us to have a greater degree of focus, synergy and cost management across product development, manufacturing, clinical and commercialization. We believe there will be a significant unmet need for cost-effective therapies for rare diseases.

For BOW015, which previously was our lead product candidate, we reported bioequivalence, efficacy and safety data from a previous Phase 1 study in healthy volunteers and a Phase 3 study in active rheumatoid arthritis patients, both of which demonstrated the equivalence of BOW015 to Remicade. Our Phase 3 study included an open label phase, where we demonstrated that patients can be safely initiated and effectively maintained on BOW015 for 58 weeks, and that patients can be safely switched from Remicade to BOW015 and effectively maintained out to 58 weeks. Using this regulatory package, in 2014, in collaboration with our commercialization partner Sun Pharmaceutical Industries Ltd., or Sun, we launched BOW015 as the first infliximab biosimilar in India, sold under the brand name InfimabTM. We have also filed for approval in additional Southeast Asian and Latin American countries.

To date, nearly 1,000 patients have been treated with BOW015. We expect this early experience to provide valuable in-market experience to support filings in developed markets, such as Europe and North America, and to build important commercial experience.

In November 2015, we completed manufacturing readiness for BOW015 to support the initiation of a global clinical program for BOW015 in early 2016. In February 2016, we initiated this global clinical program, which we expect to support regulatory filings in established markets such as Europe and the United States. The UNIFORM (Understanding BOW015 (infliximab-EPIRUS) and reference infliximab (Remicade®) in patients with active rheumatoid arthritis on stable doses of methotrexate) study was a 58-week, double-blind, one-to-one randomized, comparator-controlled multi-center global study to compare safety, efficacy and immunogenicity and demonstrate clinical equivalence of BOW015 with Remicade. Until the shift in strategic focus of our business in May 2016 to focus on rare diseases, we planned to enroll over 500 patients with active rheumatoid arthritis in the UNIFORM study, which was to be conducted at sites in Europe, North America and Latin America. The design of the trial provided for a primary endpoint at week 16 involving the assessment of the proportion of patients that meet ACR20, which is a 20 percent or greater improvement in American College of Rheumatology criteria. We were designing this clinical program in consultation with European regulatory bodies in order to obtain the data that may be necessary to support potential approval of BOW015 in developed markets.

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

In near-term markets, such as India and Latin America, in which our current BOW015 data package is expected to be sufficient for approval, we intend to pursue near-term product launches with our partners. In collaboration with our commercialization partner Sun, we launched BOW015 in India in November 2014, under the brand name Infimab. We expect to utilize our existing regulatory data package to gain regulatory approval for BOW015 in additional countries. In May 2015, we also entered into a development and future distribution agreement with mAbxience S.A., or Mabxience, a company organized and existing under the laws of Uruguay and a wholly owned subsidiary of CHEMO Group, for BOW015 in Latin American markets, including Argentina, Chile, Ecuador, Paraguay, Uruguay and Venezuela.

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

As of March 31, 2016, we had an accumulated deficit of $155.0 million. We had a net loss of $16.3 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.

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

There were no changes to our critical accounting policies between December 31, 2015 and March 31, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2015 which are included in our annual report on Form 10-K filed with the SEC on March 28, 2016.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued.  We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  Adoption of this ASU resulted in a reclassification of the net current deferred tax asset of $109 and the net current deferred tax liability of $80 to the net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which amends ASC Topic 718, Compensation – Stock Compensation.  The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the potential impact that ASU 2016-09 may have on our financial position or results of operations.

Results of Operations

The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements.

Comparison of the Three Months Ended March 31, 2016 and 2015:

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Revenue, net of costs	$803	$25	$778	3112%
Operating expenses:
Research and development	$10,342	$3,079	$7,263	236%
General and administrative	6,468	4,168	2,300	55%
Total operating expenses	16,810	7,247	9,563	132%
Loss from operations	(16,007)	(7,222)	(8,785)	122%
Other income (expense):
Interest expense, net	(372)	(281)	(91)	32%
Other income (expense):	71	(30)	101	-337%
Total other expense, net	(301)	(311)	10	-3%
Loss before income taxes	$(16,308)	$(7,533)	$(8,775)	116%
Benefit from income taxes	42	12	30	250%
Net loss	$(16,266)	$(7,521)	$(8,745)	116%

Revenue — For the three months ended March 31, 2016, we recorded revenue of $803,000 consisting of collaboration revenues under our agreement with Polpharma of $570,000, license and other revenue earned by Epirus Netherlands, of $187,000, royalties of $40,000 and amortization of deferred revenue of $6,000 under our agreement with Sun.  We expect revenue to be lower in future periods due to the suspension of our BOW015 development program.

Research and development expenses—For the three months ended March 31, 2016, research and development expense was $10.3 million compared to $3.1 million for the three months ended March 31, 2015, an increase of $7.3 million, or 236%. This increase was primarily the result of an increase in development costs of $3.8 million related primarily to our BOW015 and BOW050 programs, which have now been suspended.  In addition, clinical related costs increased by $1.1 million due to costs related to our Phase 3 study, employee related costs increased by $0.9 million, non-cash expenses increased by $1.0 million and other expenses increased by $0.4 million. We expect research and development expense to decrease in future quarters as compared to the current quarter due to the reprioritization of the Company’s pipeline, as announced on May 9, 2016 to focus exclusively on developing biosimilars for the treatment of rare diseases.

The following table sets forth our research and development expenses by program for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,		Change
Project	2016	2015	$	%
BOW015	$4,437	$1,145	$3,292	288%
BOW050	1,567	435	1,132	260%
BOW070	596	195	401	206%
Overhead/Other	3,742	1,304	2,438	187%
Total	$10,342	$3,079	$7,263	236%

General and administrative expenses— For the three months ended March 31, 2016, general and administrative expense was $6.5 million compared to $4.2 million for the three months ended March 31, 2015, an increase of $2.3 million, or 55%. This increase was primarily the result of an increase in employee related expenses of $0.4 million, non-cash expenses of $0.8 million, increased professional fees of $0.9 million and increased overhead expenses of $0.2 million. We expect general and administrative expense in future periods to decrease as compared to the current period due to the reprioritization of the Company’s pipeline, as announced on May 9, 2016 to focus exclusively on developing biosimilars for the treatment of rare diseases.

Interest expense— For the three months ended March 31, 2016, interest expense was $0.4 million compared to $0.3 for the three months ended March 31, 2015, an increase of $0.1 million, or 32% due primarily to interest related to the Hercules debt entered into in May 2015 of $7.5 million.

Other income, net—For the three months ended March 31, 2016, other income, net was $0.1 million. Other income, net primarily reflects foreign exchange gains and losses.

Benefit from income taxes— For the three months ended March 31, 2016, benefit from income taxes of $42,000 reflected amortization of our deferred tax benefit related to the transfer of IPR&D to our subsidiary, Epirus Biopharmaceuticals (Switzerland) GmbH, a Swiss corporation (the “Tax Benefit”) of $46,000 offset in part by cash flows generated in foreign territories of $4,000.  For the three months ended March 31, 2015, benefit from income taxes of $12,000 reflected amortization of the Tax Benefit of $46,000, offset in part by tax expense for cash flows generated in foreign territories of $27,000 and minimum taxes due in the United States of $7,000.

Liquidity and Capital Resources

From January 25, 2011 to March 31, 2016, we have incurred an accumulated deficit of $155.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to BOW015, which until May 2016 was our lead product candidate, and other product candidates, and expenses supporting those activities. We have financed our operations since inception primarily through the sale of our equity securities, cash received in connection with the Merger and the issuance of debt securities.

Our total unrestricted cash and cash equivalents balance as of March 31, 2016, was $20.9 million.

We believe that our existing cash and cash equivalents, following the staff reductions and related operational changes described elsewhere in this report, will be sufficient to fund our current operating plan and capital expenditure requirements through the second quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. We are currently evaluating options for obtaining financing to fund our operations beyond the second quarter of 2016, which we will need to accomplish in the near term. Based on our planned use of our net cash and cash equivalents and our existing cash resources, we believe that our available funds will be sufficient to enable us to continue our pre-clinical development of BOW080 and BOW070. These funds will not, however, be sufficient to complete our pre-clinical development of BOW080 and BOW070 or to enable us to seek additional marketing approvals.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to license or sell assets related to our previous lead clinical program, BOW015, and the timing of any agreements relating to that process;

•	the progress, timing and costs of manufacturing BOW070 and BOW080 for planned pre-clinical development;

•	the initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any product candidates for which we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

We will need to obtain substantial additional funding in order to develop and commercialize BOW070, BOW080, and other future product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on acceptable terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BOW070, BOW080 and other future product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BOW070, BOW080, and other future product candidates that we otherwise would seek to develop or commercialize ourselves.

Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to remain as a going concern after the second quarter of 2016.

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

As of the date of this filing, we had cash and cash equivalents of approximately $14.2 million. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our current and proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

While we will actively seek to identify sources of liquidity, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us on a commercially reasonable basis, or at all. These factors raise substantial doubt about our ability to continue as a going concern as of March 31, 2016. Furthermore, the 2015 audit opinion from our independent registered public accounting firm contains a going concern explanatory paragraph which may make it more difficult for us to raise funds.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(10,615)	$(8,188)
Net cash provided by investing activities	(70)	—
Net cash provided by financing activities	18	48,272
Effect of exchange rate on cash	17	—
Net increase (decrease) in cash and cash equivalents	$(10,650)	$40,084

Operating Activities.  Our operating activities used $10.6 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used in operating activities of $2.4 million is primarily due to an increase in net loss of $8.0 million offset in part by an increase in non-cash stock based compensation of $1.8 million, and working capital adjustments of $3.8 million.

Investing Activities.  Our investing activities used $0.1 million for the three months ended March 31, 2016 related entirely to equipment purchases.

Financing Activities.  Our financing activities provided cash of $18,000 and $48.2 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities for the three months ended March 31, 2016 is related to the At-the-Market Sales Agreement with BTIG, LLC.  Net cash provided by financing activities for the three months ended March 31, 2015 is related to $48.0 million of net proceeds from the issuance of common stock in February 2015 and $0.2 million of proceeds from the exercise of stock options.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2016, as compared to those disclosed in our Form 10-K.

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

Based on their evaluation, including the existence of the material weakness in our internal control over financial reporting referenced below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the review of fiscal year 2015 financial statements, our independent registered public accounting firm identified a number of accounting and disclosure errors, including material weaknesses in our internal control over our financial statement close process and the financial reporting processes related to business combinations, income taxes and accrued development costs. These errors, when aggregated, represent a material weakness in our financial statement close process. These errors were caused in part by the transaction demands placed upon our finance department and a lack of sufficient finance department resources with the requisite accounting competencies.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in our annual report on Form 10-K filed with the SEC on March 28, 2016.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described in this Item 4, there was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The risks described below and elsewhere in this quarterly report on Form 10-Q are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. The risks described below are not the only ones we face. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations.

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

We are updating and restating the risk factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, or 2015 Annual Report, as follows:

Risks Related to Financial Results, Need for Additional Financing and Debt Arrangements

If we are unable to secure a sufficient source of funding in the next several weeks, we may be forced to cease operations altogether.

We are urgently pursuing multiple strategic alternatives and options to secure funding, including the potential sale of all or portions of our assets, in order to generate needed capital resources. Given the current challenging environment for equity financings by life sciences companies, we have been unable to obtain sufficient capital on the time frame and terms that we had anticipated. If we are unsuccessful in our efforts to raise funds in the very near future, we will be unable to continue as a going concern after the second quarter of 2016. In that case, it is possible that we would be required to liquidate our company, and that holders of our common stock would receive no return on their investment.

Our exploration of strategic alternatives may not be successful.

We have implemented operating cost reductions, including a recent reduction in our workforce, to reduce overall cash burn. As previously announced in our Current Report on Form 8-K filed on May 9, 2016, reporting the reduction of our workforce, we are considering a variety of potential strategic alternatives. Such strategic alternatives include, but are not limited to, a sale of the entire company or its assets, a business combination or collaboration, and liquidation of the company. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our stockholders.

We have recently materially shifted our business focus to product candidates that are focused on the treatment of rare diseases, and there is a risk that we may not achieve the benefits of our new strategy.

On May 9, 2016, we announced that we have reprioritized our pipeline to focus exclusively on developing biosimilars for the treatment of rare diseases, and we have suspended further work on our BOW015 program, which previously had been our lead product candidate, for financial reasons. The two product candidates on which we are now focused, BOW070 and BOW080, are at a pre-clinical stage of development, and will require substantial additional investment in order to achieve further development. Also, we do not have substantial experience in developing biosimilar product candidates for the treatment of rare diseases. While we are hopeful that this shift in strategy will yield benefits for us and for our stakeholders, we may be unable to obtain the desired results of this new strategy.

We have a history of operating losses. We expect to incur significant operating losses and may never be profitable. Our common stock is a highly speculative investment.

Prior to the July 15, 2014 merger with Zalicus Inc. (the “Merger”), we incurred operating losses since inception, and have never been cash-positive. Similarly, following the Merger, we have continued to incur net losses and have not been cash-positive. As of March 31, 2016, we had an accumulated deficit of $155.0 million. If we are able to secure the funds to continue the operation of our business, we expect to continue to spend significant resources to fund research and development of our product candidates and to enhance our drug development technologies. We expect to incur substantial operating losses over the next several years due to research, development, pre-clinical testing, and clinical trial activities. In that event, our accumulated deficit would continue to increase.

Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless we or our partners successfully commercialize our early stage product candidates. If we are able to secure the funds to continue the operation of our business, we may seek to obtain revenue from collaboration or licensing agreements with third parties. Our current collaboration and license agreements may not provide us with material, sustainable ongoing future revenue, and we may not be able to enter into additional collaboration agreements. Even if we eventually generate product revenues, we may never be profitable, and if we ever achieve profitability, we may not be able to sustain it.

Many factors that are beyond our control will affect our ability to obtain the additional funds that would be necessary to obtain regulatory approval for and commercialize our current and any future biosimilar product candidates.

Since our inception, we have devoted substantial resources to the nonclinical and clinical development of BOW015, a proposed biosimilar of Remicade® (infliximab), which until May 2016 was our lead biosimilar product candidate. At this time, we have suspended development of BOW015 and are focused on the development of two product candidates for the treatment of rare diseases, both of which are at the pre-clinical stage of development. We expect to incur substantial costs for the development of our current pipeline of biosimilar product candidates, including for development of any other indications and product candidates we may be able to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because our ability to obtain the necessary funds to conduct these activities and the outcome of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash and cash equivalents will be insufficient to fund our operations beyond the second quarter of 2016. As of March 31, 2016, our total unrestricted cash and cash equivalents was $20.9 million. We will need to raise additional capital in the next several weeks to fund our operating requirements and continue as a going concern. We may also seek to raise additional funds if our research and development expenses exceed current expectations, our collaboration funding is less than current assumptions or expectations, or we encounter obstacles to our development and commercialization of our product candidates that were not anticipated. This could occur for many reasons, including:

•

our product candidates require more extensive clinical or pre-clinical testing, our research and development programs for our product candidates do not proceed as expected, our clinical trials take longer to complete than we currently expect or our clinical trials are not successful;

•	our shift in strategic focus to the development of biosimilars for the treatment of rare diseases takes longer to implement than we expect, or we encounter other obstacles in effectuating that shift;

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

Our consolidated financial statements for the three months ended March 31, 2016 have been prepared assuming that we will continue as a going concern. The factors describe above coupled with our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2015 with respect to this uncertainty. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

While we need to seek additional funding in the near term through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of any financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or others. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all. The arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of our common stock. There can be no assurance that we will be able to access equity or credit markets in order to continue our business, finance our operations or expand development programs for any of our product candidates, or that there will not be a continued deterioration in financial markets and confidence in economies that could make it difficult or impossible to access these markets. If we are unable to obtain additional funding on a timely basis, we may be required to cease operations altogether, or to further curtail or terminate some or all of our research or development programs.

Unless and until the value of our public float (which refers to the shares held by shareholders who are not affiliates of ours) increases to an amount equal to or greater than $75 million, we are subject to limitations imposed by SEC rules on the value of shares we may issue pursuant to our Form S-3 shelf registration statement in a primary offering. Specifically, SEC rules provide that a company with less than $75 million in public float may issue securities with a value of no more than one-third of the company’s public float value in any twelve-month period. This will further affect the amount of capital we can raise to pursue the development of our programs.

Our term loans include certain covenants and other events of default. Should we not comply with these covenants or otherwise incur an event of default, we may be required to repay our obligation to the lender in cash immediately, which could have a material adverse effect on our liquidity.

Our term loans from Hercules Technology Growth Capital, Inc. include certain customary covenants, including limitations on other indebtedness, liens, acquisitions, investments and dividends, and maintaining the ability to pay our financial obligations as they become due. As of March 31, 2016, we owed Hercules $15,000,000 under these term loans.

If we fail to stay in compliance with our covenants, are unable to secure additional financing to continue our operations, or suffer some other event of default under the term loans, we may be required to repay the outstanding principal in full immediately. Should this occur, our liquidity would be materially adversely impacted, and this could result in our inability to continue the development of our product candidates.

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

In connection with our merger, the Securities and Exchange Commission, or the SEC, granted us a waiver of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, for a period of one year, and therefore we were not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose until the filing of the 2015 Annual Report. In anticipation of this formal assessment, we have been required to comply with Section 404 since January 1, 2015. In connection with the audit of our 2015 financial statements and in connection with the preparation of certain of our 2014 interim financial statements, our management team and independent registered public accounting firm identified certain weaknesses in our internal controls that were considered to be material weaknesses. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see "Management's Report on Internal Control over Financial Reporting" under Item 4, "Controls and Procedures."

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, excluding the internal controls of Bioceros Holdings B.V., which we acquired on September 9, 2015. This assessment identified material weaknesses in our internal control over our financial statement close process and the financial reporting processes related to business combinations, income taxes and accrued development costs. Because of these material weaknesses, management believes that, as of March 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

 Risks Relating to the Development, Manufacturing and Commercialization of Our Products

Until May 2016, we were largely dependent on the success of BOW015, the development of which we have now suspended. All of our other product candidates are still in pre-clinical development, and accordingly our business is now dependent on our ability to successfully develop much earlier stage product candidates. If we are unable to develop these product candidates in a timely manner, our business will be materially harmed.

Until May 2016, our business prospects and potential product revenues were largely dependent upon our ability to obtain regulatory approval of, and successfully commercialize, BOW015. Due to the strategic shift in our business focus, we are now dependent on the successful development of pre-clinical stage product candidates BOW070 and BOW080.

Before we can commercialize these product candidates we will need to:

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

•

This process involves a high degree of risk and takes many years, and success is never guaranteed. Our product development efforts with respect to these product candidates may fail for many reasons, including:

•                 our inability to secure the funds to continue the operation of our business;

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

If an improved version of a reference product is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

We have historically been engaged in developing and commercializing follow-on versions of approved, reference biological products. Such follow-on products are known as biosimilars. Innovator companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain regulatory approval of the improved version under a new or supplemental application filed with the applicable regulatory authority. Should the innovator company succeed in obtaining an approval of an improved biologic product, it may capture a significant share of the collective reference product market in the applicable jurisdiction and significantly reduce the market for the reference product and thereby the potential size of the market for our product candidates. In addition, the improved product may be protected by additional patent rights and thereby subject our follow-on biosimilar to claims of infringement.

Additionally, competition in the biotechnology industry is intense. Reference biologic products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference products to our biosimilar product candidates, sales of the reference biologic products may be significantly and adversely impacted and may render the reference products obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our biosimilar products and product candidates, and the value for our product pipeline could be negatively impacted. As a result of the above factors, our business, prospects and financial condition could suffer.

Our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilars approved for the same indication as the reference biologic products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

Our business involves highly competitive pharmaceutical and biotechnology markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we have been engaged in developing. Many of these potential competitors, such as Celltrion, Inc. and Hospira, Inc. (acquired by Pfizer, Inc.), are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in undertaking nonclinical testing and clinical trials of product candidates, and obtaining regulatory approvals of products. If we do not effectively compete with these potential competitors, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Use of our product candidates could be associated with side effects or adverse events.

As with most pharmaceutical and biological drug products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency. Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or later when a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approvals or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaborators to halt development or sale of these product candidates or expose us to product liability lawsuits that would harm our business. Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we may also be required by regulatory agencies to conduct additional nonclinical studies or clinical trials that we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of any regulatory agency in a jurisdiction where we are seeking to commercialize our products or obtain approval in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we are successful in commercializing any of our pipeline product candidates, then laws and regulations may require that we report certain information about adverse medical events according to timelines that may vary from jurisdiction to jurisdiction. The timing of our obligation to report may be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, regulatory agencies could take action including, without limitation, criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval of future products. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We may have significant product liability exposure that may harm our business and our reputation.

Although our product candidates are biosimilar products, and are designed to be equivalent against reference products that have an established safety record in the indications in which they are marketed and used, we face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk as we commercialize our products. For example, assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts or comparable statutes abroad. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•                  decreased demand for any future product candidates that may obtain regulatory approval;

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of any of our product candidates. We currently carry product liability insurance covering our clinical trials in the amount of $5 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses in all the jurisdictions in which we seek to market and sell our products. Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, as we obtain approvals for marketing any of our product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our pipeline product candidates, conduct our clinical trials and commercialize our pipeline product candidates.

Our success depends in large part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we expect to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, or if such alliances do not prove to be as successful as we anticipate, our business could be adversely affected.

We have limited or no capabilities for independent manufacturing, sales, marketing and distribution. In September 2014, we entered into a collaboration agreement with Livzon MabPharm Inc., or Livzon, for the development and commercialization of BOW015 and other pipeline biosimilar products to be agreed with Livzon in China, and in September 2015, added BOW070 as a product candidate to be developed pursuant to the terms of this collaboration agreement. We retain global rights to commercialize BOW015, BOW070 and the other pipeline biosimilar products outside of China, subject to our other agreements with third parties.

In the future, assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we expect to form additional alliances with other companies that are based in our target markets and that have expertise in development, manufacture and commercialization of biologics and biosimilar products in our target markets to enable us to expand the commercialization opportunities for our product candidates. In such alliances, we would expect our partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies, such as our current alliance with Livzon, among others, to provide substantial additional funding for development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally, or to bring product candidates to market. Failure to bring our product candidates to market would prevent us from generating sales revenue, and this would substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. As a result, our business may be adversely affected.

Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which our product candidates will be covered by third party payors such as private health insurers, managed care organizations, and government healthcare programs such as Medicare and Medicaid and the adequacy of the payments for those products. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Because there are not many approved biosimilars available, many countries and payors have not yet established policies for the coverage and payment for those types of drugs, even if the reference biologic is covered. Moreover, even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, if we obtain approval from the U.S. Food and Drug Administration, or FDA, for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, if our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment of our employees, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Recent events in Ukraine and Crimea have resulted in the European Union and the United States imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The European Union and the United States have also suspended the granting of certain types of export licenses to Russia.  Russia has imposed its own sanctions on certain individuals in the United States and may impose other sanctions on the United States and the European Union and/or certain businesses or individuals from these regions. Although our products are not currently subject to such sanctions, we cannot assure you that the current sanctions or any further sanctions imposed by the European Union, the United States or other international interests will not materially adversely affect our operations. We have historically relied  on local and strategic business partners and collaborators to produce and commercialize our products in certain markets outside of the United States, and we have relied on distributors and other intermediaries to sell and distribute our products internationally and assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we expect to continue relying on such partners, collaborators, distributors and intermediaries to perform these functions.

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of patients, or demonstrate equivalence of our product candidates with the applicable reference products, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products are equivalent to the applicable reference products, or sufficiently active, safe, or effective and as a result we may decide to abandon further development of such product candidates. Additional clinical trials may be required if clinical trial results are negative or inconclusive, or insufficient to obtain regulatory approval in one or more countries under applicable laws regulating biosimilar products, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and will not become profitable. We may encounter significant delays in the regulatory process that could result in excessive costs that may prevent us from continuing to develop our product candidates. In addition, the failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, product recalls, withdrawal of product approval, mandatory restrictions or other actions that could impair our ability to conduct our business.

The development, manufacture and commercialization of biosimilar products in the United States poses unique risks, and our failure to successfully introduce biosimilar products in the United States could have a negative impact on our business and future operating results.

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we intend to pursue market authorization for our biosimilar product candidates in numerous jurisdictions, including the United States. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. Subsequent to the enactment of the BPCIA, the FDA has released several final and draft guidance documents regarding implementation of the BPCIA regulatory pathway.

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, even if we receive regulatory approvals for our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we fail to comply with continuing regulatory requirements, we could lose regulatory approvals, and our business would be adversely affected.

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

The laws, regulations, and policies of the regulatory authorities may change and additional laws, regulations, and policies may be enacted or established that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. See “Risks Relating to our Reliance on Third Parties.”

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and to commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological reference products already licensed by the regulatory authority pursuant to marketing applications, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. Each individual jurisdiction may apply different criteria to assess biosimilarity, based on a preponderance of the data that can be interpreted subjectively in some cases. In the European Union, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy.

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

The structure of complex proteins used in protein-based therapeutics is inherently variable and highly dependent on the processes and conditions used to manufacture them. Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, if we are unable to develop manufacturing processes that achieve a requisite degree of biosimilarity to the originator drug, and within a range of variability considered acceptable by regulatory authorities, we may not be able to obtain regulatory approval for our products.

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

Risks Relating to our Reliance on Third Parties

We have historically relied on third parties to conduct and oversee our clinical trials for our biosimilar product candidates, and expect to continue to do so as we progress the development of our pipeline product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

We have historically relied upon third-party CROs to monitor and manage the clinical sites and investigators for our clinical programs, and to audit and verify the data produced by these parties. We have also relied upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties have played a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party would devote adequate time and resources to any of our clinical trials. If any CROs engaged by us or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates. Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we plan to rely heavily on these third parties for the execution of our clinical trials for products we are developing or may develop in the future, and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities.

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

We have historically relied on third parties, and in some cases a single third party, to manufacture nonclinical and clinical supplies of our product candidates, to store critical components of our product candidates for us, and also to commercialize our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates at acceptable quality levels and on commercially reasonable terms, or fail to commercialize our products in accordance with the terms of our agreements with them.

We do not have the infrastructure or capability internally to manufacture supplies of our biosimilar product candidates for use in the conduct of our nonclinical and clinical studies or on a commercial scale. We have historically relied on third-party manufacturers, including our India-based contract manufacturer RLS, to manufacture and supply us with BOW015 in India. Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, developing successful scale up techniques for manufacture of our biosimilar product candidates for commercial quantities will be time consuming and may not yield the quantities of product that we anticipate, which may have a material impact on our ability to successfully commercialize our product candidates. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide production capacity constraints, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Any failure or refusal to supply the components for product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. Although we endeavor, and intend to continue to do so in the future, to establish alternative sources of supply for our product candidates in order to protect against any disruption in product supply, we cannot assure you that we will be able to find a suitable alternative manufacturer who is permitted to supply product under applicable regulatory laws, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and the expenses relating to the transfer of necessary technology and processes could be significant.

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, if any of our product candidates are approved for any given jurisdiction, in order to produce the quantities necessary to meet anticipated market demand, any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to produce our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

We also rely on third parties to store the master and working cell bank for our pipeline product candidates. We have one master cell bank and one working cell bank and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

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

In December 2014, RLS exercised its three-year termination for-convenience right with respect to our manufacturing and supply agreement with RLS, which we refer to as the RLS Agreement, which would have caused the RLS Agreement to terminate in December 2017. In addition, in March 2015, RLS initiated an arbitration proceeding under the RLS Agreement alleging that the RLS Agreement grants RLS exclusive global supply rights to BOW015 that the terms of our collaboration agreements with Fujifilm and Livzon (described above) violate the RLS Agreement, and sought to terminate the RLS Agreement. On April 22, 2015, we entered into a Settlement Agreement with RLS. Pursuant to the Settlement Agreement, on May 4, 2015, RLS withdrew the arbitration proceeding it initiated, and the parties have agreed to release each other from all causes of actions or claims, present and future, arising under the RLS Agreement.  Pursuant to the Settlement Agreement, the parties finalized the remaining BOW015 batch production schedule with RLS agreeing to manufacture 15 final batches of BOW015 on or before June 30, 2016 with our option to have RLS manufacture an additional 5 batches on or before December 31, 2016. In January 2016, we amended the Settlement Agreement to extend the time for RLS to manufacture the 15 final batches to June 30, 2017. RLS has also agreed to use reasonable commercial efforts to transfer the existing Indian marketing authorization for BOW015 granted by the DCGI to us or our designee, with all costs of the transfer to be borne by us and subject to the DCGI’s approval of such transfer. We have agreed to pay to RLS a fee of $2.3 million, payable in four installments over the course of the final batch manufacture, with the final installment to be paid no later than ten days after June 30, 2016. Following the satisfaction by both parties of all of the terms of the Settlement Agreement, the RLS Agreement and related agreements between the parties shall be terminated and neither party shall have any further rights or obligations thereunder.

While we believe that, based on forecasts from our Indian commercial partner, Sun, the current inventory, and future inventory as agreed to under the Settlement Agreement, of BOW015 is sufficient to fulfill anticipated demand there through the middle of 2018, it is possible that demand will increase in excess of our current inventory and that we will not be able to meet these demands if the agreed-upon batches to be manufactured by RLS pursuant to the Settlement Agreement are not sufficient to meet such increased needs. It is possible that RLS could stop providing us with BOW015 entirely, despite the terms of the Settlement Agreement and regardless of whether this causes RLS to breach the RLS Agreement or the Settlement Agreement. We and Sun may transfer BOW015 manufacturing for Indian territory to an alternate contract manufacturer, but there can be no assurances that we will be successful in making such a transfer on a timely basis, or at all. This, in turn, could materially and adversely affect the ability to manufacture or supply BOW015 for use in commercial sales in India and other markets currently contemplated to be served by Sun.

In certain countries where, assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we expect to commercialize our product candidates, under applicable laws, it is necessary for us to rely on locally established third parties to act as the holder of marketing approvals or authorizations for our product candidates in such countries. Our business could be harmed if those third parties fail to comply with the terms of such marketing authorizations or approvals, or fail to act in accordance with our instructions in relation to the marketing and sale of our product candidates covered by such authorizations or approvals.

In some circumstances, it may be necessary as a matter of applicable local law, for the marketing and manufacturing approvals for our biosimilar products to be held by a third party that is not one of our affiliates. For example, our marketing approval in India for BOW015 is currently held in the name of our manufacturing partner, RLS, which also holds the manufacturing approval for BOW015. Pursuant to the Settlement Agreement described above, RLS has agreed to use reasonable commercial efforts to transfer such authorization to us or our designee, subject to approval by the DCGI. The marketing approval held by RLS for manufacture and sale of infliximab in India is based on and is specific to the data arising from our clinical trials conducted with respect to BOW015, which data is owned solely by us, and RLS therefore has no right to commercialize BOW015 in India or in any other country independently of us on the basis of such marketing authorization. We have a manufacturing and supply agreement in place with RLS that includes provisions that permit us to have oversight over RLS’s activities in order to protect against breach by RLS of the terms of such marketing approval, and we will seek to include equivalent contractual protections in future agreements with third parties that hold regulatory approvals on our behalf. However, there is no guarantee that RLS or any other such third party will comply with the terms of the marketing authorization for the applicable biosimilars or with applicable laws. Where permissible under applicable laws, we also seek to provide for transfer of rights in any regulatory approval to an alternative holder on termination of our agreements with such third parties, and we also endeavor, and will continue to do so in the future, to establish alternative sources of supply for our future product candidates in order to protect against any disruption in product supply. However, we cannot assure you that we will be able to find an alternative holder for any such regulatory approvals in a timely fashion, or to enter into appropriate agreements with such third parties on commercially reasonable terms, or at all. Any non-compliance with applicable laws or the terms of regulatory approvals by such third parties could result in the permission to market and sell the applicable product candidate being revoked in one or more countries, which would materially jeopardize our right to commercialize BOW015 in India and such other countries.

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

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars. These efforts have included sponsoring legislation to prevent pharmacists from substituting biosimilars for prescribed reference products or to make such substitutions more difficult by establishing notification, recordkeeping, and/or other requirements, as well as seeking to prevent manufacturers of biosimilars from referencing the brands of the innovator products in biosimilar product labels and marketing materials. If these or other efforts to delay or block competition are successful, we may be unable to sell any of our biosimilar product candidates for which we obtain regulatory approval, which could have a material adverse effect on our sales and profitability.

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

Our development programs involve the use of hazardous materials, chemicals, and biological materials. We are subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, and disposal of materials and waste products. We believe that our safety procedures for handling these materials comply with the standards prescribed by laws and regulations. However, assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, we may incur significant costs to comply with current or future environmental laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our insurance, and we may not be able to maintain insurance on acceptable terms, if at all.

Risks Related to Intellectual Property

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, although we aim to launch our biosimilar product candidates in markets where there is no valid third party patent protection covering the reference biologic product, or in some cases where the fundamental patent protection for the reference product has expired, if a third party holds a patent to a formulation technology related to our planned formulation of a product candidate, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for such patent to expire. In addition, in the United States, under certain limited circumstances, patents known as “submarine” patents may issue without the corresponding application being previously published. If such a submarine patent were to issue and cover aspects of any one or more of our product candidates, it is possible that such patents could affect our ability to commercialize the affected product candidate(s). Our business will be harmed if we are unable to use the optimal formulation of our product candidates, which may occur because the formulations or methods of use are covered by one or more third-party patents, and a license to such patents is unavailable or is only available on terms that are unacceptable to us. In the case of our biosimilar product candidates, this may prevent us from establishing the equivalence to the reference biologic product required to gain regulatory approval for sale of such biosimilar product within a time frame that would make the commercialization of the affected biosimilar product candidate commercially viable.

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

If our agreements with our collaborators are terminated, although these agreements provide that our former partners have no further rights in the transferred technology, such third parties could use the technology and know-how they received from us to continue to develop and commercialize the applicable products, in breach of our agreements with them, and which would materially impact our revenues from commercialization of our product candidates. In such case, it may be necessary for us to become involved in litigation or arbitration to retain and defend our rights in such technology, and to prevent such commercialization. Any such proceedings would be costly and time consuming, and would divert significant management time and resources, with no guarantee of a successful outcome.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on trademark protection to protect our business and our products.  Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks.  We may not be able to protect our rights to these trademarks and trade names, which we need to build brand name recognition by potential customers or partners in our markets of interest.  Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and, assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, our business may be adversely affected.

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

Assuming we are able to secure necessary funds to continue the operation of our business, as to which we can make no assurance, if we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Risks Related to an Investment in Our Common Stock

Our management and independent auditors have identified material weaknesses in our internal controls, and we may be unable to develop, implement and maintain appropriate internal and disclosure controls in future periods, which may lead to errors or omissions in our financial statements.

As of March 31, 2016, there were material weaknesses in our controls over our financial statement close process and the financial reporting processes related to business combinations, income taxes and accrued development costs.

These material weaknesses have not been fully remediated. Prior to the complete remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements.

As of March 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal controls and procedures, including the existence of the material weaknesses in our internal control over financial reporting, and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We have been designing and implementing new procedures and controls intended to address the material weaknesses described above and have been relying significantly on outside accounting professionals and on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities.

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

Following the expiration of the SEC waiver granted to us in connection with the Merger, we are now required to make a formal assessment of the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with the 2015 Annual Report. If we are unable to establish appropriate internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

The market price for our common stock has been volatile, and market prices for securities of companies comparable to us have been highly volatile. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant price volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•                  our inability to secure significant additional funding to continue our operations;

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

•                  failure or discontinuation of any of our product candidates;

•                  key personnel changes;

•                  potential for mergers and acquisitions;

•                  litigation;

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

On March 9, 2016, we issued 1,772,107 shares of Common Stock which completes our obligation under the Stock Purchase Agreement.

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

EPIRUS BIOPHARMACEUTICALS, INC.

Date: May 10, 2016	By:	/s/ Scott Rocklage
Scott Rocklage
Acting Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Thomas Shea
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
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Condensed Consolidated Financial Statements

*

*Filed herewith.

**Furnished herewith.

# Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by the registrant with the Securities and Exchange Commission. The omitted portions of the Exhibit have been separately filed by the registrant with the Securities and Exchange Commission.